Form 10-Q
period 2022-06-30
Verano Holdings Corp.
filed 2022-08-19
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56342
VERANO HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1583243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 North Dearborn Street, 4th Floor, Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 265 0730

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 318,946,319 Subordinate Voting Shares and 136,726 Proportionate Voting Shares for a total of 332,618,962 Subordinate Voting Shares on an as converted basis as of August 14, 2022.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)	(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$92,833	$99,118
Accounts Receivable, net	13,253	17,410
Notes Receivable	—	285
Inventory	154,050	140,703
Prepaid Expenses and Other Current Assets	27,820	19,528

Total Current Assets	287,956	277,044

Property, Plant and Equipment, net	515,698	452,232
Right of Use Assets, net	71,472	61,346
Intangible Assets, net	1,343,371	1,379,913
Goodwill	376,637	368,130
Investment in Associates	7,252	7,491
Deposits and Other Assets	2,584	2,499

TOTAL ASSETS	$2,604,970	$2,548,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$60,832	$45,172
Accrued Liabilities	30,773	42,149
Income Tax Payable	161,430	154,512
Current Portion of Lease Liabilities	7,961	6,563
Current Portion of Notes Payable	258,880	13,771
Acquisition Consideration Payable	66,901	208,349

Total Current Liabilities	586,777	470,516
Long-Term Liabilities:
Deferred Revenue	271	1,183
Notes Payable, net of Current Portion	143,749	276,154
Lease Liabilities, net of Current Portion	66,122	56,812
Deferred Income Taxes	259,326	262,184

Total Long-Term Liabilities	469,468	596,333

TOTAL LIABILITIES	$1,056,245	$1,066,849

SHAREHOLDERS’ EQUITY	1,548,725	1,480,530
NON-CONTROLLING INTEREST	—	1,276

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,604,970	$2,548,655
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net of Discounts	$223,662	$199,066	$425,897	$319,961
Cost of Goods Sold, net	125,547	129,856	229,165	196,461

Gross Profit	98,115	69,210	196,732	123,500

Selling, General, and Administrative Expenses	100,263	70,013	189,824	112,679

Income (Loss) from Investments in Associates	(144)	645	1,860	1,448

Income (Loss) from Operations	(2,292)	(158)	8,768	12,269

Other Income (Expense):
Loss on Disposal of Property, Plant and Equipment	(203)	(429)	(1,192)	(429)
Gain (Loss) on Deconsolidation	(73)	—	9,485	—
Gain (Loss) on Previously Held Equity Interest	(171)	—	13,928	—
Interest Expense, net	(11,624)	(5,434)	(22,295)	(7,201)
Other Income (Expense), net	15,619	(131)	18,153	(997)

Total Other Income (Expense)	3,548	(5,994)	18,079	(8,627)

Net Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest	1,256	(6,152)	26,847	3,642

Provision For Income Taxes	(11,103)	(23,438)	(36,617)	(39,852)

Net Loss Before Non-Controlling Interest	(9,847)	(29,590)	(9,770)	(36,210)

Net Income Attributable to Non-Controlling Interest	—	98	291	1,364
Net Loss Attributable to Verano Holdings Corp.	$(9,847)	$(29,688)	$(10,061)	$(37,574)

Net Loss per share – basic	(0.03)	(0.10)	(0.03)	(0.14)
Net Loss per share – diluted	(0.03)	(0.10)	(0.03)	(0.14)

Basic – weighted average shares outstanding	328,519,193	300,715,671	327,402,503	265,842,657
Diluted – weighted average shares outstanding	328,519,193	300,715,671	327,402,503	265,842,657
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity ($ in Thousands)

	LLC Membership Units	SVS Shares (as converted)	Share Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of April 1, 2021 (As Restated)	—	293,199,219	$1,030,163	$1,361	$7,403	$1,038,927

Share-based compensation	—	—	14,483	—	—	14,483

Issuance of shares in conjunction with acquisitions	—	10,410,187	207,136	—	—	207,136

Issuance of warrants	—	3,510,000	—	—	—	—

Contingent consideration & other adjustments to purchase accounting	—	103,775	2,085	—	—	2,085

Net income (loss)	—	—	—	(29,688)	98	(29,590)

Balance as of June 30, 2021	—	307,223,181	$1,253,867	$(28,327)	$7,501	$1,233,041

	LLC Membership Units	SVS Shares (as converted)	Share Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of April 1, 2022 (As Restated)	—	327,868,398	$1,578,232	$(55,449)	$—	$1,522,783

Share-based compensation	—	26,570	12,523	—	—	12,523

Issuance of shares in conjunction with acquisitions	—	808,258	5,540	—	—	5,540

Noncontrolling interest adjustment for change in ownership	—	—	—	—	—	—

Contingent consideration & other adjustments to purchase accounting	—	2,115,438	17,726	—	—	17,726

Net income (loss)	—	—	—	(9,847)	—	(9,847)

Balance as of June 30, 2022	—	330,818,664	$1,614,021	$(65,296)	$—	$1,548,725
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued) ($ in Thousands)

	LLC Membership Units	SVS Shares (as converted)	Share Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2021	279,900,000	—	$137,914	$9,247	$6,237	$153,398

RTO-related issuances, net	—	—	652,217	—	—	652,217

Issuance of Pubco shares in redemption of membership units	(279,900,000)	279,900,000	—	—	—	—

Reverse takeover (“RTO Financing”), net	—	10,100,000	95,420	—	—	95,420

Distributions to minority members	—	—	—	—	(100)	(100)

Share-based compensation	—	—	21,097	—	—	21,097

Issuance of shares in conjunction with acquisitions	—	13,609,406	270,034	—	—	270,034

Warrants issued and exercised	—	3,510,000	75,100	—	—	75,100

Contingent consideration & other adjustments to purchase accounting	—	103,775	2,085	—	—	2,085

Net income (loss)	—	—	—	(37,574)	1,364	(36,210)

Balance as of June 30, 2021	—	307,223,181	$1,253,867	$(28,327)	$7,501	$1,233,041

	LLC Membership Units	SVS Shares (as converted)	Share Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2022 (As Restated)	—	324,312,662	$1,535,765	$(55,235)	$1,276	$1,481,806

Share-based compensation	—	797,907	24,265	—	—	24,265

Issuance of shares in conjunction with acquisitions	—	2,211,325	18,760	—	—	18,760

Non-controlling interest adjustment for change in ownership	—	—	—	—	(1,567)	(1,567)

Contingent consideration & other adjustments to purchase accounting	—	3,496,770	35,231	—	—	35,231

Net income (loss)	—	—	—	(10,061)	291	(9,770)

Balance as of June 30, 2022	—	330,818,664	$1,614,021	$(65,296)	$—	$1,548,725
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(10,061)	$(37,574)
Net income attributable to non-controlling interest	291	1,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,911	36,057
Non-cash interest expense	1,016	2,907
Non-cash interest income	—	(17)
Non-cash inventory step-up expense on acquisitions	6,707	52,189
Loss on disposal of property, plant and equipment	1,192	429
Gain on deconsolidation	(9,485)	—
Gain on disposal of investments in associates	(13,928)	—
Bad debt expense	—	68
Amortization of debt issuance costs	3,160	517
Unrealized gain on marketable securities	2,148	—
Loss (income) from underlying investees	(310)	(7,319)
Stock earnout from acquisitions	—	2,084
Loss (income) on share issuance	(4,650)	1,236
Decrease in fair value of contingent consideration	(9,102)	—
Stock based compensation	24,405	18,333
Changes in operating assets and liabilities:
Accounts receivable	4,157	(900)
Inventory	(19,927)	(23,023)
Prepaid expenses and other current assets	(6,333)	138
Deposits and other assets	4,384	2,935
Accounts payable	14,686	(9,242)
Accrued liabilities	(9,880)	(10,668)
Lease liabilities	(6,468)	(2,383)
Income tax payable	5,508	31,536
Deferred taxes	(2,857)	(531)
Deferred revenue	(913)	(1,305)
Other, net	(3)	14
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,648	56,845

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(86,851)	(61,785)
Proceeds from disposal of assets	1,841	778
Distributions to minority members	—	(100)
Purchases of intangible assets	—	(8,378)
Acquisition of business, net of cash acquired	(94,042)	(102,138)
Proceeds from sale of deconsolidation and investment in associates	19,576	—
Purchase of interest in investment in associates	—	(3,350)
Dividend received from investments in associates	—	10,275
Proceeds from note receivable	—	4,215
Other, net	—	41
NET CASH USED IN INVESTING ACTIVITIES	(159,476)	(160,442)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	120,774	100,000
Principal repayments of notes payable	(8,245)	(8,527)
Debt issuance costs paid	(2,986)	(5,132)
Proceeds received from RTO Financing, net	—	75,420
Cash received in warrant private placement	—	75,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	109,543	236,861

NET INCREASE (DECREASE) IN CASH	(6,285)	133,264

CASH, BEGINNING OF PERIOD	99,118	16,402

CASH, END OF PERIOD	$92,833	$149,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$10,608	$1,761

NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$3,296	$3,627

Issuance of shares under business combinations	$53,950	$896,795

Acquisitions
Tangible and intangible assets acquired, net of cash	$17,533	$1,127,009
Liabilities assumed	(4,362)	(249,094)
Acquisition consideration payable	72,364	(1,038,668)
Goodwill	8,507	262,891
	$94,042	$102,138
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION
(a)Description of Business
References herein to “the Company,” or “Verano,” are intended to mean Verano Holdings Corp. and its direct and indirect subsidiaries, licensees, and controlled and managed entities.
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the United States. As a vertically integrated provider, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licensees across fourteen state markets (Arizona, Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia).
In addition to the states listed above, the Company also conducts pre-licensing activities in several other markets. In these markets, the Company has either applied for licenses, or plans on applying for licenses, but does not currently own any cultivation, processing, or retail licenses.
On February 11, 2021, the Company resulted from a reverse takeover transaction as further described in Note 3. Thereafter, the Company’s Class A Subordinate Voting Shares (the “Subordinate Voting Shares) were listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VRNO” and subsequently began to be quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNOF”.
The Company’s corporate headquarters is located at 415 North Dearborn St., Suite 400, Chicago, Illinois 60654.
(b)Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this document refer to United States dollars, and all references to “C$” refer to Canadian dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2021 (the "2021 Annual Audited Financials"), included in the Company’s registration statement on Form 10 initially filed with the SEC on April 26, 2022, and amended on June 17, 2022 (as may be further amended, the "2021 Form 10"). The accompanying condensed consolidated financial statements include the accounts of Verano Holdings, Corp. and its subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification ("ASC") 810 Consolidation. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim or annual periods. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021 contained in the 2021 Form 10.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
(c)Restatement of Previously Issued Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company’s restated audited consolidated financial statements included in the Company’s 2021 Form 10 filed with the SEC on August 19, 2022. The Company restated each of the quarterly and year-to-date periods ended March 31, 2022, December 31, 2021, and March 31, 2021; collectively referred to as the "Restatement". Amounts as of or for the period ended December 31, 2021 depicted in these interim unaudited condensed consolidated financial statements as "As Restated" include the impact of the restatement included in the 2021 Form 10. See the December 31, 2021 consolidated financial statements included in the 2021 Form 10 for details of the restatement adjustments. As a result of the error related to stock-based compensation, the Company increased Inventory by $3,069 as of and for the year ended December 31, 2021. As a result of such understated stock-based compensation expense, the Company’s tax expense was overstated with corresponding adjustments to Income Tax Payable of $662 and a decrease of Deferred Income Taxes of ($800) as of and for the year ended December 31, 2021. As a result of the error related to stock-based compensation as of and for the quarter ended March 31, 2022, the Company increased Inventory by $3,898, Cost of Goods Sold, net by $1,052, and Salaries and Benefits expense by $9,572. As a result of the error related to stock-based compensation as of and for the quarter ended March 31, 2021, the Company increased Salaries and Benefits expense by $5,692. As a result of overstatement of tax expense due to a clerical error, the Company’s tax expense was overstated by $20,274 with corresponding adjustments to Income Tax Payable of ($23,071) and an increase to Deferred Income Taxes of $2,659 as of and for the year quarter ended March 31, 2022. There was no net cash impact to the audited consolidated financial statements for the year ended December 31, 2021 and no net cash impact to the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, for these restatement items. The Company’s accounting for distributions from a consolidated entity was corrected in the Restated Financials to reduce Investment in Associates and Non-controlling Interest Equity by ($1,675) for the year ended December 31, 2021, and ($100) for the quarter ended March 31, 2021. Also, the Investment in Associates was corrected to account for distributions in excess of investment resulting in an increase of Equity Income of $1,537 and $1,638 at, December 31, 2021 and March 31, 2022, respectively, with a reduction in Disposition of Investments of $3,176 at March 31, 20222. Additionally, The Company determined that it had information after March 31, 2022 but before the March 31, 2022 financials were publicly filed regarding the CT Pharma and THC acquisition earnouts. The Company recognized a $4,760 reduction in the expected earnouts which was recorded in the first quarter March 31, 2022 to reflect the subsequent information indicating a lower liability.
(d)Basis of Consolidation
The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with ASC 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.
(d)Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2 to the 2021 Annual Audited Financials, included in the 2021 Form 10.
(e)Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (losses) attributable to shareholders by the weighted average number of shares (including the Company's Class B Proportionate Voting Shares (the "Proportionate Voting Shares") on an as converted to Subordinate Voting Shares basis of 100 Subordinate Voting Shares to one Proportionate Voting Share) outstanding during each of the years presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and consequently are not included in the earnings (loss) per share calculations. Diluted income per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all dilutive potential shares.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
To determine diluted income per share, it is assumed that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and six months ended June 30, 2022 and 2021 because their impact would have been anti-dilutive.
(f)Recently Issued Accounting Standards
The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the Company’s business for disclosure.
(g)Coronavirus Pandemic
In June 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants, “COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.
The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the three and six months ended June 30, 2022, the uncertain nature of the spread of COVID-19 and the uncertainty of the impact of nationwide vaccine programs may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or of its supply chain partners’ employees.

2.REVERSE TAKEOVER TRANSACTION (“RTO”)
On December 14, 2020, Verano Holdings, LLC, a Delaware limited liability company, Majesta Minerals, Inc., an Alberta corporation (the “Public Corporation”), 1276268 B.C. Ltd., a British Columbia corporation (“Verano FinCo”), 1277233 B.C. Ltd, a British Columbia corporation, and 1278655 B.C. Ltd., a British Columbia corporation (“Majesta SubCo”), entered into an arrangement agreement (as amended January 26, 2021, the “Definitive Agreement”), pursuant to which the Company resulted from the reverse takeover transaction contemplated thereby (the “RTO”).
In accordance with the plan of arrangement forming part of the Definitive Agreement (the “Plan of Arrangement”), the Public Corporation changed its name to “Verano Holdings Corp.” and completed a consolidation of its common shares on the basis of 100,000 issued and outstanding common shares on a post-consolidation basis.
In accordance with the terms of the Plan of Arrangement, 10,000,000 subscription receipts (the “Subscription Receipts”) were issued on January 21, 2021, at a price per Subscription Receipt of $101, for aggregate gross proceeds of $100,000 (the “RTO Financing”). In the RTO Financing, the Company issued a total of 10,000,000 Subordinate Voting Shares to the purchasers of the Subscription Receipts and 578,354 Subordinate Voting Shares and $4,580 in transactions costs to the offering agents as a broker fee, for a net RTO Financing amount of $95,420.

[1] Such amounts not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.REVERSE TAKEOVER TRANSACTION (“RTO”) (Continued)
The Public Corporation reorganized capital by altering its notice of articles and articles to (i) attach special rights and restrictions to its common shares, (ii) change the identifying name of its common shares to “Class A Subordinate Voting Shares” and (iii) create a new class of shares identified as "Class B Proportionate Voting Shares". Pursuant to the Plan of Arrangement, thereafter Verano FinCo amalgamated with Majesta SubCo. Majesta SubCo was then liquidated, and the net proceeds of the RTO Financing transferred to the Company, as the resulting corporation in the RTO.
The members of Verano Holdings, LLC, and owners of certain of its subsidiaries, through a series of transactions, exchanged their ownership interests in Verano Holdings LLC and such subsidiaries for 96,892,040 Subordinate Voting Shares and 1,172,382 Proportionate Voting Shares. In connection with the Company’s acquisitions
(described in Note 8) of Alternative Medical Enterprises, LLC, Plants of Ruskin GPS, LLC, and RVC 360, LLC (collectively, the “AME Parties”), that occurred concurrently with the RTO, the members of the AME Parties, through a series of transactions, exchanged their membership interests in the AME Parties for 18,092,987 Subordinate Voting Shares and 470,984 Proportionate Voting Shares, plus cash consideration, as further described in Note 8(a). In addition, upon the consummation of the acquisition the members of the AME Parties received cash consideration of $20,000 which was funded with proceeds from the RTO Financing and were entitled to receive an additional $15,000 in cash installments.
In accordance with ASC 805, Business Combinations, the substance of the transaction is a reverse takeover of a nonoperating company. The transaction does not constitute a business combination because Majesta SubCo does not meet the definition of a business under the standard. As a result, the transaction is accounted for as a capital transaction with Verano Holdings, LLC being identified as the acquirer and the equity consideration being measured at fair value. The resulting consolidated statement of financial position is presented as a continuance of Verano Holdings, LLC and comparative figures presented in the consolidated financial statements prior to the RTO are those of Verano Holdings, LLC.
ASC 505-50, Equity-Based Payments to Non-Employees, applies to transactions where an entity grants equity instruments and cannot identify specifically some or all of the goods or services received in return. Because the Company issued shares with a value in excess of the assets received, the difference is recognized in RTO-related issuance cost through equity. The amount assigned to the transaction cost of $198 is the difference between the fair value of the consideration and the net identifiable assets of Majesta SubCo acquired by the Company.

3.INVENTORY
The Company’s inventory consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
		(As Restated)
Raw Materials	$8,369	$5,767
Work in Process	109,219	96,367
Finished Goods	36,462	38,569

Total Inventories	$154,050	$140,703

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Land	$29,878	$29,399
Buildings and Improvements	170,842	126,020
Furniture and Fixtures	15,900	13,259
Computer Equipment and Software	19,074	14,078
Leasehold Improvements	188,038	182,514
Tools and Equipment	79,768	65,774
Vehicles	4,716	3,229
Assets Under Construction (1)	73,311	64,107

Total Property, Plant and Equipment	581,527	498,380
Less: Accumulated Depreciation	(65,829)	(46,148)

Property, Plant and Equipment, Net	$515,698	$452,232
(1)Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended June 30, 2022 and June 30, 2021, depreciation expense included in costs of goods sold totaled $7,311 and $5,923, respectively. For the three months ended June 30, 2022 and June 30, 2021, depreciation expense included in selling, general, and administrative expense totaled $3,178 and $1,942, respectively. For the six months ended June 30, 2022 and June 30, 2021, depreciation expense included in costs of goods sold totaled $14,368 and $8,805, respectively. For the six months ended June 30, 2022 and June 30, 2021, depreciation expense included in selling, general, and administrative expense totaled $5,719 and $3,134, respectively.

5.INTANGIBLE ASSETS AND GOODWILL
Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization of definite life intangibles is provided on a straight-line basis over their estimated useful lives. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5.INTANGIBLE ASSETS AND GOODWILL (Continued)
As of June 30, 2022, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2022	$1,386,131	$54,166	$11,603	$1,451,900
Purchases	—	—	—	—
Additions from business combination	13,281	—	—	13,281
Adjustments to purchase price allocation	—	—	—	—
Disposals	—	—	—	—
Balance as of June 30, 2022	$1,399,412	$54,166	$11,603	$1,465,181

Accumulated Amortization
Balance as of January 1, 2022	66,703	4,158	1,126	71,987
Amortization	46,499	2,710	614	49,823
Balance as of June 30, 2022	$113,202	$6,868	$1,740	$121,810

Net Book Value
Balance as of January 1, 2022	1,319,428	50,008	10,477	1,379,913
Balance as of June 30, 2022	$1,286,210	$47,298	$9,863	$1,343,371
Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition.
The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2022:

Year Ending December 31:	Estimated Amortization
2022 (Remaining)	$49,975
2023	99,948
2024	99,948
2025	99,948
2026	99,221
Thereafter	894,331
$1,343,371
The changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2022 were as follows:

	January 1, 2022	Impairment	Adjustments to purchase price allocation	Acquisitions	June 30, 2022
Cultivation	$91,116	$—	$1,050	$—	$92,166
Retail	277,014	—	912	6,545	284,471
Total	$368,130	$—	$1,962	$6,545	$376,637

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5.INTANGIBLE ASSETS AND GOODWILL (Continued)
As of June 30, 2022, the Company recorded measurement period adjustments in connection with the December 28, 2021 acquisition of Connecticut Pharmaceutical Solutions, Inc. The net impact led to an increase of $1,050 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition date that led to changes in provisional amounts recognized in the initial opening financials for inventory, income taxes and accrued payables.
As of June 30, 2022, the Company recorded a purchase price adjustment in connection with the December 20, 2021 acquisition of Caring Nature, LLC. The net impact led to an increase of $56 to goodwill and acquisition price payable.
As of June 30, 2022, the Company recorded measurement period adjustments in connection with the March 11, 2022 acquisition of 420 Capital Management, LLC. The net impact led to an increase of $856 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition date that led to changes in provisional amounts recognized in the initial opening financials for cash and accounts payable.

6.EARNINGS (LOSSES) PER SHARE
The Company presents basic earnings (losses) per share. Basic earnings (losses) per share is calculated by dividing the earnings (loss) attributable to shareholders by the weighted average number of Subordinate Voting Shares (on an as converted to Subordinate Voting Shares basis) outstanding during the periods presented.
The computations of net earnings (loss) per share on a basic basis, including reconciliations of the numerators and denominators, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net Loss attributable to Verano Holdings Corp.	$(9,847)	$(29,688)	$(10,061)	$(37,574)

Denominator
Basic
Pre-RTO weighted-average shares outstanding				158,203,932
Post-RTO weighted-average shares outstanding		300,715,671		297,365,427
Weighted-average shares outstanding – basic	328,519,193	300,715,671	327,402,503	265,842,657

Diluted
Pre-RTO weighted-average shares outstanding				158,203,932
Post-RTO weighted-average shares outstanding		300,715,671		297,365,427
Weighted-average shares outstanding – diluted	328,519,193	300,715,671	327,402,503	265,842,657

Basic earnings per share	$(0.03)	$(0.10)	$(0.03)	$(0.14)
Diluted earnings per share	$(0.03)	$(0.10)	$(0.03)	$(0.14)

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.NOTES RECEIVABLE
As of December 31, 2021, notes receivable consisted of two secured promissory notes.
The first note was a secured promissory note, dated August 13, 2020, with a third party in the original principal amount of $180. The note accrued interest at 8% per annum and had an original maturity date of February 13, 2021, which was subsequently extended at the discretion of the Company. As of December 31, 2021, the Company has received principal payments of $56 and the note had an outstanding principal of $124 plus accrued interest of $7. During the quarter ended March 31, 2022, the Company settled the outstanding note receivable balance as part of the Greengate transaction.
The second note was a secured promissory note, dated March 24, 2021, with a third party in the original principal amount of $147. The note accrued interest at 8% per annum and had an original maturity date of September 24, 2021, which was subsequently extended to March 24, 2022. During the quarter ended March 31, 2022, the Company settled the outstanding note receivable balance as part of the Greengate transaction.
As of June 30, 2022, the Company had no outstanding notes receivable.

8.TRANSACTIONS
(a)Merger Agreement
On November 6, 2020, Verano Holdings LLC entered into an agreement and plan of merger with the AME Parties, pursuant to which the Company, as the assignee of all of Verano Holdings LLC’s rights and obligations thereunder, would acquire the AME Parties and their subsidiaries and ownership and control interests (the “AME Group”) via a series of merger transactions (the “AME Mergers”). The AME Mergers were contingent upon, and closed contemporaneously with the RTO, resulting in the creation of the Company as a Canadian publicly-traded parent company of Verano Holdings LLC, the AME Parties and their respective subsidiaries.
The RTO and AME Mergers closed on February 11, 2021 and resulted in the AME Parties becoming wholly-owned subsidiaries of the Company. The members of the AME Parties, through the RTO and AME Mergers, exchanged their membership interests in the AME Parties for 18,092,988 Subordinate Voting Shares and 470,984 Proportionate Voting Shares valued at approximately $651,914, plus cash consideration of $35,000. The shares issued were assigned a value of $10 per share with the Proportionate Voting Shares valued on an as converted to Subordinate Voting Share basis. The share price is equivalent to the arm’s-length RTO Financing transaction of the Subscription Receipts of $10 per share. The share consideration and cash consideration of $20,000 was paid at the closing of the AME Mergers, $10,000 of cash consideration was paid on August 11, 2021, and the remaining $5,000 balance was paid in the first quarter of 2022. As of June 30, 2022, the total consideration had been paid in full.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
The Company accounted for the transaction as a business combination in accordance with ASC 805, Business Combinations. The following table summarizes the provisional accounting estimates of the merger transaction:

	AltMed Florida	AltMed Arizona	Total

Cash	$5,446	$507	$5,953
Accounts receivable, net	60	498	558
Inventory	83,205	5,827	89,032
Prepaids and other current assets	833	1,989	2,822
Property, plant and equipment, net	73,386	9,751	83,137
Right-of-use asset, net	9,651	—	9,651
Other assets	1,001	—	1,001
Accounts payable and accrued liabilities	(8,935)	(2,576)	(11,511)
Notes payable	(3,579)	(3,343)	(6,922)
Deferred taxes	(123,720)	(37,290)	(161,010)
Lease liabilities	(9,651)	—	(9,651)

Total identifiable net assets (liabilities)	27,697	(24,637)	3,060
Intangible assets	498,938	184,588	683,526

Net assets	$526,635	$159,951	$686,586
The Company identified intangible assets related to the acquired cannabis license, tradenames and intellectual property for the patented encapsulation formulation used in the MÜV™ branded transdermal patches, gels, tinctures and capsules. The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on the forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company determined the fair value of intangible assets as outlined below:

	AltMed Florida	AltMed Arizona	Total

License	$319,928	$130,670	$450,598
Tradename	36,278	8,980	45,258
Intellectual Property and Technology	10,603	885	11,488

Total intangible assets	366,809	140,535	507,344

Goodwill (residual purchase price)	8,409	6,763	15,172
Goodwill (deferred taxes) (a)	123,720	37,290	161,010

Total goodwill	$132,129	$44,053	$176,182
(a) Goodwill recognized related to deferred taxes associated with assets acquired that have no tax basis.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
Selected line items from the Company’s unaudited condensed interim consolidated statements of operations for the six months ended June 30, 2021, adjusted as if the acquisition of AltMed, deemed to be the only acquisition with material operations in the period, had occurred on January 1, 2021, are presented below:

	Consolidated Results	AltMed Pre-acquisition	Pro-forma Results

Revenues, net of discounts	$319,961	$22,402	$342,363
Net income (loss)	(37,574)	10,933	(26,641)
(b)Business Combinations
The Company has determined that the acquisitions described below are business combinations under ASC 805, Business Combinations. Acquisitions that are determined to be the acquisition of a business are accounted for by applying the acquisition method, whereby the assets acquired, and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Any goodwill recognized is attributed based on reporting units. Refer to the end of section (b) of this Note for the revenue and net income (loss) since the acquisition date included in the unaudited interim condensed consolidated statement of operations and pro forma revenue and earnings.
The purchase price allocations for the acquisitions reflect various fair value estimates and analyses which are subject to change within the measurement period, which is the one year period subsequent to the acquisition date. The primary areas of the purchase price allocation that are subject to change relate to the fair value of certain tangible assets, the value of intangible assets acquired, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period.
Measurement period adjustments that the Company determined to be material will be applied prospectively in the Company’s future consolidated financial statements, and depending on the nature of the adjustments, other periods subsequent to the period of acquisition could be affected.
2022 Business Combinations
420 Capital Management, LLC
On April 5, 2021, Verano entered into an agreement to purchase 100% of the equity interests of 420 Capital Management, LLC (“Greengate”). Greengate is the license holder and operator of the Lombard and Roger’s Park dispensaries located in Illinois. The transaction received state regulatory approval in February 2022 and subsequently closed on March 11, 2022. Total consideration includes cash of $7,448, forgiveness of other receivables of $2,894, and equity consideration of 1,403,067 Subordinate Voting Shares valued at $13,221 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, all of which was paid at the closing of the transaction. As of June 30, 2022, total consideration had been paid in full.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
The following table summarizes the provisional accounting estimates of the acquisitions that occurred during the six months ended June 30, 2022:

Greengate

Cash and cash equivalents	$2,315
Inventory	1,021
Prepaid & other current Assets	324
Deposits and Other non-current assets	45
Property, plant and equipment, net	1,673
Right-of-use asset, Net	1,836
Accounts payable and accrued liabilities	(1,569)
Other liabilities	(72)
Lease liabilities	(1,836)

Total identifiable net assets (liabilities)	3,737
Total Intangible assets	19,826
The consolidated statements of operations includes net revenue of $5,091 and net income of $59 related to the acquired operations of Greengate for the six months ended June 30, 2022.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on the forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $13,281. The residual purchase price of $6,545 was recognized as goodwill.
The unaudited pro forma information set forth below gives effect to the Greengate acquisition as if it had occurred on January 1, 2021. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operation results.
Pro forma net revenues for the six months ended June 30, 2022 and 2021 are $428,709 and $324,739, respectively. Pro forma net loss for the six months ended June 30, 2022 and 2021 are ($9,574) and ($36,692).
2021 Business Combinations
Glass City Alternatives, LLC
On September 20, 2020, the Company entered into an agreement to acquire all of the ownership interest of Glass City Alternatives, LLC which operates a dispensary located in Ohio. The transaction closed on January 7, 2021. The total cash consideration was $2,700 plus a post-closing $329 purchase price adjustment. The Company issued $500 in Subordinate Voting Shares based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. As of June 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $2,497. The residual purchase price of $224 was recognized as goodwill.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
Perpetual Healthcare Inc.
On February 25, 2021, the Company entered into an agreement to purchase control of Perpetual Healthcare Inc. (“Emerald”). Emerald is a non-profit entity that operates a marijuana dispensary in Arizona.. The Company, through a management service agreement (“MSA”) and control of the board of directors, obtained control of Emerald’s dispensary operations and license. The transaction became effective on March 10, 2021, and the Company consolidated Emerald through the Voting Interest Model (“VOE”) in accordance with ASC 810, Consolidations. On April 27, 2022, Emerald was converted to a for-profit entity, wholly-owned by the Company, and the MSA was terminated in connection with the closing of the transaction. Emerald is consolidated as a fully owned entity as of June 30, 2022.

Total consideration included cash consideration of $11,250 plus a post-closing $326 purchase price adjustment and, 541,994 Subordinate Voting Shares valued at approximately $10,002 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. The remaining obligation was settled in May 2021 through the issuance of 350,644 Subordinate Voting Shares valued at approximately $6,992 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the share issuance. The share issuance resulted in a $817 loss included in the other income (loss) line of the unaudited interim condensed consolidated statement of operations. As of June 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $25,284. The residual purchase price of $1,555 was recognized as goodwill. The Company also recognized $6,548 to goodwill related to the deferred tax liability associated with the cannabis license.
The Herbal Care Center Inc.
On February 24, 2021, the Company entered into an equity purchase agreement to acquire all equity interest in EINJO, L.P. and SPSLE, Corp. to become the sole owner of The Herbal Care Center, Inc. (“The Herbal Care Center”), which holds licenses for two dispensaries in Illinois. The Company, through an MSA, obtained control of The Herbal Care Center’s operations and marijuana license. The transaction became effective on March 17, 2021, and the Company consolidated The Herbal Care Center through the Variable Interest Model (“VIE”) in accordance with ASC 810, Consolidations. On May 11, 2022, the Company consummated the acquisition of The Herbal Care Center and terminated the MSA in connection therewith. As of June 30, 2022, The Herbal Care Center is consolidated as a fully owned entity.

Total consideration included cash consideration of $18,750, plus a $2,107 purchase price adjustment, of which $10,000 was paid upon entering into the MSA. The total consideration also included 90,464 Subordinate Voting Shares and 9,625 Proportionate Voting Shares valued at approximately $22,778 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. As of June 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $39,062. The residual purchase price of $328 was recognized as goodwill. The Company also recognized $11,914 to goodwill related to the deferred tax liability associated with the cannabis license.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
Patient Alternative Relief Center, Inc.
On March 22, 2021, the Company entered into an agreement with Flower Launch LLC, to acquire the rights to manage Patient Alternative Relief Center, Inc. (“Local Joint”). Local Joint is a non-profit entity that operates a retail dispensary in Arizona. The Company, through a MSA and control of the board of directors, obtained control of Local Joint’s operations and its license. The transaction became effective on March 30, 2021, and the Company consolidated Local Joint through the VOE in accordance with ASC 810, Consolidations. On April 27, 2022, Local Joint was converted to a for-profit entity, wholly-owned by the Company, and the MSA was terminated in connection therewith. Local Joint is consolidated as a fully owned entity as of June 30, 2022.

Total consideration included cash consideration of $13,500, with $10,000 paid on the closing date and $3,500 paid in July 2021, plus 179,767 Subordinate Voting Shares valued at approximately $3,031 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of June 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $15,819. The residual purchase price of $276 was recognized as goodwill.
BISHCO LLC
On February 23, 2021, the Company entered into a merger agreement to acquire BISHCO LLC, which holds the rights to manage three non-profit entities in Arizona through MSAs. The non-profit entities, AZGM3, Inc., Vending Logistics, LLC, and The Medicine Room, LLC, each hold an Arizona marijuana license. The agreement provided that executives of the Company were appointed as the sole members of the boards of directors that govern each non-profit entity. Through the acquisition of BISHCO LLC and its MSAs, as well as the Company’s appointment to the boards of directors of the non-profit entities, the Company obtained control of the non-profit entities’ operations and their respective licenses. The transaction became effective on April 8, 2021, and the Company consolidated the non-profit entities through the VOE in accordance with ASC 810, Consolidations. On April 26 and 27, 2022, the three non profit entities were converted to for-profit entities, wholly-owned by the Company, and the MSAs were terminated in connection therewith. The former non-profit entities are consolidated as fully owned entities as of June 30, 2022.

Total consideration included $18,699 of cash paid upon closing, plus a $1,036 purchase price adjustment, 997,453 Subordinate Voting Shares and 29,924 Proportionate Voting Shares valued at approximately $78,916 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. An additional $12,750 was paid in cash in April 2022 and the remaining $12,750 is payable in Subordinate Voting Shares or cash at the election of the recipient, due on March 31, 2023. As of June 30, 2022, the present value of unpaid deferred consideration of $10,972 is included in the acquisition price payable balance on the Company’s consolidated balance sheets.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $87,963. The residual purchase price of $14,559 was recognized as goodwill. The Company also recognized $23,598 to goodwill related to the deferred tax liability
TerraVida Holistic Center, LLC
On February 24, 2021, the Company entered into an agreement to acquire TerraVida Holistic Centers, LLC, which holds the rights to three active dispensaries in Pennsylvania. The transaction closed on May 11, 2021. Total

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
consideration included cash consideration of $64,316, plus a $1,993 purchase price adjustment, of which $18,809 was paid at closing and the remaining $47,500 was paid over the first six months after closing. The transaction also included consideration of 1,506,750 Subordinate Voting Shares and 15,067 Proportionate Voting Shares valued at approximately $59,732 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. As of June 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $112,418. The residual purchase price of $3,635 was recognized as goodwill.
The Healing Center, LLC
On March 29, 2021, the Company entered into an agreement to acquire three active dispensaries in Pennsylvania by purchasing all the issued and outstanding equity interests of The Healing Center, LLC (“The Healing Center”). The transaction closed on May 14, 2021. At the time the transaction closed, The Healing Center leased the real estate where the dispensaries are located from three separate real estate entities (collectively referred to as “THC Real Estate”).
On September 3, 2021, the Company acquired the equity interests of THC Real Estate in cash transactions for an aggregate purchase price of $12,225, which was paid in full at closing. The acquisitions were accounted for as a single business combination in accordance with ASC 805, Business Combinations.
Total consideration for The Healing Center included cash consideration of $56,892, plus a $2,355 purchase price adjustment, of which $31,463 was paid upon closing and an additional $27,784 was paid 60 days after the closing. In addition, the total consideration included 454,302 Subordinate Voting Shares and 25,744 Proportionate Voting Shares valued at approximately $61,108 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction, and $18,925 of contingent consideration that was to be settled through an even allocation of shares and cash. The Company recognized a $4,603 gain on the decrease in contingent consideration, which was included in the other income (loss) line of the consolidated operations for the period ended December 31, 2021. The Company paid $7,116 in the first quarter of 2022. The Company recognized gains of $1,061 and $2,595 on the decrease in contingent consideration in the first and second quarters of 2022 respectively, which are included in the other income (loss) line of the unaudited interim condensed consolidated statement of operations for the period June 30, 2022. As of June 30, 2022, The Healing Center’s present value of unpaid deferred consideration of $3,551, which is payable in Subordinate Voting Shares, is included in the acquisition price payable balance on the Company’s consolidated balance sheets.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $108,850. The residual purchase price of $24,954 was recognized as goodwill.
The Company funded the acquisition of the THC Real Estate through a credit facility with Chicago Atlantic Credit Company (together with its affiliated entities, “Chicago Atlantic”) for $12,650. Total consideration was paid directly to the sellers in the amount of $12,225. The Company received $20 in cash proceeds and incurred $405 in issuance costs and debt discounts on the Chicago Atlantic credit facility, which was paid net of proceeds upon closing. The Company amortizes debt issuance costs through interest expense over the life of the Chicago Atlantic credit agreement.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
Mad River Remedies, LLC
On April 1, 2021, the Company entered into an agreement to acquire all of the outstanding equity interests in Mad River Remedies, LLC, which operates a dispensary in Ohio. The transaction closed on July 8, 2021. The consideration included cash consideration of $12,984, subject to a purchase price adjustment of $29, and 488,861 Subordinate Voting Shares value at approximately $7,814 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. As of June 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $18,720. The residual purchase price of $498 was recognized as goodwill.
Agri-Kind, LLC & Agronomed Holdings Inc
On April 21, 2021, the Company entered into an agreement to acquire all of the issued and outstanding equity interests in Agri-Kind, LLC (“Agri-Kind”), an operator of a cultivation and production facility of medical marijuana located in Pennsylvania, and Agronomed Holdings Inc., the owner of the cultivation and processing facility operated by Agri-Kind. The transaction closed on July 12, 2021. The total consideration included cash consideration of $78,848, plus a $678 purchase price adjustment, of which $43,713 was paid at closing and the remaining $35,813 was paid three months after closing. In addition, the total consideration included the issuance of 3,208,035 Subordinate Voting Shares valued at approximately $50,994 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, and contingent consideration of $33,971.

The Company paid $31,500 of contingent consideration during the first quarter of 2022. The remaining contingent consideration is for the issuances of additional Subordinate Voting Shares for six month and 12 month stock price protection that were assigned an aggregate initial fair value of $2,483 using Monte Carlo simulation models. The fair value of the contingent consideration is remeasured on a quarterly basis with any changes in the fair value being recognized in the other income (loss) line of the consolidated statement of operations. During the first quarter of 2022, the Company issued an additional 82,731 Subordinate Voting Shares valued at approximately $952 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction to satisfy the six month contingency. The Company recognized a $988 and $2,147 loss for the changes in the fair value of contingent consideration for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the present value of unpaid deferred consideration of $3,311 is included in the acquisition price payable balance on the Company’s consolidated balance sheets.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $134,563. The residual purchase price of $3,115 was recognized as goodwill.
Agronomed Biologics, LLC
On April 21, 2021, the Company entered into an agreement to acquire all the issued and outstanding equity interests in Agronomed Biologics, LLC (“Agronomed”), which holds a clinical registrant license that allows for cultivation, production, and operation of six dispensaries in Pennsylvania. As a clinical registrant, Agronomed has partnered with the Drexel University College of Medicine to conduct medical marijuana research. The transaction closed on July 12, 2021. Total consideration included cash consideration of $10,473 paid upon closing and an additional $42,493 of contingent consideration to be paid in cash or shares at the election of the seller. In addition, the consideration included 3,240,436 Subordinate Voting Shares valued at approximately $51,509 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
During the first quarter of 2022, the Company paid $3,000 in cash and issued 1,215,035 Subordinate Voting Shares valued at approximately $15,592 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. The share issuance resulted in a $3,592 loss recognized in the other income (loss) line of the unaudited consolidated statement of operations.

As of June 30, 2022, the present value of unpaid deferred consideration of $28,344 is included in the acquisition price payable balance on the Company’s consolidated balance sheets. The majority of the remaining consideration is related to earnouts. A portion of the remaining contingent consideration is for the issuances of additional Subordinate Voting Shares for six month and 12 month share price protection that was assigned an initial fair value of $2,508 using Monte Carlo simulation models. The fair value of the contingent consideration is remeasured on a quarterly basis with any changes in the fair value being recorded in the other income (loss) line of the consolidated statement of operations. During the first quarter of 2022, the Company issued an additional 83,566 Subordinate Voting Shares valued at approximately $962 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction to satisfy the six month contingency. The Company recognized a $998 and $2,168 loss for the changes in the fair value of contingent consideration for the three and six months ended June 30, 2022, respectively
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $96,684. The residual purchase price of $2,625 was recognized as goodwill. The Company also recognized $29,913 to goodwill related to the deferred tax liability.
Willow Brook Wellness, LLC
On September 13, 2021, the Company entered into a definitive agreement to acquire all the issued and outstanding equity interests in Willow Brook Wellness, LLC, which operates a dispensary in Connecticut. The transaction closed on October 25, 2021. Total consideration included cash of $14,913, subject to a purchase price adjustment of $14, and 727,934 Subordinate Voting Shares valued at approximately $8,163 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of June 30, 2022, the present value of unpaid deferred consideration of $7,280 is included in the acquisition price payable balance on the Company’s consolidated balance sheets and will be settled through a cash payment due in October 2022.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $21,267. The residual purchase price of $438 was recognized as goodwill.
Caring Nature, LLC
On November 10, 2021, the Company entered into an agreement to acquire all the issued and outstanding equity interests in Caring Nature LLC, which operates a dispensary in Connecticut. The transaction closed on December 20, 2021. The total consideration included cash of $12,331, subject to a purchase price adjustment and, $12,000 payable in Subordinate Voting Shares payable over 12 months. Additionally, the purchase agreement included $2,000 of contingent consideration to be paid in Subordinate Voting Shares. During the second quarter of 2022, the Company recognized a purchase price adjustment of $56, which was paid in May 2022. The adjustment was reflected in goodwill of the Consolidated Statement of Operations. In June of 2022, the Company issued 808,258 Subordinate Voting Shares, reducing the acquisition price payable by $6,000. The Subordinate Voting Shares were recorded at $5,540 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. The Company recognized a $460 gain on the share issuance, which is included in the other income (loss) line of the unaudited interim condensed consolidated statement of operations for the period ended June 30, 2022. As

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
of June 30, 2022, the present value of unpaid deferred consideration of $7,985 is included in the acquisition price payable balance on the Company’s consolidated balance sheets.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $24,994. The residual purchase price of $761 was recognized as goodwill. The Company also recognized $7,123 to goodwill related to the deferred tax liability.
Connecticut Pharmaceutical Solutions, Inc.
On November 10, 2021, the Company entered into an agreement to acquire all the issued and outstanding equity interests in Connecticut Pharmaceutical Solutions, Inc., which holds a medical marijuana producer license in Connecticut. The transaction closed on December 28, 2021. Total consideration includes cash of $6,402 and 8,145,142 Subordinate Voting Shares valued at approximately $98,538 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction.
Additionally, at close there were 73,130 deferred Subordinate Voting Shares held back, subject to purchase price adjustments, and 1,128,441 deferred Subordinate Voting Shares held back that are to be issued in December 2022, collectively valued at approximately $14,483 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of June 30, 2022 it is anticipated that the Company will issue 989,747 Subordinate Voting Shares in December 2022, subject to other indemnity claim adjustments. The merger agreement also includes consideration of $19,622 to be paid in 1,625,546 deferred Subordinate Voting Shares payable upon the first sale of adult-use cannabis in the state of Connecticut. Both payments met equity classification at closing in accordance with ASC 815.
Contingent consideration related to 2021 financial performance metrics was settled in June 2022 through the issuance of 2,115,438 Subordinate Voting Shares valued at approximately $17,683 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. The Company recognized a $7,023 gain on the share issuance, which is included in the other income (loss) line of the unaudited interim condensed consolidated statement of operations for the period ended June 30, 2022. As of June 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license and trade name acquired at a fair value of $116,063 and $8,829, respectively. The residual purchase price of $3,510 was recognized to goodwill. The Company also recognized $40,062 as goodwill related to the deferred tax liability.
The following tables summarize the revenue and net income (loss) since the acquisition date included in the Consolidated Statement of Operations for the period ending June 30, 2021, for the AME Merger and the other acquisitions that closed during the first six months of 2021:

	Six Months Ended June 30, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Revenues, net	$186,106	$89,400	$44,455	$319,961
Net loss	(25,733)	(9,570)	(2,271)	(37,574)

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)

	Three Months Ended June 30, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Revenues, net	$99,294	$57,277	$42,495	$199,066
Net loss	(23,619)	(4,180)	(1,889)	(29,688)

The following table summarizes the unaudited pro forma information of the combined results of operations of the AME Merger and other acquisition transactions that closed during the first six months of 2021 and 2022 as if they occurred as of January 1, 2021. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operation results.

	Six Months Ended June 30, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Pro forma revenues, net	$186,106	$111,802	$133,091	$430,999
Pro forma net income (loss)	(25,733)	1,362	19,785	(4,586)
Pro forma adjustments
(a) intangible amortization	—	14,899	6,712	21,611
(b) intangible amortization	—	45,797	6,392	52,189
Total pro forma adjustments	—	60,696	13,104	73,800
Total pro forma net income (loss)	$(25,733)	$62,058	$32,889	$69,214

	Three Months Ended June 30, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Pro forma revenues, net	$99,294	$57,277	$60,001	$216,572
Pro forma net income (loss)	(23,619)	(4,180)	2,477	(25,322)
Pro forma adjustments
(a) intangible amortization	—	8,939	6,224	15,163
(b) intangible amortization	—	27,952	6,392	34,344
Total pro forma adjustments	—	36,891	12,616	49,507
Total pro forma net income (loss)	$(23,619)	$32,711	$15,093	$24,185

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
(c)Asset Acquisitions

2022 Asset Acquisitions
Real Estate

During the six months ended June 30, 2022, Verano entered into two real estate acquisitions in Pennsylvania and Illinois for $4,264 and $4,055, respectively. The acquisitions are accounted for as asset acquisitions in accordance with ASC 805, Business Combinations. The consideration was paid in full at closing.

2021 Asset Acquisitions
NSE Holdings, LLC
On February 24, 2021, a subsidiary of the Company entered into an agreement pursuant to which it acquired all the equity interests of NSE Holdings, LLC (“NSE”), which holds one dispensary permit in Pennsylvania that gives NSE the ability to open three dispensaries. The transaction closed on March 9, 2021. The Company paid cash consideration of $7,350 upon closing and issued 666,587 Subordinate Voting Shares and 6,665 Proportionate Voting Shares valued at approximately $25,160 based upon the fair value of the Subordinate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. Consideration also includes contingent consideration of $22,514, which fluctuates based upon financial performance metrics of NSE Holdings. The Company recognized gains of $8,337 and $10,906 on the decrease in contingent consideration, which was included in the other income (loss) line of the consolidated operations for the periods ended December 31, 2021 and June 30, 2022 respectively.

The Company analyzed the transaction and accounted for the transaction as an asset acquisition in accordance with ASC 805, Business Combinations. The Company capitalized licenses in the amount of $55,016. As of June 30, 2022, the present value of unpaid deferred consideration is 3,441 and is included in the acquisition price payable balance on the Company’s consolidated balance sheets. The unpaid consideration relates to earnouts that are expected to be settled in share issuances of Subordinate Voting Shares.
Ohio Grown Therapies, LLC
On June 30, 2021, the Company exercised and closed on its option to acquire an Ohio dispensary license from Ohio Grown Therapies, LLC, which was granted pursuant to an option purchase agreement entered into on January 14, 2019. The exercise and closing had no impact on operations as the Company already exerted control over the dispensary through a consulting agreement entered into in 2019. The Company capitalized the license in the amount of $760 to the intangible license value included on the Company’s consolidated balance sheets. As of June 30, 2022, the total consideration had been paid in full.
Real Estate
During the fourth quarter of the year ended December 31, 2021, the Company entered into real estate acquisitions in Maryland, Pennsylvania, Nevada and New Jersey for a total of $22,588. The Company funded two of the acquisitions through two promissory notes for $10,225 in the aggregate. The acquisitions were accounted for as asset acquisitions in accordance with ASC 805, Business Combinations. The consideration was paid in full at closing.
(d)Dispositions
Canna Cuzzos, LLC

Canna Cuzzos, LLC (“Canna Cuzzos”) is a medical marijuana licensee for a retail dispensary in Waldorf, Maryland. In 2017, a subsidiary of the Company entered into a management services agreement with Canna Cuzzos and has

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
been providing operating and other services for Canna Cuzzos’ dispensary. In 2018, Verano LLC acquired options to purchase all the ownership interests of a Maryland limited liability company (the “LLC”), which held a 40% ownership interest in the sole owner of Canna Cuzzos, resulting in such options being exercisable for an indirect 40% ownership interest in Canna Cuzzos. On January 31, 2022, all of the ownership interests of the sole owner of Canna Cuzzos were sold to a non-related third party for a cash purchase price of $5,000, subject to adjustment based on working capital levels and outstanding liabilities. Upon consummation of the sale, the management services agreement with Canna Cuzzos was terminated. Prior to the sale being consummated, Verano LLC consented to the sale, amended the options to receive an assignment of the LLC’s sale proceeds thereunder and agreed to provide the LLC administrative services in connection with the transaction. Prior to the sale of its parent company, Canna Cuzzos was consolidated with the Company through the Variable Interest Model (“VIE”) in accordance with ASC 810, Consolidations. The assignment of the LLC’s sale proceeds resulted in a gain to the Company of $1,701 for the six months ended June 30, 2022 and is classified as a component of Other Income (Expense) in the Consolidated Statement of Operations.
ILDISP, LLC
On March 30, 2016, Verano entered into a joint venture agreement with GTI-Clinic Illinois Holdings, LLC (“GTI”) to acquire 50% of ILDISP, LLC (“ILDISP”). NH Medicinal Dispensaries, LLC, a wholly owned subsidiary of ILDISP, is the holder of two marijuana licenses which allows it to operate two retail dispensaries in Illinois: The Clinic Effingham dispensary (“TCE”) and the Charleston dispensary. The Company had an agreement in place with its joint venture partner to allocate the operational management of Charleston to Verano and TCE to the joint venture partner. As such, the Company had a controlling interest in Charleston and consolidated the entity through the Variable Interest Model (“VIE”) in accordance with ASC 810, Consolidations. TCE was treated as an equity method investment in accordance with ASC 323, Investments.
(d)Dispositions (Continued)
ILDISP, LLC (Continued)

On March 1, 2022, the Company sold its 50% ownership interest in ILDISP to the joint venture partner for $22,393 subject to certain adjustments. The sale resulted in gains of $7,857 attributable to Charleston and $14,099 attributable to TCE for the three months ended March 31, 2022 which are classified as components of other income (expense) in the consolidated statement of operations. During the second quarter of 2022, the Company recognized working capital adjustments of $(73) and $(171) for Charleston and TCE respectively. The adjustments were reflected in other income (expense) in the consolidated statement of operations, resulting in year-to-date gains of $7,784 attributable to Charleston and $13,928 attributable to TCE for the six months ended June 30, 2022.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. DEBT

As of June 30, 2022, and December 31, 2021 notes payable consisted of the following:

	June 30, 2022	December 31, 2021

Credit Facility	$350,000	$250,000
Secured Promissory Notes	1,668	6,663
Mortgage Loans	56,122	38,856
Vehicle and Equipment Loans	2,209	1,951
Unamortized Debt Issuance Costs	(7,370)	(7,545)

Total Notes Payable	$402,629	$289,925

Less: Current Portion of Notes Payable	258,880	13,771

Total Long-Term Debt, net	$143,749	$276,154
Credit Facility
On July 2, 2020, the Company and certain subsidiaries and affiliates (collectively, the “Credit Parties”) entered into a Credit Agreement with Chicago Atlantic GIC Advisers, LLC (“Chicago Atlantic”) as administrative and collateral agent for an initial term loan commitment of $20,000 funded by various investors and an incremental loan not to exceed $10,000. Such loan bears interest at 15.25% per annum and had an original maturity date of June 30, 2022. The Company incurred $1,068 of debt issuance costs, which were paid net of loan proceeds and are amortized over the life of the debt instrument.

On May 10, 2021, the Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”), and the Company borrowed an additional $100,000 of term loans at an annual interest rate of 9.75%, which increased the Company’s total term loans outstanding under the Amended and Restated Credit Agreement to $130,000. The $100,000 senior secured term loans mature on May 30, 2023, and in accordance with ASC 470, Debt, is accounted for as a new credit facility. In addition, the Amended and Restated Credit Agreement extended the maturity date of the original $30,000 existing term loan from June 30, 2022 to May 30, 2023, which qualified as a debt modification pursuant to ASC 470, Debt. The original credit facility under the Credit Agreement had $644 of unamortized debt issuance costs at the time the Amended and Restated Credit Agreement was entered into and is now amortized through May 30, 2023. The Company incurred $5,132 in issuance costs and debt discounts on the Amended and Restated Credit Agreement, which were paid net of proceeds in May 2021 and are amortized over the life of the debt instrument.

On October 20, 2021, the Credit Parties entered into a third amendment to further amend the Amended and Restated Credit Agreement, pursuant to which an additional $120,000 was funded to the Company resulting in $250,000 of total term loan commitments funded and outstanding under the Amended and Restated Credit Agreement, as amended. The $120,000 term loan bears interest of 8.50% per annum and matures on April 28, 2023. In addition, the amendment included an option for the Company to request an incremental $100,000 loan in the future with 8.50% interest per annum, subject to certain restrictions and limitations. The liquidity financial covenant was modified to require that the Company maintain no less than an average of $20,000 in liquidity during any fiscal quarter and no less than $25,000 as of the last day of each fiscal quarter. In accordance with ASC 470, Debt, the $120,000 loan is

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.DEBT (Continued)
accounted for as a new credit facility. The Company incurred debt issuance costs of $3,679, which were paid net of proceeds in October 2021 and are amortized over the life of the debt instrument.

On March 1, 2022, the Credit Parties entered into a fourth amendment to the Amended and Restated Credit Agreement. The fourth amendment provided an additional $100,000 of term loans with a maturity date of August 28, 2023 and an annual interest rate of 8.50%, resulting in an aggregate of $350,000 in term loans outstanding under the credit facility. As of June 30, 2022, the Amended and Restated Credit Agreement, as amended, contains financial covenants requiring the Company to maintain on a consolidated basis (i) a minimum liquidity balance to average no less than $20,000 during each fiscal quarter and at least $25,000 as of the last day of such quarter; (ii) a minimum consolidated EBITDA for each fiscal quarter of no less than $20,000; and (iii) a fixed charge coverage ratio of no less than 1.5:1.0 measured at the end of each fiscal quarter. As of June 30, 2022, the Company is in compliance with such financial covenants.

Mortgage

On June 29, 2022, the Company entered into an agreement with BCB Community Bank to borrow a principal amount of $18,000 associated with a mortgage on a building in Branchburg, NJ. The mortgage bears an interest rate of 4% and matures in July 2047.
Other
As of December 31, 2021 the Company issued promissory notes to accredited investors in the original principal amount of $3,670 with simple annual interest of 10% per annum. The notes matured in June 2022 and are an accumulation of seven notes to finance construction of cultivation facilities in Florida and Arizona. There is one related party that accounts for $150 of the outstanding principal amount as of December 31, 2021. As of June 30, 2022, these promissory notes were repaid in full.

10. SHARE CAPITAL

Subordinate Voting Shares and Proportionate Voting Shares are classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC 740, Income Taxes.
(a)Issued and Outstanding
As of June 30, 2022, the Company had 313,746,238 Subordinate Voting Shares and 170,724 Proportionate Voting Shares issued and outstanding. Converting the Proportionate Voting Shares to Subordinate Voting Shares on the basis of 100 Subordinate Voting Shares for one Proportionate Voting Shares, results in a total of 330,818,664 Subordinate Voting Shares issued and outstanding as of such date. The Company has the following two classes of share capital, with each class having no par value:
(i)Subordinate Voting Shares
The holders of the Subordinate Voting Shares are entitled to receive dividends issued by the Company and one vote per share at shareholder meetings of the Company. All Subordinate Voting Shares are ranked equally regarding the Company’s residual assets. The Company is authorized to issue an unlimited number of Subordinate Voting Shares.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. SHARE CAPITAL (Continued)
(ii)Proportionate Voting Shares
Each Proportionate Voting Share is convertible into 100 Subordinate Voting Shares. The holders of the Proportionate Voting Share are entitled to receive dividends issued by the Company on an as converted to Subordinate Voting Share basis and one hundred votes per share at shareholder meetings of the Company. The Proportionate Voting Shares are ranked equally on an as converted to Subordinate Voting Share basis regarding the Company's residual assets. The Company is authorized to issue an unlimited number of Proportionate Voting Shares.
During the six months ended June 30, 2022, the shareholders of the Company converted Proportionate Voting Shares to Subordinate Voting Shares for an impact of conversion of 140,311 Proportionate Voting Shares into 14,031,070 Subordinate Voting Shares.
(b)Stock-Based Compensation
Verano Holdings Corp. operates equity-settled stock-based remuneration plans for its eligible directors, officers, employees, consultants, and advisors. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot estimate reliably the fair value of the goods and services received, the Company measures their value indirectly by reference to the fair value of the equity instruments granted. The Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Equity-settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.
In February 2021, the Company established the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”). The maximum number of restricted stock units ("RSUs") and options that may be issued under the Plan shall not exceed 10% of the Company’s then issued and outstanding Subordinate Voting Shares on an as converted to Subordinate Voting Shares basis.
The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. Estimates are subsequently revised if there is any indication that the number of shares expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period with no adjustment to prior periods for expense previously recognized.
Option and RSU grants generally vest over six months to three years, and options typically have a life of ten years.
Options
Option activity is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price C$	Weighted Average Remaining Contractual Life
Balance as of December 31, 2021	56,078	30.60	9.16
Vested	18,798	30.60
Exercisable at June 30, 2022	24,167	30.60	8.67
As of June 30, 2022 and December 31, 2021, there were no in-the-money options.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. No options were granted, expired, or forfeited during the six months ended June 30, 2022.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. SHARE CAPITAL (Continued)
Restricted Stock Units (“RSUs”)
The following table summarizes the number of unvested RSU awards as of June 30, 2022 and December 31, 2021 and the changes during the six months ended June 30, 2022:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested Shares at December 31, 2021	2,413,887	30.49
Granted	2,748,440	10.57
Forfeited	975	23.97
Vested	1,189,055	30.65
Unvested Shares at June 30, 2022	3,972,297	16.66
The following table summarizes the weighted average grant date fair value of RSUs granted and total fair value of RSUs vested for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Weighted average grant date fair value (per share) of RSUs granted (C$)	16.66	30.60
Intrinsic value of RSUs vested, using market price at vest date (C$) (in thousands)	15.41	—
The stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock Options Expense	$62	$115	$125	$168
Restricted Stock Units	13,430	12,465	24,280	18,165
Total Stock Based Compensation Expense	$13,492	$12,580	$24,405	$18,333

11.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before Income Taxes	$1,256	$(6,152)	$26,847	$3,642
Income Tax Expense	(11,103)	(23,438)	(36,617)	(39,852)
Effective Tax Rate	662.9%	381.0%	112.3%	1093.8%
The effective tax rates for the three and six months ended June 30, 2022 and 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.INCOME TAXES (Continued)
Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.
During the three months ended June 30, 2022 and 2021 the Company paid $37,323 and $16,325, respectively.

12.LEASES
The Company has operating leases for its retail dispensaries and processing and cultivation facilities located throughout the U.S, as well as for corporate office space located in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. Certain leases require payments for taxes, insurance, and maintenance, and are considered non-lease components. The Company accounts for non-lease components separately.
The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset.
The Company leases certain business facilities from third parties under non-cancellable operating lease agreements that contain minimum rental provision that expire through 2037. Certain leases also contain renewal provision and provide for rent abatement and escalating payments.
During the three months ended June 30, 2022 and 2021, the Company recorded approximately $3,734 and $2,536 in operating lease expense, of which $173 and $216 was included in cost of goods sold for the same periods, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded approximately $7,120 and $3,908 in operating lease expense, of which $320 and $432 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021

Weighted average remaining lease term (years)	8.26	8.52
Weighted average discount rate	8.03%	8.11%

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.LEASES (Continued)
Maturities of lease liabilities for operating leases as of June 30, 2022 were as follows:

Year Ending December 31,
Remainder 2022	$6,851	$11,457
2023	13,244	11,024
2024	12,519	10,348
2025	11,590	9,717
2026	10,722	8,818
2027 and Thereafter	47,894	38,177
Total Lease Payments	102,820	89,541
Less: Interest	(28,737)	(26,166)
Present Value of Lease Liability	$74,083	$63,375

13.CONTINGENCIES
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
(b)Illegality of Cannabis at the U.S. Federal Level
Verano operates within states where cannabis use, medical or adult-use or both, has been approved by state and local regulatory bodies. Notwithstanding the permissive regulatory environment of medical, and in some cases also adult-use marijuana at the state level, under U.S. federal law cannabis (other than hemp) is a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in states or territories that have legalized cannabis to some extent, the cultivation, processing, distribution, possession and sale of cannabis violates the Controlled Substances Act. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture.
Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its cannabis licenses in the U.S., the listing and trading of its securities on stock exchanges and platforms, its financial position, operating results, profitability, liquidity and the market price of its publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time and resources could be substantial.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13.CONTINGENCIES (Continued)
There can be no assurance that the comprehensive U.S. federal legislation that would de-schedule and de-criminalize cannabis will be passed in the near future or at all. If such legislation is passed, there is no guarantee that it will include provisions that preserve the current state-based cannabis programs under which the Company operates or that such legislation will otherwise be favorable to the Company and its business.

14.SEGMENTS
The Company conducts and manages its business through two reportable segments, representing the major lines of its cannabis business: Cultivation (Wholesale) and Retail. The Cultivation (Wholesale) segment consists of the cultivation, production and sale of cannabis products to retail stores. The Retail segment consists of the retailing of cannabis to patients and consumers. Summarized financial information for these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net of discounts
Cultivation (Wholesale)	$67,673	$59,312	$120,681	$108,473
Retail	185,308	156,873	349,642	236,068
Intersegment Eliminations	(29,319)	(17,119)	(44,426)	(24,580)
Total Revenue, net of discounts	223,662	199,066	425,897	319,961

Depreciation and Amortization
Cultivation (Wholesale)	19,089	13,963	38,814	22,282
Retail	16,388	10,311	31,097	13,775
Total Depreciation and Amortization	35,477	24,274	69,911	36,057

Income taxes
Cultivation (Wholesale)	1,265	8,080	12,502	11,776
Retail	9,838	15,358	24,115	28,076
Total Income Taxes	11,103	23,438	36,617	39,852
Goodwill assigned to the Cultivation (Wholesale) segment as of June 30, 2022 and December 31, 2021 was $92,166 and $91,116, respectively. Goodwill assigned to the Retail segment as of June 30, 2022 and December 31, 2021 was $284,471 and $277,014, respectively.
The Company’s assets are aggregated into two reportable segments (Retail and Cultivation). For the purposes of testing goodwill, the Company has identified 12 reporting units. The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation) which were primarily determined based on the licenses each market holds. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

15.LOYALTY OBLIGATIONS
The Company has customer loyalty programs where retail customers accumulate points for each dollar of spending, net of tax. These points are recorded as a contract liability until customers redeem their points for discounts on cannabis and vape products as part of an in-store sales transaction. In addition, the Company records a performance obligation as a reduction of revenue based on the estimated probability of point obligation incurred.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

15.LOYALTY OBLIGATIONS (Continued)
As of December 31, 2021, the loyalty program had a calculated standalone selling price that ranged between $0.05 and $0.08 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 25% of points will not be redeemed (breakage) and expects the remaining outstanding loyalty points will be redeemed within one year. As of December 31, 2021, there were 111,475,4591 points outstanding, with an approximate value of $2,620 which is included in accrued liabilities.
The Company modified the loyalty program in 2022. The new loyalty program has a calculated standalone selling price that ranges between $0.02 and $0.06 per loyalty point. Upon redemption, the loyalty program obligation is relieved and the offset is recorded as revenue. The Company estimates that 25% of points will not be redeemed as points expire after 6 months. As of June 30, 2022, there were 16,214,7861 points outstanding with an approximate value of $2,044 which is included in accrued liabilities.

16.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest model and the voting interest model. The following table presents the summarized financial information about the Company’s consolidated VIEs and VOEs, which are included in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

	Consolidated VIE	Consolidated VOE	Consolidated VIE	Consolidated VOE
	June 30, 2022		December 31, 2021
			(As Restated)
Current Assets	$43,362	$—	$43,045	$20,464
Due To/(From)	(68,307)	—	(25,723)	14,228
Non-Current Assets	96,342	—	207,908	226,108
Current Liabilities	14,359	—	32,934	22,659
Non-Current Liabilities	11,134	—	45,873	45,603
Non-Controlling Interest	—	—	1,276	—
Equity attributable to Verano Holdings, Corp.	45,904	—	145,147	192,538
Consolidated Variable Interest Entities
Consolidated VIEs occur when the Company closes an acquisition while the state is in-process of transferring the cannabis license.
Consolidation occurs on the effective date of the purchase agreement and MSA. The MSA grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. The MSA also allows Verano to limit distributions of the entity at Verano’s discretion.
Certain VIE’s may require financing to build-out a dispensary. These financing requirements are typically met within three months of purchase and were less than $3 million in all periods presented. Certain state may limit the distribution or transfer of cash until license transfer.

[1] Such amounts not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16.CONSOLIDATION (Continued)
Verano applies ASC 810-10-15 to determine control of the legal entity. The purchase agreement limits the sellers involvement in future operations, and their risks of loss. In addition, Verano enters into an MSA with the legal entity that grants the Company strategic decision-making ability of the business operations.
The Company is involved in all qualitative and quantitative aspects of the entity, such as but not limited to, software choices, procurement, staffing and payroll, advertising, and use of cash flow. The Company absorbs all risk of loss and receives expected future returns based on the purchase agreement and MSA, resulting in Verano being the primary beneficiary.
Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss and comprehensive income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.
Variable Interest Entries Consolidated under Voting Interest Entities Model
Consolidated VOEs occur when the Company acquires a cannabis license held by a non-profit entity. Pursuant to the Arizona Medical Marijuana Act passed in 2012, cannabis companies in Arizona were initially required to operate under a non-profit structure.
Upon purchase, the Company establishes a MSA with the non-profit to grant Verano the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. In addition, the purchase agreement grants the Company the right to appoint the officers and boards of directors of the non-profits and the Company has appointed certain of the Company’s named officers to the boards of the non-profits.
In accordance with ASC 810-10-15, the Company determines consolidation is appropriate when the Company has majority of control of the legal entity and the ability to make business operating decisions. The Company does not have required financing associated with VOEs and abides by state regulations regarding cash restrictions. For the year ended December 31, 2021, the Company’s VOEs are limited to the state of Arizona. As of June 30, 2022, the Company no longer has VOEs.

17.FAIR VALUE MEASUREMENTS
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit-risk.
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and
Level 3 – Inputs for the asset or liability that are not based on observable market data.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

17.FAIR VALUE MEASUREMENTS (Continued)
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, and acquisition consideration payable.
For the Company’s long-term notes payable (which consist of credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at June 30, 2022 and December 31, 2021 was $402,629 and $289,925, which included $258,880 and $13,771, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$92,833	$—	$—	$92,833
Investments	3,842	—	—	3,842
Acquisition Consideration Payable	—	—	(66,901)	(66,901)
Total	$96,675	$—	$(66,901)	$29,774

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$99,118	$—	$—	$99,118
Acquisition Consideration Payable	—	—	(208,349)	(208,349)
Total	$99,118	$—	$(208,349)	$(109,231)
During the six months ended June 30, 2022, the Company remeasured its consideration arrangements associated with its 2021 acquisitions of Agri-Kind, LLC, and Agronomed Biologics, using Monte Carlo simulation models. The remeasurement resulted in a net loss of ($2,329) which was driven by a change in management’s estimates and projections of the acquired entities' ability to achieve performance targets along with the change in fair value of the shares to be issued.
The amount was recorded, net, within other income/(expense) on the unaudited interim condensed consolidated statement of operations. Significant assumptions used in the Company’s June 30, 2022, remeasurement include the price of the Subordinate Voting Shares as traded on the CSE as of June 30, 2022.
Additionally, during the six months ended June 30, 2022, the Company sold its 50% ownership interest in ILDISP, LLC and as part of the disposition, the Company received shares of a publicly traded entity. As of June 30, 2022, the fair value of the investment was $3,842, which is included in other assets in the accompanying condensed consolidated balance sheets and is as a Level 1 financial instrument.

18.SUBSEQUENT EVENTS
Acquisition - Pharmacann Virginia LLC
On July 7, 2022, the Company entered into an agreement to acquire all of the issued and outstanding equity interests in PharmaCann Virginia LLC, a Virginia limited liability company, and certain real property. The total consideration is $5,000,000, which is payable in cash. Closing of the acquisition is subject to certain conditions, contingencies, and approvals, including regulatory approval.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

18.SUBSEQUENT EVENTS (Continued)

Mortgage Loan

On July 11, 2022, the Company repaid in full all outstanding indebtedness related to the loan with 100 Mile Fund, LLC. The Company assumed the loan on July 11, 2021 with a principal amount of $13,000 as part of the acquisition of Agronomed Holdings, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the three and six months ended June 30, 2022 and June 30, 2021. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements and the accompanying notes for the three months ended March 31, 2022. and with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2021, 2020 and 2019. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the 2021 Form 10. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in the 2021 Form 10. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY

Verano is a leading vertically-integrated multi-state cannabis operator in the United States as one of the top five publicly traded multi-state operators in the United States by reported annual revenue for the year ended December 31, 2021. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning high-end customers. As of June 30, 2022 we operate businesses in 13 US states, including 101 retail dispensaries and 13 cultivation facilities, processing and manufacturing facilities with over 1,000,000 square feet of cultivation. We produce a suite of premium, artisanal cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™ and Verano™. We also design, build and operate branded dispensary environments including Zen Leaf™ and MÜV™ that deliver a cannabis shopping experience in both medical and adult-use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, recreational marijuana, at the state level, it remains illegal under US federal law to cultivate, manufacture, distribute, sell or possess marijuana in the US. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the US cannabis industry is conducted on a state-by-state basis. To date, in the U.S., 37 states plus the District of Columbia and the US territories of Puerto Rico, Guam and the US Virgin Islands have authorized comprehensive medical marijuana programs, 19 states plus the District of Columbia and the US territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for medical and adult-use (i.e., recreational) marijuana, and 11 states allow the use of low THC, high CBD products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult-use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under US federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing premium brands and products at scale. Our cultivation, processing and wholesale distribution of cannabis consumer packaged goods are designed to guarantee shelf-space in our national retail dispensary chain, as well as to develop and foster long term wholesale supply relationships with third-party retail operators though sales arrangements. Our model includes geographic diversity by establishing a footprint that enables us to adapt to changes in both industry and market conditions seamlessly and profitably. All of the Company’s business, operating results and financial condition relate to US cannabis-related activities.
As part of the RTO described in “FN 2 - Reverse Takeover Transaction ("RTO")” in February 2021, the Company resulted from a reverse takeover transaction, and at such time Verano Holdings LLC and AltMed became subsidiaries of the Company with the other members of the AME Group and Plants of Ruskin becoming subsidiaries of AltMed. Prior to the RTO, Verano Holdings LLC, AltMed and its subsidiaries (collectively, “AME”) and Plants of Ruskin were not consolidated and were not combined.
SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 (ii) condensed consolidated balance sheet as of

June 30, 2021 and December 31, 2021 have been derived from, and should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report. The selected unaudited interim condensed consolidated financial information below may not be indicative of the Company's future performance.

Three Months Ended June 30, 2022, as Compared to Three Months Ended June 30, 2021

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change
Revenue, net of discounts	$223,662	$199,066	$24,596
Gross Profit	98,115	69,210	28,905
Net Loss attributable to Verano Holdings Corp.	(9,847)	(29,688)	19,841

Net Loss per share – basic & diluted	(0.03)	(0.10)	0.07
Revenue, net of discounts
Revenue for the three months ended June 30, 2022 was $223,662, an increase of $24,596 or 12.4%, compared to revenue of $199,066 for the three months ended June 30, 2021. Key performance drivers for retail revenue for the quarter were primarily market expansion into New Jersey which began adult-use sales during the three months ended June 30, 2022. During the three months ended June 30, 2022, the Company opened seven new stores in Florida, Pennsylvania, and West Virginia. Retail revenue for the three months ended June 30, 2022 was approximately 73.2% of total revenue compared to 72.6% of total revenue for the three months ended June 30, 2021. Key performance drivers for cultivation (wholesale) revenues were significant cultivation expansion into the New Jersey adult-use market which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales. Continued expansion in the Pennsylvania market also further increased revenue. Cultivation (wholesale) revenue for the three months ended June 30, 2022 was 26.8% of total revenue compared to 27.4% of total revenue for the three months ended June 30, 2021.
Gross Profit
Gross profit for the three months ended June 30, 2022 was $98,115, representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 43.9%. This is compared to gross profit for the three months ended June 30, 2021 of $69,210, which represented a 34.8% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit is primarily due to top-line growth catalyzed by strong overall market growth, specifically in New Jersey due to the approval of adult-use sales.
Net Loss
Net Loss attributable to the Company for the three months ended June 30, 2022 was $(9,847), an increase of $19,841, compared to a net loss of $(29,688) for the three months ended June 30, 2021. The variance in net loss was mainly driven by an increase in other income partially offset by a decrease in income tax expense.

	Three Months Ended June 30,		2022-2021
($ in thousands)	2022	2021	$ Change
Cost of Goods Sold, net	$125,547	$129,856	$(4,309)

Selling, General, and Administrative Expenses	100,263	70,013	30,250

Other Income (Expense)	3,548	(5,994)	9,542

Provision for Income Taxes	(11,103)	(23,438)	12,335

Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the three months ended June 30, 2022, was $125,547, a decrease of $(4,309) or (3.3)%, from the three months ended June 30, 2021. The variance was primarily driven by production costs in New Jersey and Florida, as well as recognized inventory write-off of $13,100 related to unmet quality control standards.
Selling, General, and Administrative Expenses
Total selling, general and administrative expenses for the three months ended June 30, 2022, were $100,263, an increase of $30,250 or 43.2%, compared to total selling, general and administrative expenses of $70,013 for the three months ended June 30, 2021. Total selling, general and administrative expenses as a percentage of revenue was 44.8% and 35.2% for the three months ended June 30, 2022, and 2021, respectively. The increase was primarily due to a $12,176 increase in salaries and benefits and a $10,885 increase in general and administrative expenses driven largely by increased operating costs related to new dispensaries in Florida and Pennsylvania.
The Company expects to continue to invest organically and in new markets to support expansion plans and adapt to the increasing complexity of the cannabis business. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to expansion.
Total Other Income (Expense)
Total other income (expense) for the three months ended June 30, 2022, was $3,548, an increase of $9,542 as compared to the three months ended June 30, 2021. The increase in other income was primarily driven by an earn out accrual adjustment during the three months ended June 30, 2022, of $10,900 related to an acquisition of a license in Pennsylvania.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended June 30, 2022, was $11,103, a decrease of $12,335 or (52.6)% as compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022, as compared to Six Months Ended June 30, 2021

	For the Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change
Revenue, net of discounts	$425,897	$319,961	$105,936
Gross Profit	196,732	123,500	73,232
Net Loss attributable to Verano Holdings Corp.	(10,061)	(37,574)	27,513

Net Loss per share – basic & diluted	(0.03)	(0.14)	0.11

Revenue, net of discounts

Revenue for the six months ended June 30, 2022 was $425,897 an increase of $105,936 or 33.1%, compared to revenue of $319,961 for the six months ended June 30, 2021. Key performance drivers for retail revenue were largely attributable to an increased dispensary count from new store openings in Arizona, Connecticut, Florida, Illinois New Jersey, West Virginia, and Pennsylvania markets. Market expansion into New Jersey, which began adult-use sales, further increased retail revenue. Retail revenue for the six months ended June 30, 2022 was approximately 74.3% of total revenue compared to 68.5% of total revenue for the six months ended June 30, 2021. Key performance drivers for cultivation (wholesale) revenues were primarily driven by acquisition activities, in particular, the acquisition of Connecticut Pharmaceutical Solutions, Inc. and significant cultivation expansion into the Arizona, Connecticut, Florida, New Jersey and Pennsylvania markets. In addition, production output and sales of flower expanded in the Illinois, Maryland, New Jersey, Pennsylvania and Ohio markets, which further increased revenue. Cultivation expansion into the New Jersey adult-use market attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales. Cultivation (wholesale) revenue for the six months ended June 30, 2022 was 25.7% of total revenue compared to 31.5% of total revenue for the six months ended June 30, 2021.
Gross Profit

Gross profit for the six months ended June 30, 2022 was $196,732 representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 46.2%. This is compared to gross profit for the six months ended June 30, 2021 of $123,500, which represented a 38.6% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit is primarily due to continued top-line growth catalyzed by strong market growth in Illinois and expansion into the Connecticut, Florida, New Jersey, and Pennsylvania markets for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Net Loss

Net Loss attributable to the Company for the six months ended June 30, 2022 was $(10,061), an increase of $27,513, compared to a net loss of $(37,574) for the six months ended June 30, 2021. The variance in net loss was driven by an increase in other income partially offset by a decrease in income tax expense.

	Six Months Ended June 30,		2022-2021
($ in thousands)	2022	2021	$ Change
Cost of goods sold, net	$229,165	$196,461	$32,704

Selling, General, and Administrative Expense	189,824	112,679	77,145

Other Income (Expense)	18,079	(8,627)	26,706

Provision for Income Taxes	(36,617)	(39,852)	3,235

Cost of Goods Sold, net

Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the six months ended June 30, 2022, was $229,165 an increase of $32,704 or 16.6%, from the six months ended June 30, 2021. The increase was primarily driven by overall higher volumes of production for cannabis and cannabis related products coupled with a lower comparative impact related to the inventory step-up from acquisitions. Additionally, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, cost of goods sold increased as a result of the acquisitions of the AltMed cultivation facilities in Arizona and Florida, the Territory cultivation facility in Arizona, the Agri-Kind cultivation facility in Pennsylvania and continued expansion at existing facilities.
Selling, General, and Administrative Expenses

Total selling, general and administrative expenses for the six months ended June 30, 2022 were $189,824, an increase of $77,145, or 68.5%, compared to total selling, general and administrative expenses of $112,679 for the six months ended June 30, 2021. Total selling, general and administrative expenses as a percentage of revenue was 44.6% and 35.2% for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to a $35,356 increase in salaries and benefits and a $21,275 increase in general and administrative expenses driven by overall footprint expansion in established markets including increases in employee headcount and fixed assets in Florida and Pennsylvania.
For the six months ended June 30, 2022, the Company expects to continue to invest organically and in new markets to support expansion plans and adapt to the increasing complexity of the cannabis business. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to expansion.
Total Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2022, was $18,079, an increase of $26,706 as compared to the six months ended June 30, 2021. The increase in other income (expense) was primarily due to a gain on the disposal of three dispensaries of $17,104 and an earn out accrual adjustment during the three months ended June 30, 2022, of $10,900 related to an acquisition of a license in Pennsylvania. This is partially offset by an increase in interest costs as a result of new debt issuance costs related to the Credit Facility with Chicago Atlantic.
Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the six months ended June 30, 2022 was $(36,617), a decrease of $3,235, or (8.1)% as compared to the six months ended June 30, 2021.

Results of Operations by Segment
The Company has two reportable segments: (i) Cultivation (Wholesale) and (ii) Retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues net of sales discounts by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
($ in thousands)	2022	2021	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$67,673	$59,312	14.1%
Retail	$185,308	$156,873	18.1%
Intersegment Eliminations	$(29,319)	$(17,119)	71.3%
Total Revenues, net of discounts	$223,662	$199,066	12.4%

Revenues, net of discounts for the cultivation (wholesale) segment were $67,673 for the three months ended June 30, 2022, an increase of $8,361 or 14.1% excluding intersegment eliminations, compared to the three months ended June 30, 2021. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by cultivation expansion into the New Jersey adult-use market and continued cultivation expansion in the established Pennsylvania market.
Revenues, net of discounts for the retail segment were $185,308 for the three months ended June 30, 2022, an increase of $28,435 or 18.1%, excluding intersegment eliminations, compared to the three months ended June 30, 2021. The increase in retail revenues, net of discounts, was primarily driven by the Company’s expansion into New Jersey and increased Florida operations, which are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Pennsylvania and West Virginia.

	Six Months Ended June 30,
($ in thousands)	2022	2021	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$120,681	$108,473	11.3%
Retail	$349,642	$236,068	48.1%
Intersegment Eliminations	$(44,426)	$(24,580)	80.7%
Total Revenues, net of discounts	$425,897	$319,961	33.1%

Revenues, net of discounts for the cultivation (wholesale) segment were $120,681 for the six months ended June 30, 2022, an increase of $12,208 or 11.3% excluding intersegment eliminations, compared to the six months ended June 30, 2021. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by market expansion in Pennsylvania and New Jersey, and increases in revenues in established markets such as Arizona, Florida, and Connecticut.
Revenues, net of discounts for the retail segment were $349,642 for the six months ended June 30, 2022, an increase of $113,574 or 48.1%, excluding intersegment eliminations, compared to the six months ended June 30, 2021. The increase in retail revenues, net of discounts, was primarily driven by the Company’s New Jersey and Florida operations. Florida sales are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida, Pennsylvania, West Virginia, New Jersey and Connecticut.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended June 30, 2022, approximately 26.8% of the Company’s revenue was generated from the cultivation (wholesale) business and approximately 73.2% from the retail business. For the three months ended June 30, 2021, approximately 27.4% of revenue was generated from the cultivation (wholesale) business and approximately 72.6% from the retail business.
Gross Profit

Gross profit is revenue less cost of goods sold. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cannabis costs are affected by various state regulations that limits the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross margin measures the Company’s gross profit as a percentage of revenue. Furthermore, during the six months ended June 30, 2022, the Company recorded an increase to cost of goods sold, net, of $6,707 that was attributable to acquired inventory that was stepped-up to fair value, and subsequently recognized through cost of goods sold. Additionally, the Company recognized an inventory write-off, included in cost of goods sold, of $13,100 related to unmet quality control standards during the six months ended June 30, 2022.
The Company’s expansion strategy and revenue growth have taken priority and will continue to do so for the foreseeable future as it expands its footprint in new markets through acquisition and scales production within current markets. In the core markets in which the Company is already operational, it does not expect price compression in the near-term. However, as the state markets mature, the Company anticipates that there will be pressure on margins in the cultivation (wholesale) and retail channels. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level will be more than offset by increased production volume. As a result, the Company expects overall consolidated gross margins to increase in the future.
Total Expenses
Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and to deliver product to the Company’s retail stores. It also includes a significant investment in the corporate infrastructure required to support ongoing business.
Selling costs generally correlate to revenue. As a percentage of sales, selling costs are expected to increase slightly in currently operational markets (Arizona, Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia) as facility and market expansion occurs. The increase is expected to be driven primarily by the growth of the Company’s retail and cultivation (wholesale) channels and the ramp up from pre-revenue to sustainable market share.
Selling, general, and administrative (“SG&A”) expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. Going forward, SG&A expenses are expected to continue in line with the Company’s expansion plans. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to these expansion plans and anticipates an increase in stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly-traded company.
Provision for Income Taxes
The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Internal Revenue Code of 1986, as amended (the "Code") under which the Company is only allowed to deduct expenses directly related to the sale of products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under Section 280E of the Code and a higher effective tax rate than most industries.
LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of June 30, 2022 and December 31, 2021, the Company had total current liabilities of $586,777 and $470,516, respectively. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $92,833 and $99,118, respectively, to meet its current obligations. The Company had a working capital deficit of $(298,821) as of June 30, 2022, a decrease of working capital of $(105,349) as compared to December 31, 2021. This decrease in working capital was primarily driven by $250,000 of the Amended and Restated Credit Facility coming due within the next 12 months, a $13,465 net increase in inventories related to new store openings, a $245,109 increase to the current portion of notes payable for debt maturing in the next 12 months related to the Credit Facility with Chicago Atlantic, which is offset by $95,982 of cash payments related to acquisition consideration payable.
The Company is an early-stage growth company, generating cash from revenues deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, and investor and industry relations.
While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first six months of 2022, the uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain partners. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given current inflation and the uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its operations and expansion plans.
Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing acquisitions, to repay borrowings, maintain our operations and other general business needs. We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash generated from operating activities, available cash balances and available borrowings. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of equity securities or additional borrowings however, there can be no assurances that we will be able to obtain additional equity financing or debt financing on acceptable terms in the future.
Our long-term liquidity requirements consist primarily of completing additional acquisitions, scheduled debt payments, maintaining and expanding our operations and other general business needs. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. We believe that the foregoing sources of capital will provide sufficient funds for our operations, anticipated expansion and scheduled debt payments for the long-term. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and ability to obtain debt or equity financing on acceptable terms.
Credit Facility

Verano Holdings Corp. and certain of its subsidiaries are credit parties as co-borrowers and joint guarantors under the Amended and Restated Credit Agreement, as amended (the "Amended and Restated Credit Agreement"). A total of $350,000 in fully funded term loan commitments is currently outstanding under the Credit Agreement, with an option to request, one time, an additional aggregate amount not exceeding $175,000,000, subject to the satisfaction of the conditions precedent set forth in the Credit Agreement.
On July 2, 2020, the Company and certain subsidiaries and affiliates (collectively, the “Credit Parties”) entered into a Credit Agreement with Chicago Atlantic GIC Advisers, LLC (“Chicago Atlantic”) as administrative and collateral agent for an initial term loan commitment of $20,000 funded by various investors and an incremental loan not to exceed $10,000. Such loan bears interest at 15.25% per annum and had an original maturity date of June 30, 2022. The Company incurred $1,068 of debt issuance costs, which were paid net of loan proceeds and are amortized over the life of the debt instrument.

On May 10, 2021, the Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”), and the Company borrowed an additional $100,000 of term loans at an annual interest rate of 9.75%, which increased the Company’s total term loans outstanding under the Amended and Restated Credit Agreement to $130,000. The $100,000 senior secured term loans mature on May 30, 2023, and in accordance with ASC 470, Debt, is accounted for as a new credit facility. In addition, the Amended and Restated Credit Agreement extended the maturity date of the original $30,000 existing term loan from June 30, 2022 to May 30, 2023, which qualified as a debt modification pursuant to ASC 470, Debt. The original credit facility under the Credit Agreement had $644 of unamortized debt issuance costs at the time the Amended and Restated Credit Agreement was entered into and is now amortized through May 30, 2023. The Company incurred $5,132 in issuance costs and debt discounts on the Amended and Restated Credit Agreement, which were paid net of proceeds in May 2021 and are amortized over the life of the debt instrument.

On October 20, 2021, the Credit Parties entered into a third amendment to further amend the Amended and Restated Credit Agreement, pursuant to which an additional $120,000 was funded to the Company resulting in $250,000 of total term loan commitments funded and outstanding under the Amended and Restated Credit Agreement, as amended. The $120,000 term loan bears interest of 8.50% per annum and matures on April 28, 2023. In addition, the amendment included an option for the Company to request an incremental $100,000 loan in the future with 8.50% interest per annum, subject to certain restrictions and limitations. The liquidity financial covenant was modified to require that the Company maintain no less than an average of $20,000 in liquidity during any fiscal quarter and no less than $25,000 as of the last day of each fiscal quarter. In accordance with ASC 470, Debt, the $120,000 loan is accounted for as a new credit facility. The Company incurred debt issuance costs of $3,679, which were paid net of proceeds in October 2021 and are amortized over the life of the debt instrument.

On March 1, 2022, the Credit Parties entered into a fourth amendment to the Amended and Restated Credit Agreement. The fourth amendment provided an additional $100,000 of term loans with a maturity date of August 28, 2023 and an annual interest rate of 8.50%, resulting in an aggregate of $350,000 in term loans outstanding under the credit facility.

The Amended and Restated Credit Agreement provides for, among other things, (i) the term loans being secured by a first priority lien on specified assets of Verano Holdings Corp. and its subsidiaries that are parties to the Amended and Restated Credit Agreement, including ownership interests in credit parties, cash, accounts receivable, inventory, equipment, licenses and designated real estate, (ii) the original $30,000 loan bearing interest at a rate of 15.25% per annum, the incremental $100,000 loan funded in May 2021 bearing interest at a rate of 9.75% per annum and the remaining $220,000 in term loans bearing interest at a rate of 8.50% per annum; (iii) no principal amortization with $120,000 plus applicable interest being due in full on the stated maturity date of April 28, 2023, $130,000 plus applicable interest being due in full on the stated maturity date of May 30, 2023 and the balance of the remaining $100,000 being due in full on the stated maturity date of August 31, 2023; (iv) prepayment fees generally of 1% of any principal amount being prepaid during a specified period after funding; (v) restrictive covenants which apply to the operations of Verano Holdings Corp. and its subsidiaries that are parties to the Amended and Restated Credit Agreement, including limitations on their ability to incur additional debt, grant liens on assets, advance or contribute funds to non-credit parties and enter into acquisitions; and (vi) financial covenants requiring the Company to maintain on a consolidated basis:
•minimum liquidity averaging at least $20,000 during any fiscal quarter and at least $25,000 as of the last day of each fiscal quarter;
•minimum consolidated EBITDA for any fiscal quarter of at least $20,000; and
•a fixed charge coverage ratio of no less than 1.5:1.0 measured at the end of each fiscal quarter.
As of June 30, 2022, the Company was in compliance with such covenants.
Mortgage Loans
On May 14, 2021, the Company acquired The Healing Center, which operates three dispensaries on three separate leased real estate parcels in the greater Pittsburgh area and on September 3, 2021, Verano acquired these three parcels from the owners. The Company funded the real estate acquisitions through a credit facility with Chicago Atlantic for $12,650 and interest of 9.75% per annum that matures in September 2023. Total consideration was paid directly to the sellers in the amount of $12,225. The Company received $20 in cash proceeds and incurred $405 in issuance costs and debt discounts on the credit facility, which was paid net of proceeds upon closing.
On July 17, 2021, the Company assumed a loan with 100 Mile Fund, LLC for a principal amount of $13,000 as part of the acquisition of Agronomed Holdings, Inc. The loan bore interest only payments of 13% per annum due monthly and matures on July 11, 2022. The note is secured by first-priority blanket liens on the property, assets, and ownership interests of Agri-Kind and Agronomed Holdings Inc.

On June 29, 2022, the Company entered into an agreement with BCB Community Bank to borrow a principal amount of $18,000 associated with a mortgage on a building in Branchburg, NJ. The mortgage bears an interest rate of 4% and matures in July 2047.

Funding Needs and Sources

Historically, we have relied on a combination of cash flows provided by operations, draw-downs under the Amended and Restated Credit Agreement and the incurrence of additional debt and/or the refinancing of our existing debt to fund our obligations. The Company continues to identify and evaluate further actions to improve its liquidity. These include, but are not limited to, increased reductions in capital expenditures, operating expenses and administrative costs and additional debt. Additionally, we will continue to pursue opportunities to raise additional capital to fund obligations associated with future debt maturities and/or extend the maturity dates associated with our existing debt. Such opportunities to raise additional capital may include incurring or issuing new debt or extending the maturity date of existing debt.

During the next 12 months, approximately $250,000 of our debt related to the Amended and Restated Credit Agreement will become due. Refer to Note 9. Debt to our unaudited interim consolidated financial statements for further information.

As discussed in Note 9. Debt, a total of $350,000 in fully funded term loan commitments are currently outstanding under the Amended and Restated Credit Agreement, with an option to request, one time, an additional aggregate amount not exceeding $175,000, subject to the satisfaction of the conditions precedent set forth in the Credit Agreement. Additionally, the Company has entered into an engagement agreement with certain parties, including Chicago Atlantic, to refinance the debt for an additional term of up to three years. The refinancing will be dependent on, among other things, overall market conditions.

Based on our assumptions and estimates and our financial condition, we believe that the liquidity resulting from the actions mentioned above will be sufficient to fund our liquidity requirements over at least the next 12 months. However, there is no assurance that our assumptions and estimates are accurate due to possible unknown variables and, as such, there is inherent uncertainty in our ability to predict future liquidity requirements.

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	$ Change
Net Cash Provided by Operating Activities	$43,648	$56,845	(13,197)
Net Cash Used in Investing Activities	(159,476)	(160,442)	966
Net Cash Provided by Financing Activities	109,543	236,861	(127,318)
Cash flows from Operating Activities. During the six months ended June 30, 2022 and 2021, the Company had net cash inflows of $43,648 and $56,845, respectively. The $(13,197) change was mainly driven by an increase in non-cash stock based compensation expense for the six months ended June 30, 2022.

Cash Flows from Investing Activities. During the six months ended June 30, 2022 and 2021, the Company had net cash outflows of $(159,476) and $(160,442), respectively. The $966 change was primarily due to increased capital expenditures offset by cash received on the Canna Cuzzos, LLC and ILDSIP, LLC dispositions during the six months ended June 30, 2022.

Cash Flows from Financing Activities. During the six months ended June 30, 2022 and 2021, the Company had net cash inflows of $109,543 and $236,861, respectively. The $(127,318) change was primarily due to RTO related proceeds during the six months ended June 30, 2021, partially offset by the proceeds from the debt upsize of $100,000 with Chicago Atlantic and the proceeds from the Branchburg mortgage loan in New Jersey, of $18,000, both of which occurred during for the six months ended June 30, 2022.
Off-Balance Sheet Arrangements
As of the date of this filing, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.
Changes in or Adoption of Accounting Practices
Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1—Overview and Basis of Presentation.
Critical Accounting Policies and Significant Judgements and Estimates
There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2021 Form 10.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking information” and “forward-looking statements” within the meaning of United States securities laws (together, “forward-looking statements”). All statements, other than statements of historical fact, made by the Company or its affiliates that address activities, events or developments that the Company or its affiliates expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may,” “will,” “would,” “could,” “should,” “believes,” “assumes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “intends,” “anticipates,” “targeted,” “continues,” “forecasts,” “designed,” “goal,” or the negative of those words or other similar or comparable words.

The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, expectations and assumptions concerning:

•the ability of the Company and its affiliates to obtain, maintain and renew regulatory approvals in all states and localities of its operations and planned operations on a timely basis;

•government regulations, including future legislative and regulatory developments involving medical and adult-use cannabis and the timing thereof;

•the Company’s outlook on its expansion and growth of business and operations;

•the Company’s ability to achieve its goals, business plans and strategy;

•the ability of the Company to access capital and obtain necessary financing to pursue its growth and business plans;

•operational results and other financial and business conditions and prospects of the Company;

•the timing and completion of acquisitions and other commercial transactions;

•the integration and operation of acquired businesses;

•the timing and amount of capital expenditures;

•the availability of equipment, skilled labor and services needed for cannabis operations;

•demand, developments and trends in the medical and adult-use cannabis industry;

•competition in the cannabis industry in the markets in which the Company operates or plans to operate;

•the medical benefits, viability, safety, efficacy, and dosing of cannabis;

•the size of the medical cannabis market and the adult-use cannabis market in each state;

•conditions in general economic and financial markets; and

•the impacts of the coronavirus (COVID-19) pandemic and future steps to be taken in response to COVID-19.

Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:

•the impacts of economic uncertainty stemming from inflation, rising interest rates, supply shortages, changes in consumer and business confidence, political unrest and conflicts and disruptions in U.S. and global markets;

•the impacts of COVID-19 on the Company, the U.S. and global markets;

•the Company’s limited operating history;

•the Company is an SEC reporting company in addition to a public reporting company in Canada;

•heightened scrutiny from Canadian government authorities;

•the Company’s outstanding indebtedness and potential future indebtedness;

•reliance on management and the potential for fraudulent activity by employees, contractors and consultants;

•uninsured or under insured losses;

•potential product liability and recalls;

•the Company’s reliance on the performance of its subsidiaries and affiliates;

•the Company’s expansion-by-acquisition strategy;

•the unconventional due diligence process in the medical and adult-use cannabis industry;

•the integration and operation of acquired businesses;

•the Company’s lack of portfolio diversification;

•existing competition and new market entrants;

•the introduction of synthetic alternatives by pharmaceutical and other companies;

•the immaturity of the cannabis industry and limited comparable, competitive and established industry best practices;

•the availability of third-party suppliers, contractors and manufacturers, and availability of raw or other materials;

•wholesale and retail price fluctuations;

•public opinion and perception of the cannabis industry;

•agricultural and environmental risks and the impacts of regulations on the agriculture industries and environmental protections;

•the U.S. federal regulatory landscape and enforcement related to medical or adult-use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;

•the difficulties cannabis businesses face accessing and maintaining banking or financial services due to federal regulations;

•regulatory and political changes to U.S. state and local laws related to medical or adult-use cannabis, including political risks and regulation by additional regulatory authorities;

•disparate state-by-state regulatory landscapes and licensing regimes for medical and adult-use cannabis;

•the requirements to abide by anti-money laundering laws and regulations;

•required public disclosure and governmental filings containing personal information of the Company’s officers, investors and other stakeholders;

•the ability to, and constraints on, promoting and marketing cannabis products;

•the potential limitations on the Company’s ability to enforce its contracts or any liens granted to it;

•the ability to access capital markets and the availability of financing opportunities;

•the lack of access to federal bankruptcy protections in the United States;

•limited intellectual property protection available for cannabis products and the potential infringement by third parties;

•reliance on information technology systems, the potential disclosure of personal information of patients and customers and cybersecurity risks;

•the Company’s elimination of monetary liability and indemnification rights against its directors, officers and employees under British Columbia law;

•the Company’s dual class capital structure with Subordinate Voting Shares and Proportionate Voting Shares;

•the Company’s shareholders’ limited participation in the Company’s affairs;

•the Company’s expectation to not declare or pay out dividends;

•the taxation of cannabis companies in the U.S.; and

•other risks described in the 2021 Form 10, as more particularly described under the heading “Item 1A. Risk Factors” therein.

Although the Company believes that the expectations and assumptions on which forward-looking statements are based are reasonable at the time made, undue reliance should not be placed on the forward-looking statements, because no assurance can be given that they will prove to be correct. Forward-looking statements address future events and conditions, and thus involve inherent risks and uncertainties.

The cannabis industry involves risks and uncertainties that are subject to change based on various factors. The forward-looking statements contained herein concerning the cannabis industry and the general expectations of the Company concerning the cannabis industry are based on estimates prepared by the Company using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry. Such data is inherently imprecise.

Consequently, all forward-looking statements made in this Quarterly Report and other documents of the Company are qualified by such cautionary statements and there can be no assurance that the anticipated results or developments will actually be realized or, even if realized, that they will have the expected consequences to or effects on the Company. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required under applicable securities legislation.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk disclosures as set forth in Part II of our 2021 Form 10.
ITEM 4. CONTROLS AND PROCEDURES
Transition Period to Comply with Management’s Assessment of Internal Controls over Financial Reporting
In accordance with the SEC’s requirements for Emerging Growth Companies, the Company is not required to include a report of management’s assessment regarding internal controls over financial reporting, and the Company's independent public accounting firm is not required to provide an attestation report on the effectiveness of our internal controls over financial reporting.

On the Effective Date of our 2021 Form 10 and continuing during a transition period provided by the SEC for newly public reporting companies in Section 404 of SOX, the Company will be exempted from the requirement that it include management’s report on its assessment of the Company’s internal controls over financial reporting until its second Annual Report on Form 10-K is filed with the SEC.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to certain accounting errors that required the restatement of previously issued financial statements.

We have created new positions and will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a US public reporting company, including complying with Section 404(a) of SOX regarding internal control over financial reporting. The US labor market is competitive, and the professionals and other personnel we desire to hire will be sought after by other public companies. We may not be able to attract, hire and retain a sufficient number of qualified management, accounting and other personnel to enable us to implement and maintain sufficient internal control over financial reporting and comply with other public company requirements. We have identified material weaknesses in connection with the restatement of previously issued financial statements for the quarter ended March 31, 2021, the fiscal year ended December 31, 2021, and the quarter ended March 31, 2022 (see Explanatory Note - Restatement Background for more information on the 2021 Form 10), which have not been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses we identified pertain to our internal control environment and information and communication with respect to the accounting treatment and calculation of stock-based compensation, the calculation of tax expense, acquisition earnouts, and the accounting treatment of consolidated entity distributions.

Any deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses may require prospective or retrospective changes to our consolidated financial statements, or identify other areas for further attention or improvement. If we fail to remediate these material weaknesses or experience additional material weaknesses in the future or fail to otherwise maintain effective financial reporting systems and processes, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company. The processes and systems we have developed to date may not be adequate, and we cannot assure that the measures we have taken, and are continuing to implement, will be sufficient to avoid potential future material weaknesses. Moreover, we cannot be certain that we will not in the future have additional material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find.

As described above, management has developed a plan to remediate the effectiveness of our disclosure controls and procedures, including designing and implementing improved processes and internal controls with the intent of ensuring proper application of relevant accounting guidance. In 2022, the Company has been taking steps to enhance the control environment, including the hiring of additional accounting personnel, organizational restructuring of the accounting function, revising processes for the accounting of acquired businesses, and management will continue to improve and evaluate these controls over the remainder of the year.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In 2022, the Company’s management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, has been taking steps to assess, design and implement changes to its internal control over financial reporting (as defined in the Exchange Act) focusing on the control environment, risk assessment, control activities, information and communication, and monitoring. The steps taken include creating additional positions within accounting and implementing enhanced policies and procedures. During the quarter ended June 30, 2022 and subsequent to June 30, 2022, the Company filled the position of corporate controller and positions in the internal controls function. The Company intends and believes that the steps it is taking will improve the effectiveness of its internal control over financial reporting and to date such steps have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management, under the direction and supervision of the Company’s Chief Executive Officer and Chief Financial Officer, will continue to implement, improve and evaluate these internal controls over the remainder of the year.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, claims, investigations and government inquiries in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties. Neither the Company nor any of its subsidiaries is a party to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on its business, financial condition, results of operations, or financial statements, taken as a whole, if determined adversely to the Company.
ITEM 1A. RISK FACTORS.
Item 1A. “Risk Factors” in our 2021 Form 10 for the year ended December 31, 2021 filed on August 19, 2022, includes a discussion of our risk factors. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our 2021 Form 10. Except as presented below, there have been no material changes from the risk factors described in our 2021 Form 10. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We may not be able to refinance or renew our indebtedness, which may have a material adverse effect on our financial condition.

We may not be able to renew or refinance our indebtedness, including indebtedness under the Amended and Restated Credit Agreement, on substantially similar terms, or at all. Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall lending and capital markets; and (iii) the current state of the economy, including the cannabis industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay additional fees and expenses that we might not have to pay under normal circumstances, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay certain of our indebtedness, which may result in a default under our indebtedness. Failure to refinance or renew any material indebtedness would have a material adverse effect on our financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Subordinate Voting Shares
On June 7, 2022, the Company issued 2,115,438 Subordinate Voting Shares in connection with the acquisition of Connecticut Pharmaceutical Solutions Holdings, LLC.

On June 22, 2022, the Company issued 808,258 Subordinate Voting Shares in connection with the acquisition of Caring Nature, LLC.
Proportionate Voting Shares
On April 8, 2022, the Company converted 29 Proportionate Voting Shares into 2,900 Subordinate Voting Shares.
On May 6, 2022, the Company converted 434 Proportionate Voting Shares into 43,400 Subordinate Voting Shares.
On May 20, 2022, the Company converted 321 Proportionate Voting Shares into 32,100 Subordinate Voting Shares.
On May 31, 2022, the Company converted 2,171 Proportionate Voting Shares into 217,100 Subordinate Voting Shares.
On June 8, 2022, the Company converted 241 Proportionate Voting Shares into 24,100 Subordinate Voting Shares.
On June 15, 2022, the Company converted 36,641 Proportionate Voting Shares into 3,664,100 Subordinate Voting Shares.
On June 23, 2022, the Company converted 17,358 Proportionate Voting Shares into 1,735,800 Subordinate Voting Shares.
On June 27, 2022, the Company converted 423 Proportionate Voting Shares into 42,300 Subordinate Voting Shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Articles of Verano Holdings Corp., dated February 11, 2021.

3.2*	Notice of Articles of Verano Holdings Corp., dated February 11, 2021.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Previously filed.
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 19, 2022

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Brett Summerer
Name:	Brett Summerer
Title:	Chief Financial Officer