Form 10-Q
period 2022-09-30
Verano Holdings Corp.
filed 2022-11-14
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 324,317,749 Class A Subordinate Voting Shares and 133,823 Class B Proportionate Voting Shares for a total of 337,700,057 Class A Subordinate Voting Shares on an as converted basis as of November 11, 2022.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)	(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$76,418	$99,118
Accounts Receivable, net	15,201	17,410
Notes Receivable	—	285
Inventory	168,142	140,703
Prepaid Expenses and Other Current Assets	35,309	19,528

Total Current Assets	295,070	277,044

Property, Plant and Equipment, net	533,753	452,232
Right of Use Assets, net	77,507	61,346
Intangible Assets, net	1,326,601	1,379,913
Goodwill	380,408	368,130
Investment in Associates	7,043	7,491
Deposits and Other Assets	2,645	2,499

TOTAL ASSETS	$2,623,027	$2,548,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$52,205	$45,172
Accrued Liabilities	32,054	42,149
Income Tax Payable	222,323	154,512
Current Portion of Lease Liabilities	8,532	6,563
Current Portion of Notes Payable	15,344	13,771
Acquisition Consideration Payable	53,739	208,349

Total Current Liabilities	384,197	470,516
Long-Term Liabilities:
Deferred Revenue	215	1,183
Notes Payable, net of Current Portion	376,791	276,154
Lease Liabilities, net of Current Portion	71,811	56,812
Deferred Income Taxes	249,719	262,184

Total Long-Term Liabilities	698,536	596,333

TOTAL LIABILITIES	$1,082,733	$1,066,849

SHAREHOLDERS’ EQUITY	1,540,294	1,480,530
NON-CONTROLLING INTEREST	—	1,276

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,623,027	$2,548,655
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net of Discounts	$227,588	$206,469	$653,485	$526,430
Cost of Goods Sold, net	104,594	108,268	333,759	304,729

Gross Profit	122,994	98,201	319,726	221,701

Selling, General, and Administrative Expenses	85,710	76,477	275,531	189,155

Income (Loss) from Investments in Associates	(209)	1,289	1,651	2,737

Income from Operations	37,075	23,013	45,846	35,283

Other Income (Expense):
Gain (loss) on Disposal of Property, Plant and Equipment	1,443	(9)	251	(438)
Gain on Deconsolidation	75	—	9,560	—
Gain on Previously Held Equity Interest	175	—	14,103	—
Interest Expense, net	(11,785)	(8,113)	(34,082)	(15,314)
Other Income (Expense), net	(595)	233	17,557	(764)

Total Other Income (Expense)	(10,687)	(7,889)	7,389	(16,516)

Net Income Before Provision for Income Taxes and Non-Controlling Interest	26,388	15,124	53,235	18,767

Provision For Income Taxes	(69,381)	(27,086)	(105,998)	(66,939)

Net Loss Before Non-Controlling Interest	(42,993)	(11,962)	(52,763)	(48,172)

Net Income Attributable to Non-Controlling Interest	—	551	291	1,915
Net Loss Attributable to Verano Holdings Corp.	$(42,993)	$(12,513)	$(53,054)	$(50,087)

Net Loss per share – basic	$(0.13)	$(0.04)	$(0.16)	$(0.18)
Net Loss per share – diluted	$(0.13)	$(0.04)	$(0.16)	$(0.18)

Basic – weighted average shares outstanding	332,872,464	313,674,044	329,240,200	281,961,659
Diluted – weighted average shares outstanding	332,872,464	313,674,044	329,240,200	281,961,659
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity ($ in Thousands)

	LLC Membership Units	SVS Shares (as converted)	Share Capital	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of July 1, 2021	—	307,223,181	$1,253,867	$(28,327)	$7,501	$1,233,041

Share-based compensation	—	932,525	13,826	—	—	13,826

Issuance of shares in conjunction with acquisitions	—	7,043,645	111,268	—	—	111,268

Purchase of Non-controlling interest	—	—	505	(6,975)	(5,795)	(12,265)

Distributions to minority holders	—	—	—	—	(1,375)	(1,375)

Net income (loss)	—	—	—	(12,513)	551	(11,962)

Balance as of September 30, 2021	—	315,199,351	$1,379,466	$(47,815)	$882	$1,332,533

Balance as of January 1, 2021	279,900,000	—	$137,914	$9,247	$6,237	$153,398

RTO-related issuances, net	—	—	652,217	—	—	652,217

Issuance of Pubco shares in redemption of membership units	(279,900,000)	279,900,000	—	—	—	—

Reverse takeover (“RTO Financing”), net	—	10,100,000	95,420	—	—	95,420

Purchase of Non-controlling interest	—	—	505	(6,975)	(5,795)	(12,265)

Distributions to minority holders	—	—	—	—	(1,475)	(1,475)

Share-based compensation	—	932,525	34,923	—	—	34,923

Issuance of shares in conjunction with acquisitions	—	20,653,051	381,302	—	—	381,302

Warrants issued and exercised	—	3,510,000	75,100	—	—	75,100

Contingent consideration & other adjustments to purchase accounting	—	103,775	2,085	—	—	2,085

Net income (loss)	—	—	—	(50,087)	1,915	(48,172)

Balance as of September 30, 2021	—	315,199,351	$1,379,466	$(47,815)	$882	$1,332,533

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued) ($ in Thousands)

	LLC Membership Units	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of July 1, 2022	—	330,818,664	$1,614,021	$—	$(65,296)	$—	$1,548,725

Share-based compensation	—	1,815,430	12,399	—	—	—	12,399

Issuance of shares in conjunction with acquisitions	—	1,714,358	12,356	—	—	—	12,356

Foreign Currency Translation Adjustment	—	—	—	103	—	—	103

Contingent consideration & other adjustments to purchase accounting	—	1,813,770	9,704	—	—	—	9,704

Net loss	—	—	—	—	(42,993)	—	(42,993)

Balance as of September 30, 2022	—	336,162,222	$1,648,480	$103	$(108,289)	$—	$1,540,294

Balance as of January 1, 2022 (As Restated)	—	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

Share-based compensation	—	2,613,337	36,664	—	—	—	36,664

Issuance of shares in conjunction with acquisitions	—	3,925,683	31,116	—	—	—	31,116

Non-controlling interest adjustment for change in ownership	—	—	—	—	—	(1,567)	(1,567)

Foreign Currency Translation Adjustment	—	—	—	103	—	—	103

Contingent consideration & other adjustments to purchase accounting	—	5,310,540	44,935	—	—	—	44,935

Net income (loss)	—	—	—	—	(53,054)	291	(52,763)

Balance as of September 30, 2022	—	336,162,222	$1,648,480	$103	$(108,289)	$—	$1,540,294
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(53,054)	$(50,087)
Net income attributable to non-controlling interest	291	1,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,230	65,620
Right of use assets amortization	6,465	3,643
Non-cash interest expense	2,183	5,082
Non-cash interest income	—	(145)
Non-cash inventory step-up expense on acquisitions	6,818	80,907
(Gain) Loss on disposal of property, plant and equipment	(251)	438
Gain on deconsolidation	(9,560)	—
Gain on investments in associates	(14,103)	(1,475)
Bad debt expense	152	85
Amortization of debt issuance costs	5,039	1,248
Unrealized gain on foreign currency translation	(26)	—
Unrealized loss on marketable securities	1,781	—
Income from underlying investees	(101)	(1,408)
Stock earnout for acquisitions	—	2,084
Increase (decrease) in fair value of contingent consideration	(13,925)	1,212
Stock based compensation	34,225	31,722
Changes in operating assets and liabilities:
Accounts receivable	2,056	(14,263)
Inventory	(28,997)	(49,175)
Prepaid expenses and other current assets	(13,306)	(1,546)
Deposits and other assets	(299)	(1,147)
Accounts payable	6,152	(541)
Accrued liabilities	(17,356)	(8,851)
Lease liabilities	(5,634)	(2,514)
Income tax payable	65,701	57,723
Deferred taxes	(14,199)	—
Other, net	(971)	(662)
NET CASH PROVIDED BY OPERATING ACTIVITIES	65,311	119,865

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(109,720)	(91,952)
Proceeds from disposal of assets	6,006	896
Distributions to minority members	—	(1,475)
Purchases of intangible assets	—	(8,374)
Purchase of non-controlling interest	—	(7,840)
Acquisition of business, net of cash acquired	(101,396)	(217,372)
Proceeds from sale of deconsolidation and investment in associates	19,826	—
Purchase of interest in investment in associates	—	(3,350)
Dividend received from investments in associates	—	10,275
Proceeds from note receivable	—	4,215
Other, net	—	103
NET CASH USED IN INVESTING ACTIVITIES	(185,284)	(314,874)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	Nine Months Ended September 30,
	2022	2021

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	$122,057	$100,000
Principal repayments of notes payable	(21,901)	(9,843)
Debt issuance costs paid	(2,986)	(5,132)
Proceeds received from RTO Financing, net	—	75,420
Cash received from warrant private placement	—	75,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,170	235,545

Effects of exchange rate fluctuations on cash and cash equivalents	103	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,700)	40,536

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,118	16,402

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,418	$56,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid, net	$31,899	$10,378

NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$5,875	$7,928

Issuance of shares under business combinations	$76,010	$1,007,322

Acquisitions
Tangible and intangible assets acquired, net of cash	$35,713	$1,428,910
Liabilities assumed	(10,616)	(302,437)
Acquisition consideration payable	64,021	(1,208,143)
Goodwill	12,278	299,042
	$101,396	$217,372
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION
(a)Description of Business
Unless otherwise stated or the context requires otherwise, references herein to the "Company,” “Verano,” "we," "us," and "our" are intended to mean Verano Holdings Corp. and its direct and indirect subsidiaries, licensees, and controlled and managed entities.
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the United States. As a vertically integrated provider, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licensees across 14 state markets (Arizona, Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia).
In addition to the states listed above, the Company also conducts pre-licensing activities in other markets. In these markets, the Company has either applied for licenses, or plans on applying for licenses, but does not currently own any cultivation, processing, or retail licenses.
On February 11, 2021, the Company resulted from a reverse takeover transaction as further described in Note 3. Thereafter, the Company’s Class A Subordinate Voting Shares (the “Subordinate Voting Shares”) were listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VRNO” and subsequently began to be quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNOF”.
The Company’s corporate headquarters is located at 415 North Dearborn St., 4th Floor, Chicago, Illinois 60654.
(b)Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this document refer to United States dollars, and all references to “C$” refer to Canadian dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's restated audited consolidated financial statements and notes thereto for as of and for the year ended December 31, 2021, included in the Company’s Amendment No. 2 to Form 10 filed with the SEC on August 19, 2022 (the "2021 Annual Audited Financials"), which amended the Company's registration statement on Form 10 initially filed with the SEC on April 26, 2022, as further amended on June 17, 2022 and September 8, 2022 (as amended through September 8, 2022, the "Form 10"). The accompanying unaudited interim condensed consolidated financial statements include the accounts of Verano Holdings, Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification ("ASC") 810 Consolidation. The preparation of the Company’s unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the 2022 full year or any future periods. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021 contained in the Form 10.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)

(c)Restatement of Previously Issued Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company’s 2021 Annual Audited Consolidated Financial Statements. As described in the Form 10, the Company restated it's previously issued consolidated financial statements for each of the quarterly and year-to-date periods ended March 31, 2022, December 31, 2021, and March 31, 2021 (collectively, as the "Restatements"). Amounts as of or for the period ended December 31, 2021 depicted in these interim unaudited condensed consolidated financial statements as "As Restated" include the impact of the restatement included in the Form 10. As a result of the error related to stock-based compensation, the Company increased Inventories by $3,069 as of and for the year ended December 31, 2021. As a result of such understated stock-based compensation expense, the Company’s tax expense was overstated with corresponding adjustments to Income Tax Payable of $662 and a decrease of Deferred Income Taxes of ($800) as of and for the year ended December 31, 2021. As a result of the error related to stock-based compensation as of and for the quarter ended March 31, 2022, the Company increased Inventories by $3,898, Cost of Goods Sold, net by $1,052, and Salaries and Benefits expense by $9,572. As a result of the error related to stock-based compensation as of and for the quarter ended March 31, 2021, the Company increased Salaries and Benefits expense by $5,692. As a result of overstatement of tax expense due to a clerical error, the Company’s tax expense was overstated by $20,274 with corresponding adjustments to Income Tax Payable of ($23,071) and an increase to Deferred Income Taxes of $2,659 as of and for the quarter ended March 31, 2022. There was no net cash impact to the audited consolidated financial statements for the year ended December 31, 2021 and no net cash impact to the unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and 2021, for these restatement items. The Company’s accounting for distributions from a consolidated entity was corrected in the Restatements to reduce Investment in Associates and Non-controlling Interest Equity by ($1,675) for the year ended December 31, 2021, and ($100) for the quarter ended March 31, 2021. Also, the Investment in Associates was corrected to account for distributions in excess of investment resulting in an increase of Equity Income of $1,537 and $1,638 at, December 31, 2021 and March 31, 2022, respectively, with a reduction in Disposition of Investments of $3,176 at March 31, 2022. Additionally, The Company determined that it had information after March 31, 2022 but before the March 31, 2022 financials were publicly filed regarding the Connecticut Pharmaceutical Solutions, Inc. and The Healing Center, LLC acquisition earnouts, as described in Note 8 - Transactions, below. As a result, the Company recognized an aggregate $4,760 reduction in these expected acquisition earnouts which was recorded in the quarter ended March 31, 2022 to reflect the subsequent information indicating a lower liability. For additional information regarding the Restatements, please refer to the Form 10.
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
(d)Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2 to the 2021 Annual Audited Financials, included in the Form 10.
(e)Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (losses) attributable to shareholders by the weighted average number of shares (including the Company's Class B Proportionate Voting Shares (the "Proportionate Voting Shares") on an as converted to Subordinate Voting Shares basis of 100 Subordinate Voting Shares to one Proportionate Voting Share) outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
consequently are not included in the earnings (loss) per share calculations. Diluted income per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all dilutive potential shares.
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021 because their impact would have been anti-dilutive.
(f)Recently Issued Accounting Standards
The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the Company’s business for disclosure.
(g)Coronavirus Pandemic

In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants, “COVID-19”) as a pandemic. COVID-19 has spread throughout the U.S. and other countries across the world. Although the duration and severity of its effects are currently unknown, the Company continues to assess the potential impact on the Company and evaluate actions to strengthen its financial position and support the continuity of its business and operations in response to the effects of COVID-19.

While the Company believes that its revenue, gross profit and operating income were not adversely impacted by COVID-19 during the three and nine months ended September 30, 2022, the uncertain nature of the spread of variants of COVID-19 could alter the Company’s financial results and business operations, including as a result of any lockdowns mandated by governmental authorities and the potential quarantine of the Company’s employees or of its supply chain partners’ employees.

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management taking into account, among other matters, the impact of COVID-19. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans.

2.REVERSE TAKEOVER TRANSACTION (“RTO”)
On December 14, 2020, Verano Holdings, LLC, a Delaware limited liability company and currently a subsidiary of the Company ("Verano LLC"), Majesta Minerals, Inc., an Alberta corporation (the “Public Corporation”), 1276268 B.C. Ltd., a British Columbia corporation (“Verano FinCo”), 1277233 B.C. Ltd, a British Columbia corporation, and 1278655 B.C. Ltd., a British Columbia corporation (“Majesta SubCo”), entered into an arrangement agreement (as amended January 26, 2021, the “Definitive Agreement”), pursuant to which the Company resulted from the reverse takeover transaction contemplated thereby (the “RTO”).
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.REVERSE TAKEOVER TRANSACTION (“RTO”) (Continued)
In accordance with the terms of the Plan of Arrangement, 10,000,000 subscription receipts (the “Subscription Receipts”) were issued on January 21, 2021, at a price per Subscription Receipt of $101, for aggregate gross proceeds of $100,000 (the “RTO Financing”). As part of the RTO Financing, the Company issued a total of 10,000,000 Subordinate Voting Shares to the purchasers of the Subscription Receipts, issued 578,354 Subordinate Voting Shares and paid $4,580 in transactions costs to the offering agents as a broker fee, for a net RTO Financing amount of $95,420.

The Public Corporation reorganized its capital structure by altering its notice of articles and articles to (i) attach special rights and restrictions to its common shares, (ii) change the identifying name of its common shares to “Class A Subordinate Voting Shares” and (iii) create a new class of shares identified as "Class B Proportionate Voting Shares". Pursuant to the Plan of Arrangement, thereafter Verano FinCo amalgamated with Majesta SubCo. Majesta SubCo subsequently was liquidated, and the net proceeds of the RTO Financing were transferred to the Company, as the resulting corporation in the RTO.
The members of Verano LLC, and owners of certain of its subsidiaries, through a series of transactions, exchanged their ownership interests in Verano LLC and such subsidiaries for 96,892,040 Subordinate Voting Shares and 1,172,382 Proportionate Voting Shares. In connection with the Company’s acquisitions of Alternative Medical Enterprises, LLC, Plants of Ruskin GPS, LLC, and RVC 360, LLC (collectively, the “AME Parties”), that occurred concurrently with the RTO, the members of the AME Parties, through a series of transactions, exchanged their membership interests in the AME Parties for 18,092,987 Subordinate Voting Shares and 470,984 Proportionate Voting Shares. In addition, upon the consummation of the acquisitions the members of the AME Parties received cash consideration of $20,000, which was funded with proceeds from the RTO Financing and were entitled to receive an additional $15,000 in future cash installments, all of which have been paid in full. Refer to Note 8 - Transactions, below for additional details of the acquisitions of the AME Parties and related transactions.
In accordance with ASC 805, Business Combinations, the substance of the RTO transactions is a reverse takeover of a nonoperating company. The RTO transactions do not constitute a business combination because Majesta SubCo does not meet the definition of a business under the standard. As a result, the RTO transactions are accounted for as a capital transaction with Verano LLC being identified as the acquirer and the equity consideration being measured at fair value. The resulting consolidated statement of financial position of the Company is presented as a continuance of Verano LLC and the comparative figures presented in the consolidated financial statements for dates and periods prior to the RTO are those of Verano LLC.
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

[1] Such amounts not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.INVENTORY
The Company’s inventory consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
		(As Restated)
Raw Materials	$6,702	$5,767
Work in Process	123,603	96,367
Finished Goods	37,837	38,569

Total Inventory	$168,142	$140,703

4.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Land	$31,243	$29,399
Buildings and Improvements	184,556	126,020
Furniture and Fixtures	18,068	13,259
Computer Equipment and Software	23,035	14,078
Leasehold Improvements	207,262	182,514
Tools and Equipment	86,933	65,774
Vehicles	4,836	3,229
Assets Under Construction (1)	53,813	64,107

Total Property, Plant and Equipment	609,746	498,380
Less: Accumulated Depreciation	(75,993)	(46,148)

Property, Plant and Equipment, Net	$533,753	$452,232
(1)Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended September 30, 2022 and September 30, 2021, depreciation expense included in costs of goods sold totaled $8,504 and $5,770, respectively. For the three months ended September 30, 2022 and September 30, 2021, depreciation expense included in selling, general, and administrative expense totaled $2,782 and $1,932, respectively. For the nine months ended September 30, 2022 and September 30, 2021, depreciation expense included in costs of goods sold totaled $22,871 and $14,575, respectively. For the nine months ended September 30, 2022 and September 30, 2021, depreciation expense included in selling, general, and administrative expense totaled $8,502 and $5,066, respectively.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5.INTANGIBLE ASSETS AND GOODWILL
Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value as of the acquisition date. Amortization of definite life intangible assets is provided on a straight-line basis over their estimated useful lives. The estimated useful lives, residual values, and amortization methods for intangible assets are reviewed by the Company at each year end, and any changes in estimates are accounted for prospectively.
As of September 30, 2022, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2022	$1,386,131	$54,166	$11,603	$1,451,900
Purchases	—	—	—	—
Additions from business combination	21,545	—	—	21,545
Adjustments to purchase price allocation	—	—	—	—
Disposals	—	—	—	—
Balance as of September 30, 2022	$1,407,676	$54,166	$11,603	$1,473,445

Accumulated Amortization
Balance as of January 1, 2022	66,703	4,158	1,126	71,987
Amortization	69,869	4,065	923	74,857
Balance as of September 30, 2022	$136,572	$8,223	$2,049	$146,844

Net Book Value
Balance as of January 1, 2022	1,319,428	50,008	10,477	1,379,913
Balance as of September 30, 2022	$1,271,104	$45,943	$9,554	$1,326,601
Amortization periods of assets with finite lives are based on management’s estimates as of the date of acquisition.
The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2022:

Year Ending December 31:	Estimated Amortization
2022 (Remaining)	$25,125
2023	100,499
2024	100,499
2025	100,499
2026	99,772
Thereafter	900,207
$1,326,601

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5.INTANGIBLE ASSETS AND GOODWILL (Continued)
The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2022 were as follows:

	January 1, 2022	Impairment	Adjustments to purchase price allocation	Acquisitions	September 30, 2022
Cultivation	$91,116	$—	$1,050	$—	$92,166
Retail	277,014	—	912	10,316	288,242
Total	$368,130	$—	$1,962	$10,316	$380,408
During the quarter ended March 31, 2022, the Company recorded measurement period adjustments in connection with the December 28, 2021 acquisition of Connecticut Pharmaceutical Solutions, Inc. The net impact led to an increase of $1,050 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition that resulted in changes in the provisional amounts recognized for inventory, income taxes and accrued payables.
During the quarter ended September 30, 2022, the Company recorded a purchase price adjustment for the December 20, 2021 acquisition of Caring Nature, LLC. The purchase price adjustment was an increase to consideration transferred and was reflected as an increase of $56 to goodwill.
During the quarter ended September 30, 2022, the Company recorded measurement period adjustments in connection with the March 11, 2022 acquisition of 420 Capital Management, LLC ("Greengate"). The net impact led to an increase of $856 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition that resulted in changes in the provisional amounts recognized for cash and accounts payable.

6.EARNINGS (LOSSES) PER SHARE
The Company presents basic earnings (losses) per share. Basic earnings (losses) per share is calculated by dividing the earnings (loss) attributable to shareholders by the weighted average number of Subordinate Voting Shares (with outstanding Proportionate Voting Shares accounted for on an as converted to Subordinate Voting Shares basis) outstanding during the periods presented.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.EARNINGS (LOSSES) PER SHARE (Continued)
The computations of net earnings (loss) per share on a basic basis, including reconciliations of the numerators and denominators, for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net Loss attributable to Verano Holdings Corp.	$(42,993)	$(12,513)	$(53,054)	$(50,087)

Denominator
Basic
Pre-RTO weighted-average shares outstanding	—	—	—	158,203,932
Post-RTO weighted-average shares outstanding	—	313,674,044	—	303,832,637
Weighted-average shares outstanding – basic	332,872,464	313,674,044	329,240,200	281,961,659

Diluted
Pre-RTO weighted-average shares outstanding	—	—	—	158,203,932
Post-RTO weighted-average shares outstanding	—	313,674,044	—	303,832,637
Weighted-average shares outstanding – diluted	332,872,464	313,674,044	329,240,200	281,961,659

Net Loss per share - basic	$(0.13)	$(0.04)	$(0.16)	$(0.18)
Net Loss per share - diluted	$(0.13)	$(0.04)	$(0.16)	$(0.18)
Potentially dilutive securities of approximately 1,537,789 for the three and nine months ended September 30, 2022 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

7.NOTES RECEIVABLE
As of December 31, 2021, notes receivable consisted of two secured promissory notes.
The first note, dated August 13, 2020, was with a third party in the original principal amount of $180. The note accrued interest at 8% per annum and had an original maturity date of February 13, 2021, which was subsequently extended by the Company. As of December 31, 2021, the Company has received principal payments of $56 and the note had an outstanding principal of $124 plus accrued interest of $7. During the quarter ended March 31, 2022, the Company settled the outstanding note receivable balance as part of the 420 Capital Management ("Greengate") transaction (see Note 8 - Transactions).
The second note, dated March 24, 2021, was with a third party in the original principal amount of $147. The note accrued interest at 8% per annum and had an original maturity date of September 24, 2021, which was subsequently extended to March 24, 2022. During the quarter ended March 31, 2022, the Company settled the outstanding note receivable balance as part of the Greengate transaction (see Note 8 - Transactions).
As of September 30, 2022, the Company had no outstanding notes receivable.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS
(a)Merger Agreement
On November 6, 2020, Verano LLC entered into an agreement and plan of merger with the AME Parties, pursuant to which the Company, as the assignee of all of Verano LLC’s rights and obligations thereunder, would acquire the AME Parties and their subsidiaries and ownership and control interests (the “AME Group”) via a series of merger transactions (the “AME Mergers”). The AME Mergers were contingent upon, and closed contemporaneously with the RTO, resulting in the creation of the Company as a Canadian publicly traded parent company of Verano LLC, the AME Parties and their respective subsidiaries.
The RTO and AME Mergers closed on February 11, 2021 and resulted in the AME Parties becoming wholly-owned subsidiaries of the Company. The members of the AME Parties, through the RTO and AME Mergers, exchanged their membership interests in the AME Parties for 18,092,988 Subordinate Voting Shares and 470,984 Proportionate Voting Shares valued at approximately $651,914, plus cash consideration of $35,000. The shares issued were assigned a value of $101 per share with the Proportionate Voting Shares valued on an as converted to Subordinate Voting Share basis. The share price is equivalent to the arm’s-length RTO Financing transaction of the Subscription Receipts of $10 per share. The share consideration and cash consideration of $20,000 was paid at the closing of the AME Mergers, $10,000 of the cash consideration was paid on August 11, 2021, and the remaining $5,000 of the cash consideration was paid in the first quarter of 2022. As of September 30, 2022, the total consideration had been paid in full.
The Company accounted for the transactions as a business combination in accordance with ASC 805, Business Combinations. The following table summarizes the purchase price allocation of the transactions:

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

[1] Such amount not in Thousands

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

Selected line items from the Company’s Unaudited Condensed Interim Consolidated Statements of Operations for the nine months ended September 30, 2021, adjusted as if the AME Mergers, deemed to be the only acquisition with material operations in the period, had occurred on January 1, 2021, are presented below:

	Consolidated Results	AltMed Pre-acquisition	Pro-forma Results

Revenues, net of discounts	$526,430	$22,402	$548,832
Net income (loss)	(50,087)	10,933	(39,154)
(b)Business Combinations
The Company has determined that the acquisitions described below are business combinations under ASC 805, Business Combinations. Acquisitions that are determined to be the acquisition of a business are accounted for by applying the acquisition method, whereby the assets acquired, and the liabilities assumed are recorded at their fair values at the date of acquisition with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results for the companies acquired have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Any goodwill recognized is attributed based on reporting units. Please refer to the end of this section (b) for the revenue and net income (loss) since the acquisition date included in the Unaudited Interim Condensed Consolidated Statement of Operations and pro forma revenue and earnings.
The purchase price allocations for the acquisitions reflect various fair value estimates and analyses which are subject to change within the measurement period, which is the one-year period subsequent to the acquisition date. The primary areas of the purchase price allocation that are subject to change relate to the fair value of certain tangible

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
assets, the value of intangible assets acquired, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period.
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
Total consideration included cash of $7,448, forgiveness of other receivables of $2,894, and equity consideration of 1,403,067 Subordinate Voting Shares valued at $13,221 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, all of which was paid at the closing of the transaction. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $13,281. The residual purchase price of $6,545 was recognized as goodwill.
The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenue of $9,154 and net income of $639 related to the acquiredoperations of Greengate for the nine months ended September 30, 2022.

WSCC, Inc.
On July 6, 2021, Verano entered into an agreement to acquire 100% of the equity interests of WSCC, Inc (“Sierra Well”). Sierra Well holds cannabis licenses that allows it to cultivate, produce and sell medical and recreational cannabis products in the state of Nevada through their dispensaries located in Carson City and Reno. The transaction closed on September 7, 2022.
Total consideration included cash of $6,085, of which $5,773 was paid at closing, $280 is to be paid upon settlement of purchase price adjustments and $32 is to be paid upon delivery of a letter of transmittal from one former shareholder. The transaction also included equity consideration of 1,536,685 Subordinate Voting Shares valued at $9,742 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, of which $7,663 or 1,208,745 Subordinate Voting Shares were issued at the closing of the transaction, $66 or 10,440 Subordinate Voting Shares will be issued upon the delivery of a letter of transmittal from one former shareholder, and $2,013 or 317,500 Subordinate Voting Shares were held back to secure indemnity claims, the balance of which will be paid 18 months subsequent to the closing of the transaction. The 10,440 Subordinate Voting Shares due to a former shareholder and 317,500 Subordinate Voting Shares held back to secure indemnity claims met equity classification at closing in accordance with ASC 815. As of September 30, 2022, the present value of unpaid deferred consideration of $312 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
fair value. The Company recognized an intangible asset for the cannabis licenses acquired at a fair value of $8,264. The residual purchase price of $2,035 was recognized as goodwill. The Company also recognized an additional $1,735 to goodwill related to the deferred tax liability associated with the acquired cannabis licenses. The Company recognized a $2,416 long term indemnified asset measured using the same assumptions used to identify a $2,416 uncertain tax position, which is fully indemnified as outlined in the agreement.
The Company's Consolidated Statements of Operations includes net revenue of $990 and net loss of $270 related to the acquired operations of Sierra Well for the nine months ended September 30, 2022.

The following table summarizes the provisional accounting estimates of the two acquisitions that occurred during the nine months ended September 30, 2022:

	Greengate	Sierra Well

Cash and cash equivalents	$2,315	$130
Inventory	1,021	2,554
Prepaid & other current Assets	324	149
Deposits and Other non-current assets	45	2,452
Property, plant and equipment, net	1,673	4,477
Right-of-use asset, Net	1,836	286
Accounts payable and accrued liabilities	(1,569)	(1,818)
Deferred taxes	—	(1,735)
Other liabilities	(72)	(2,416)
Lease liabilities	(1,836)	(286)

Total identifiable net assets (liabilities)	3,737	3,793
Total Intangible assets	19,826	12,034
The unaudited pro forma information set forth below gives effect to the Greengate and Sierra Well acquisitions as if they had occurred on January 1, 2022. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transactions been consummated as of that time nor does it purport to be indicative of future financial operation results.
Pro forma net revenues and net loss for the nine months ended September 30, 2022 are $666,201 and $52,089, respectively. Please refer to the end of this section (b) for the pro forma revenue and earnings as if the transactions had occurred on January 1, 2021.
2021 Business Combinations
Glass City Alternatives, LLC
On September 20, 2020, the Company entered into an agreement to acquire all of the ownership interest of Glass City Alternatives, LLC which operates a dispensary located in Ohio. The transaction closed on January 7, 2021.
The total cash consideration was $2,700 plus a post-closing $329 purchase price adjustment. The Company issued $500 in Subordinate Voting Shares based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. As of September 30, 2022, the total consideration had been paid in full.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $2,497. The residual purchase price of $224 was recognized as goodwill.
Perpetual Healthcare Inc.
On February 25, 2021, the Company entered into an agreement to purchase control of Perpetual Healthcare Inc. (“Emerald”), which was a non-profit company at such time. Emerald operates a canabis dispensary in Arizona. The Company, through a management service agreement (“MSA”) and control of the board of directors, obtained control of Emerald’s dispensary operations and license. The transaction became effective on March 10, 2021, and the Company consolidated Emerald through the Voting Interest Model (“VOE”) in accordance with ASC 810, Consolidations. On April 27, 2022, Emerald was converted to a for-profit entity, wholly-owned and fully consolidated by the Company, and the MSA was terminated in connection therewith.
Total consideration included cash consideration of $11,250 plus a post-closing $326 purchase price adjustment and, 541,994 Subordinate Voting Shares valued at approximately $10,002 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. The remaining obligation was settled in May 2021, through the issuance of 350,644 Subordinate Voting Shares valued at approximately $6,992 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the share issuance. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $25,284. The residual purchase price of $1,555 was recognized as goodwill. The Company also recognized an additional $6,548 to goodwill related to the deferred tax liability associated with the acquired cannabis license.
The Herbal Care Center Inc.
On February 24, 2021, the Company entered into an equity purchase agreement to acquire all equity interest in EINJO, L.P. and SPSLE, Corp. to become the sole owner of The Herbal Care Center, Inc. (“The Herbal Care Center”), which holds licenses for two dispensaries in Illinois. The Company, through an MSA, obtained control of The Herbal Care Center’s operations and marijuana license. The transaction became effective on March 17, 2021, and the Company consolidated The Herbal Care Center through the Variable Interest Model (“VIE”) in accordance with ASC 810, Consolidations. On May 11, 2022, the Company consummated the acquisition of The Herbal Care Center and terminated the MSA in connection therewith and the entity became wholly-owned and fully consolidated by the Company.
Total consideration included cash consideration of $18,750, plus a $2,107 purchase price adjustment, of which $10,000 was paid upon entering into the MSA. The total consideration also included 90,464 Subordinate Voting Shares and 9,625 Proportionate Voting Shares valued at approximately $22,778 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $39,062. The residual purchase price of $328 was recognized as goodwill. The Company also recognized an additional $11,914 to goodwill related to the deferred tax liability associated with the acquired cannabis license.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
Patient Alternative Relief Center, Inc.
On March 22, 2021, the Company entered into an agreement with Flower Launch LLC, to acquire the rights to manage Patient Alternative Relief Center, Inc. (“Local Joint”), which was a non-profit company at such time. Local Joint operates a retail dispensary in Arizona. The Company, through a MSA and control of the board of directors, obtained control of Local Joint’s operations and its license. The transaction became effective on March 30, 2021, and the Company consolidated Local Joint through the VOE in accordance with ASC 810, Consolidations. On April 27, 2022, Local Joint was converted to a for-profit entity, wholly-owned and fully consolidated by the Company, and the MSA was terminated in connection therewith.
Total consideration included cash consideration of $13,500, with $10,000 paid on the closing date and $3,500 paid in July 2021, plus 179,767 Subordinate Voting Shares valued at approximately $3,031 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $15,819. The residual purchase price of $276 was recognized as goodwill.
BISHCO LLC
On February 23, 2021, the Company entered into a merger agreement to acquire BISHCO LLC, which held the rights to manage three non-profit entities in Arizona through MSAs. The non-profit entities, AZGM3, Inc., Vending Logistics, LLC, and The Medicine Room, LLC, each hold an Arizona marijuana license. The agreement provided that executives of the Company were appointed as the sole members of the boards of directors that govern each non-profit entity. Through the acquisition of BISHCO LLC and its MSAs, as well as the Company’s executives' appointment to the boards of directors of the non-profit entities, the Company obtained control of the non-profit entities’ operations and their respective licenses. The transaction became effective on April 8, 2021, and the Company consolidated the non-profit entities through the VOE in accordance with ASC 810, Consolidations. On April 26 and 27, 2022, the three non profit entities were converted to for-profit entities, wholly-owned and fully consolidated by the Company, and the MSAs were terminated.
Total consideration included $18,699 of cash paid upon closing, plus a $1,036 purchase price adjustment, 997,453 Subordinate Voting Shares and 29,924 Proportionate Voting Shares valued at approximately $78,916 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. An additional $12,750 was paid in cash in April 2022 and the remaining $12,750 is payable in Subordinate Voting Shares or cash at the election of the recipient, due on March 31, 2023. As of September 30, 2022, the present value of unpaid deferred consideration of $11,565 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $87,963. The residual purchase price of $14,559 was recognized as goodwill. The Company also recognized an additional $23,598 to goodwill related to the deferred tax liability associated with the acquired cannabis license.
TerraVida Holistic Center, LLC
On February 24, 2021, the Company entered into an agreement to acquire TerraVida Holistic Centers, LLC, which holds the rights to three active dispensaries in Pennsylvania. The transaction closed on May 11, 2021.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
Total consideration included cash consideration of $64,316, plus a $1,993 purchase price adjustment, of which $18,809 was paid at closing and the remaining $47,500 was paid over the first six months after closing. The transaction also included consideration of 1,506,750 Subordinate Voting Shares and 15,067 Proportionate Voting Shares valued at approximately $59,732 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $112,418. The residual purchase price of $3,635 was recognized as goodwill.
The Healing Center, LLC
On March 29, 2021, the Company entered into an agreement to acquire three active dispensaries in Pennsylvania by purchasing all the issued and outstanding equity interests of The Healing Center, LLC (“The Healing Center”). The transaction closed on May 14, 2021. At the time the transaction closed, The Healing Center leased the real estate where the dispensaries are located from three separate real estate entities (collectively referred to as “THC Real Estate”). On September 3, 2021, the Company acquired the THC Real Estate for an aggregate cash purchase price of $12,225, which was paid in full at closing. The acquisitions were accounted for as a single business combination in accordance with ASC 805, Business Combinations.
Consideration for the equity interests in The Healing Center included cash consideration of $56,892, plus a $2,355 purchase price adjustment, of which $31,463 was paid at closing and an additional $27,784 was paid 60 days after the closing. In addition, consideration included 454,302 Subordinate Voting Shares and 25,744 Proportionate Voting Shares valued at approximately $61,108 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction.

The transaction also included $18,925 of contingent consideration that was to be settled through an even allocation of shares and cash. The Company recognized a $4,603 gain on the decrease in contingent consideration, which was included in the other income (loss) line of the consolidated operations for the period ended December 31, 2021. The Company also recognized gains of $502 and $4,158 on the decrease in contingent consideration for the three and nine months ended September 30, 2022, respectively. To satisfy the contingent consideration, the Company paid $7,116 in cash during the first quarter of 2022 and in the third quarter of 2022 issued 618,291 fully vested restricted stock units entitling the holder thereof to one Subordinate Voting Share in respect of each restricted stock unit, valued at approximately $3,048 based on the fair value of the Subordinate Voting Shares as derived from the closing price on the CSE on the grant date. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized the cannabis license acquired as an intangible asset with a fair value of $108,850. The residual purchase price of $24,954 was recognized as goodwill.
The Company funded the acquisition of the THC Real Estate with proceeds from a credit facility with Chicago Atlantic Credit Company (“CACC”) for $12,650. Total consideration was paid directly to the sellers in the amount of $12,225. The Company received $20 in cash proceeds and incurred $405 in issuance costs and debt discounts on the CACC credit facility, which was paid net of proceeds upon closing. The Company amortizes debt issuance costs through interest expense over the life of the CACC credit agreement.

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
The consideration included cash consideration of $12,984, subject to a purchase price adjustment of $29, and 488,861 Subordinate Voting Shares value at approximately $7,814 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $18,720. The residual purchase price of $498 was recognized as goodwill.
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
The total consideration included cash consideration of $78,848, plus a $678 purchase price adjustment, of which $43,713 was paid at closing and the remaining $35,813 was paid three months after closing. In addition, the total consideration included the issuance of 3,208,035 Subordinate Voting Shares valued at approximately $50,994 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, and $33,971 of contingent consideration. During the first quarter of 2022, the Company paid $31,500 of contingent consideration in cash. The remaining contingent consideration was satisfied by the issuances of additional Subordinate Voting Shares for six month and 12 month share price protection, which was assigned an aggregate initial fair value of $2,483 using Monte Carlo simulation models. The fair value of the contingent consideration was remeasured on a quarterly basis with any changes in the fair value being recognized in the other income (loss) line of the consolidated statement of operations. During the first quarter of 2022, the Company issued an additional 82,731 Subordinate Voting Shares valued at approximately $952 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the six-month contingency. During the third quarter of 2022, the Company issued an additional 594,736 Subordinate Voting Shares valued at approximately $3,311 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the 12-month contingency. The Company recognized a $2,147 loss for the changes in the fair value of contingent consideration for the nine months ended September 30, 2022. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the appropriate fair value of the intangible assets. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $134,563. The residual purchase price of $3,115 was recognized as goodwill.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
Consideration included cash consideration of $10,473 paid upon closing plus 3,240,436 Subordinate Voting Shares valued at approximately $51,509 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction and $42,493 of contingent consideration. The contingent consideration was related to earnouts and six and 12 month share price protection that was assigned an initial fair value of $2,508 using Monte Carlo simulation models. The fair value of the contingent consideration was remeasured on a quarterly basis with any changes in the fair value being recognized in the other income (loss) line of the consolidated statement of operations. In addition, the consideration included

During the first quarter of 2022, the Company paid $3,000 in cash and made two consideration payments in stock. First, the Company issued 1,215,035 Subordinate Voting Shares valued at approximately $15,592 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. Second, the Company issued 83,566 Subordinate Voting Shares valued at approximately $962 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the six month contingency. During the third quarter of 2022, the Company issued 600,743 Subordinate Voting Shares valued at approximately $3,345 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date issuance to satisfy the 12 month contingency. The Company recognized a $715 and $6,475 loss for the changes in the fair value of contingent consideration for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the present value of unpaid deferred consideration of $25,715 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet. The remaining consideration is related to earnouts and is expected to be settled in the fourth quarter of 2022.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $96,684. The residual purchase price of $2,625 was recognized as goodwill. The Company also recognized an additional $29,913 to goodwill related to the deferred tax liability associated with the acquired cannabis license.
Willow Brook Wellness, LLC
On September 13, 2021, the Company entered into an agreement to acquire all the issued and outstanding equity interests in Willow Brook Wellness, LLC, which operates a dispensary in Connecticut. The transaction closed on October 25, 2021.
Total consideration included cash of $14,913, subject to a purchase price adjustment of $14, and 727,934 Subordinate Voting Shares valued at approximately $8,163 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of September 30, 2022, the present value of unpaid deferred consideration of $7,084 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet and is expected to be settled through a cash payment due in the fourth quarter of 2022.
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
The total consideration included cash of $12,331, a purchase price adjustment of $56 paid in the second quarter of 2022 and $12,000 payable in Subordinate Voting Shares payable over 12 months. Additionally, the purchase

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
agreement included $2,000 of contingent consideration to be paid in Subordinate Voting Shares. In the second quarter of 2022, the Company issued 808,258 Subordinate Voting Shares valued at approximately $5,540 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. In the third quarter of 2022, the Company issued 505,613 Subordinate Voting Shares valued at approximately $2,614 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. The Company recognized a $386 and $846 gain on the share issuance for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the present value of unpaid deferred consideration of $4,992 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $24,994. The residual purchase price of $761 was recognized as goodwill. The Company also recognized $7,123 to goodwill related to the deferred tax liability.
Connecticut Pharmaceutical Solutions, Inc.
On November 10, 2021, the Company entered into an agreement to acquire all the issued and outstanding equity interests in Connecticut Pharmaceutical Solutions, Inc., which holds a medical marijuana producer license in Connecticut. The transaction closed on December 28, 2021.
Total consideration includes cash payment of $6,402 and stock issuance of 8,145,142 Subordinate Voting Shares valued at approximately $98,538 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. Additionally, at close there were 73,130 deferred Subordinate Voting Shares held back, subject to purchase price adjustments, and 1,128,441 deferred Subordinate Voting Shares held back that are to be issued in December 2022, collectively valued at approximately $14,483 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of September 30, 2022 it is anticipated that the Company will issue 989,747 Subordinate Voting Shares in December 2022, subject to other indemnity claim adjustments. The agreement also includes consideration of $19,622 to be paid in 1,625,546 deferred Subordinate Voting Shares payable upon the first sale of adult-use cannabis in the state of Connecticut. Both deferred share issuances met equity classification at closing in accordance with ASC 815.
Contingent consideration related to 2021 financial performance metrics was settled in June 2022 through the issuance of 2,115,438 Subordinate Voting Shares valued at approximately $17,683 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. The Company recognized a $7,023 gain on the share issuance for the period ended September 30, 2022. As of September 30, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license and trade name acquired at a fair value of $116,063 and $8,829, respectively. The residual purchase price of $3,510 was recognized to goodwill. The Company also recognized $40,062 as goodwill related to the deferred tax liability.
Acquiree's Financial Information and Pro Forma Information
The following tables summarize the net revenue and net income (loss) since the acquisition date included in the Consolidated Statement of Operations for the nine and three month periods ending September 30, 2021, for the AME Merger and the other acquisitions that closed during the first nine months of 2021:

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)

	Nine Months Ended September 30, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Revenues, net	$264,528	$143,793	$118,109	$526,430
Net loss	(33,557)	(13,576)	(2,954)	(50,087)

	Three Months Ended September 30, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Revenues, net	$93,668	$54,393	$58,408	$206,469
Net income (loss)	(8,881)	(4,006)	374	(12,513)

The following table summarizes the unaudited pro forma information of the combined results of operations for the nine and three month periods ended September 30, 2021 of the AME Merger and other acquisition transactions that closed during the first nine months of 2021 and 2022 as if they occurred as of January 1, 2021. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operation results.

	Nine Months Ended September 30, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Pro forma revenues, net	$264,528	$166,195	$242,145	$672,868
Pro forma net income (loss)	(33,557)	(2,644)	24,192	(12,009)
Pro forma adjustments
(a) intangible amortization	—	23,867	18,322	42,189
(b) inventory step up	—	71,538	9,369	80,907
Total pro forma adjustments	—	95,405	27,691	123,096
Total pro forma net income (loss)	$(33,557)	$92,761	$51,883	$111,087

	Three Months Ended September 30, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Pro forma revenues, net	$93,668	$54,393	$65,482	$213,543
Pro forma net income (loss)	(8,881)	(4,006)	1,058	(11,829)
Pro forma adjustments
(a) intangible amortization	—	8,968	11,610	20,578
(b) inventory step up	—	25,742	2,977	28,719
Total pro forma adjustments	—	34,710	14,587	49,297
Total pro forma net income (loss)	$(8,881)	$30,704	$15,645	$37,468

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
(c)Asset Acquisitions
2021 Asset Acquisitions
NSE Holdings, LLC
On February 24, 2021, a subsidiary of the Company entered into an agreement pursuant to which it acquired all the equity interests of NSE Holdings, LLC (“NSE”), which holds one dispensary permit in Pennsylvania that gives NSE the ability to open three dispensaries. The transaction closed on March 9, 2021. The Company paid cash consideration of $7,350 upon closing and issued 666,587 Subordinate Voting Shares and 6,665 Proportionate Voting Shares valued at approximately $25,160 based upon the fair value of the Subordinate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. Consideration also includes contingent consideration of $22,514, which fluctuates based upon financial performance metrics of NSE Holdings. The Company recognized gains of $8,337 and $10,906 on the decrease in contingent consideration, which was included in the other income (loss) line of the Unaudited Interim Condensed Consolidated Statement of Operations for the periods ended December 31, 2021 and September 30, 2022, respectively.
The Company analyzed the transaction and accounted for the transaction as an asset acquisition in accordance with ASC 805, Business Combinations. The Company capitalized licenses in the amount of $55,016. As of September 30, 2022, the present value of unpaid deferred consideration is $3,466 and included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet. The unpaid consideration relates to earnouts that are expected to be settled in share issuances of Subordinate Voting Shares.
Ohio Grown Therapies, LLC
On June 30, 2021, the Company exercised and closed on its option to acquire an Ohio dispensary license from Ohio Grown Therapies, LLC, which was granted pursuant to an option purchase agreement entered into on January 14, 2019. The exercise and closing had no impact on operations as the Company already exerted control over the dispensary through a consulting agreement entered into in 2019. The Company capitalized the license in the amount of $760 added to the intangible license value included on the Company’s consolidated balance sheets. As of September 30, 2022, the total consideration had been paid in full.

(d)Dispositions
Canna Cuzzos, LLC
Canna Cuzzos, LLC (“Canna Cuzzos”) is a medical marijuana licensee for a retail dispensary in Waldorf, Maryland. In 2017, a subsidiary of the Company entered into a management services agreement with Canna Cuzzos and provided operating and other services for Canna Cuzzos’ dispensary. In 2018, Verano LLC acquired options to purchase all the ownership interests of a Maryland limited liability company (the “LLC”), which held a 40% ownership interest in the sole owner of Canna Cuzzos, resulting in such options being exercisable for an indirect 40% ownership interest in Canna Cuzzos. On January 31, 2022, all of the ownership interests of the sole owner of Canna Cuzzos were sold to a third party for a cash purchase price of $5,000, subject to adjustment based on working capital levels and outstanding liabilities. Upon consummation of the sale, the management services agreement with Canna Cuzzos was terminated. Prior to the sale being consummated, Verano LLC consented to the sale, amended the options to receive an assignment of the LLC’s sale proceeds thereunder and agreed to provide the LLC administrative services in connection with the sale transaction. Prior to the sale of its parent company, Canna Cuzzos was consolidated with the Company through the Variable Interest Model (“VIE”) in accordance with ASC 810, Consolidations. The assignment of the LLC’s sale proceeds resulted in a gain to the Company of $1,701 for the nine months ended September 30, 2022 and is classified as a component of Other Income (Expense) in the Consolidated Statement of Operations.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.TRANSACTIONS (Continued)
ILDISP, LLC
On March 30, 2016, Verano entered into a joint venture agreement with GTI-Clinic Illinois Holdings, LLC (“GTI”) to acquire 50% of ILDISP, LLC (“ILDISP”). NH Medicinal Dispensaries, LLC, a wholly owned subsidiary of ILDISP, is the holder of two marijuana licenses which allows it to operate two retail dispensaries in Illinois: the Clinic Effingham dispensary (“TCE”) and the Charleston dispensary. The Company had an agreement in place with its joint venture partner to allocate the operational management of Charleston to Verano and TCE to the joint venture partner. As such, the Company had a controlling interest in Charleston and consolidated the entity through VIE in accordance with ASC 810, Consolidations. TCE was treated as an equity method investment in accordance with ASC 323, Investments.
On March 1, 2022, the Company sold its 50% ownership interest in ILDISP to the joint venture partner for $22,393 subject to certain adjustments. The sale resulted in gains of $7,857 and $14,099 for Charleston and TCE, respectively. During the second quarter of 2022, the Company paid $244 in cash as a result of a downward working capital adjustment and decreased the initial gain recognized by $73 and $171 for Charleston and TCE, respectively. During the third quarter of 2022, the Company received $250 of cash due to the release of the cash indemnity hold back and increased the gain recognized by $75 and $175 for Charleston and TCE, respectively. The adjustments were reflected in other income (expense) in the Unaudited Consolidated Statement of Operations, resulting in year-to-date gains of $7,859 and $14,103 for Charleston and TCE, respectively, for the nine months ended September 30, 2022.

9. DEBT
As of September 30, 2022, and December 31, 2021 notes payable consisted of the following:

	September 30, 2022	December 31, 2021

Credit Facility	$350,000	$250,000
Secured Promissory Notes	2,924	6,663
Mortgage Loans	42,695	38,856
Vehicle and Equipment Loans	2,007	1,951
Unamortized Debt Issuance Costs	(5,491)	(7,545)

Total Notes Payable	$392,135	$289,925

Less: Current Portion of Notes Payable	15,344	13,771

Total Long-Term Debt, net	$376,791	$276,154
Credit Facility
On July 2, 2020, the Company and certain subsidiaries and affiliates (collectively, the “Credit Parties”) entered into a Credit Agreement with Chicago Atlantic GIC Advisers, LLC (“Chicago Atlantic”) as administrative and collateral agent for an initial senior secured term loan of $20,000 funded by various third-parties and an incremental senior secured loan of $10,000. Such loans bear interest at 15.25% per annum and had an original maturity date of June 30, 2022. The Company incurred $1,068 of debt issuance costs, which were paid net of loan proceeds and are amortized over the stated term of the debt instrument.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.DEBT (Continued)
On May 10, 2021, the Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”), and the Company borrowed an additional senior secured $100,000 term loan at an annual interest rate of 9.75%, which increased the Company’s total term loans outstanding under the Amended and Restated Credit Agreement to $130,000. The $100,000 loan was funded by various third-parties and matures on May 30, 2023, and in accordance with ASC 470, Debt, is accounted for as a new credit facility. In addition, the Amended and Restated Credit Agreement extended the maturity date of the original $30,000 existing term loan from June 30, 2022 to May 30, 2023, which qualified as a debt modification pursuant to ASC 470, Debt. The original credit facility under the Credit Agreement had $644 of unamortized debt issuance costs at the time the Amended and Restated Credit Agreement was entered into and is amortized through May 30, 2023. The Company incurred $5,132 in issuance costs and debt discounts on the Amended and Restated Credit Agreement, which were paid net of proceeds in May 2021 and are amortized over the stated term of the debt instrument.

On October 20, 2021, the Credit Parties entered into a third amendment to the Amended and Restated Credit Agreement, pursuant to which an additional senior secured $120,000 loan was funded by third-parties resulting in $250,000 of total term loans funded and outstanding under the Amended and Restated Credit Agreement, as amended. The $120,000 term loan bears interest of 8.50% per annum and matures on April 28, 2023. In addition, the amendment included an option for the Company to request an incremental $100,000 loan no later than July 2022 with 8.50% interest per annum, subject to restrictions and limitations. In accordance with ASC 470, Debt, the $120,000 loan is accounted for as a new credit facility. The Company incurred debt issuance costs of $3,679, which were paid net of proceeds in October 2021 and are amortized over the life of the debt instrument.

On March 1, 2022, the Credit Parties entered into a fourth amendment to the Amended and Restated Credit Agreement. The fourth amendment provided an additional senior secured $100,000 of term loan with a maturity date of August 28, 2023 and an annual interest rate of 8.50%, resulting in an aggregate of $350,000 in term loans outstanding under the credit facility. As of September 30, 2022, the Amended and Restated Credit Agreement, as amended, contains financial covenants requiring the Company to maintain on a consolidated basis (i) a minimum liquidity balance to average no less than $20,000 during each fiscal quarter and at least $25,000 as of the last day of such quarter; (ii) a minimum consolidated EBITDA for each fiscal quarter of no less than $20,000; and (iii) a fixed charge coverage ratio of no less than 1.5:1.0 measured at the end of each fiscal quarter. As of September 30, 2022, the Company is in compliance with such financial covenants.

Mortgage

On June 29, 2022, the Company entered into an agreement with a community bank to borrow a principal amount of $18,000 associated with a mortgage on a building in Branchburg, NJ. The mortgage bears an interest rate of 4% and matures in July 2047.

On July 11, 2022, the Company repaid in full all outstanding obligations related to a senior secured loan with a private fund. The Company assumed the loan on July 11, 2021 in a principal amount of $13,000 as part of the acquisition of Agri-Kind.
Other
As of December 31, 2021 the Company issued promissory notes to accredited investors in the original principal amount of $3,670 with simple annual interest of 10% per annum. The notes were an accumulation of seven notes to finance construction of cultivation facilities in Florida and Arizona, and matured in June 2022. There is one related party that accounted for $150 of the outstanding principal amount as of December 31, 2021. As of September 30, 2022, these promissory notes were repaid in full.

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
(a)Issued and Outstanding
As of September 30, 2022, the Company had 322,771,033 Subordinate Voting Shares and 133,912 Proportionate Voting Shares issued and outstanding. Converting the Proportionate Voting Shares to Subordinate Voting Shares on the basis of 100 Subordinate Voting Shares for one Proportionate Voting Shares, results in a total of 336,162,222 Subordinate Voting Shares issued and outstanding as of such date. The Company has the following two classes of share capital, with each class having no par value:
(i)Subordinate Voting Shares
The holders of the Subordinate Voting Shares are entitled to receive dividends issued by the Company and one vote per share at shareholder meetings of the Company. All Subordinate Voting Shares are ranked equally regarding the Company’s residual assets. The Company is authorized to issue an unlimited number of Subordinate Voting Shares.
(ii)Proportionate Voting Shares
Each Proportionate Voting Share is convertible into 100 Subordinate Voting Shares. The holders of the Proportionate Voting Share are entitled to receive dividends issued by the Company on an as converted to Subordinate Voting Share basis and 100 votes per share at shareholder meetings of the Company. The Proportionate Voting Shares are ranked equally on an as converted to Subordinate Voting Share basis regarding the Company's residual assets. The Company is authorized to issue an unlimited number of Proportionate Voting Shares.
During the nine months ended September 30, 2022, the shareholders of the Company converted Proportionate Voting Shares to Subordinate Voting Shares for an impact of conversion of 177,123 Proportionate Voting Shares into 17,712,307 Subordinate Voting Shares.
(b)Stock-Based Compensation
The Company operates equity-settled stock-based remuneration plans for its eligible directors, officers, employees, consultants, and advisors. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot estimate reliably the fair value of the goods and services received, the Company measures their value indirectly by reference to the fair value of the equity instruments granted. The Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Equity-settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.
In February 2021, the Company established the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”). The maximum number of restricted stock units ("RSUs") and options that may be issued under the Plan can not exceed 10% of the Company’s then issued and outstanding share capital, determined on an as converted to Subordinate Voting Shares basis.

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
Option and RSU grants generally vest over 12 to 30 months and options typically have a life of ten years.
Options
Option activity is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price C$	Weighted Average Remaining Contractual Life
Unvested Options Balance as of December 31, 2021	56,078	30.60	9.16
Granted	—	—	—
Forfeited	4,774	24.00	—
Vested	30,595	30.31	—
Unvested Options Balance at September 30, 2022	20,709	29.92	8.39
Inception to date Vested and Exercisable at September 30, 2022	33,923	30.34	8.37
As of September 30, 2022 and December 31, 2021, there were no in-the-money options.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. No options were granted, or expired, and 4,774 options were forfeited during the nine months ended September 30, 2022.
Restricted Stock Units (“RSUs”)
The following table summarizes the number of unvested RSU awards as of September 30, 2022 and December 31, 2021 and the changes during the nine months ended September 30, 2022:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2021	2,413,887	30.49
Granted	2,843,903	10.32
Forfeited	122,194	14.16
Vested	2,162,446	30.15
Unvested RSUs at September 30, 2022	2,973,150	11.72

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. SHARE CAPITAL (Continued)
The stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock Options	$103	$117	$228	$285
Restricted Stock Units	9,716	13,273	33,997	31,437
Total Stock Based Compensation Expense	$9,819	$13,390	$34,225	$31,722

11.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before Income Taxes	$26,388	$15,124	$53,235	$18,767
Income Tax Expense	(69,381)	(27,086)	(105,998)	(66,939)
Effective Tax Rate	263%	179%	199%	357%

The effective tax rates for the three and nine months ended September 30, 2022 were based on the Company’s forecasted annualized effective tax rates. Additionally, net discrete tax items of $3,840 were recorded during the three months ended September 30, 2022, increasing the year to date discrete tax items to $8,578, as of September 30, 2022. Discrete items recorded to date primarily relate to penalties and interest on unpaid tax liabilities, the permanent impacts of stock compensation, and adjustments to December 31, 2021 year-ended tax return positions. The three and nine months ended September 30, 2021 tax provision were recorded discretely due to the lack of a reliable interim, full year U.S GAAP forecast that is necessary for utilization of the annual effective tax rate method.
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
Taxes paid during the nine months ended September 30, 2022 and 2021 were $57,887 and $16,385, respectively.

12.LEASES
The Company has operating leases for its retail dispensaries and processing and cultivation facilities located throughout the U.S, as well as for its corporate office located in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.
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
The Company leases certain business facilities from third parties under non-cancellable operating lease agreements that contain minimum rental provisions that expire through 2037. Certain leases also contain renewal provisions and provide for rent abatement and escalating payments.
During the three months ended September 30, 2022 and 2021, the Company recorded approximately $3,882 and $3,478 in operating lease expense, of which $155 and $216 was included in cost of goods sold for the same periods, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded approximately $11,001 and $7,386 in operating lease expense, of which $475 and $648 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021

Weighted average remaining lease term (years)	8.39	8.52
Weighted average discount rate	8.03%	8.11%
Maturities of lease liabilities for operating leases as of September 30, 2022 were as follows:

Year Ending December 31,	Maturities of Lease Liability
Remainder 2022	$3,681
2023	14,419
2024	13,721
2025	12,878
2026	12,005
2027 and Thereafter	55,458
Total Lease Payments	112,162
Less: Imputed Interest	(31,819)
Present Value of Lease Liability	$80,343

13.CONTINGENCIES
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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

14.SEGMENTS (Continued)
cultivation, production and sale of cannabis products to retail stores. The Retail segment consists of the retailing of cannabis to patients and consumers. Summarized financial information for these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net of discounts
Cultivation (Wholesale)	$80,226	$57,898	$200,908	$166,371
Retail	184,219	172,206	533,860	408,274
Intersegment Eliminations	(36,857)	(23,635)	(81,283)	(48,215)
Total Revenue, net of discounts	227,588	206,469	653,485	526,430

Depreciation and Amortization
Cultivation (Wholesale)	20,727	16,083	59,540	38,365
Retail	15,592	13,481	46,690	27,255
Total Depreciation and Amortization	36,319	29,564	106,230	65,620

Income taxes
Cultivation (Wholesale)	33,450	5,396	45,952	17,173
Retail	35,931	21,690	60,046	49,766
Total Income Taxes	69,381	27,086	105,998	66,939
Goodwill assigned to the Cultivation (Wholesale) segment as of September 30, 2022 and December 31, 2021 was $92,166 and $91,116, respectively. Goodwill assigned to the Retail segment as of September 30, 2022 and December 31, 2021 was $288,242 and $277,014, respectively.
The Company’s assets are aggregated into two reportable segments (Retail and Cultivation). For the purposes of testing goodwill, the Company has identified 13 reporting units. The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation) which were primarily determined based on the licenses each market holds. Substantially, all revenues are derived from customers domiciled in the United States and substantially all assets are located in the United States.

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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

15.LOYALTY OBLIGATIONS (Continued)
The Company modified the loyalty program in 2022. The new loyalty program has a calculated standalone selling price that ranges between $0.02 and $0.06 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 25% of points will not be redeemed (breakage) prior to their 6 month expiration dates. As of September 30, 2022, there were 58,025,8091 points outstanding with an approximate value of $2,321 which is included in accrued liabilities. In addition, the Company assumed approximately $675 in loyalty obligations through the Sierra Well acquisition on their existing loyalty program, which is also included in accrued liabilities.

[1] Such amount not in Thousands

16.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through VIE and VOE. The following table presents the summarized financial information about the Company’s consolidated VIEs and VOEs, which are included in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

	Consolidated VIE	Consolidated VOE	Consolidated VIE	Consolidated VOE
	September 30, 2022		December 31, 2021
			(As Restated)
Current Assets	$5,026	$—	$43,045	$20,464
Due To/(From)	—	—	(25,723)	14,228
Non-Current Assets	95,358	—	207,908	226,108
Current Liabilities	17,171	—	32,934	22,659
Non-Current Liabilities	10,869	—	45,873	45,603
Non-Controlling Interest	—	—	1,276	—
Equity attributable to Verano Holdings, Corp.	72,344	—	145,147	192,538
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

The Company has entered into financing arrangements with certain VIEs to provide funding for potential capital expenditures including, but not limited to, the construction of dispensaries and other facilities.
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
In accordance with ASC 810-10-15, the Company determines consolidation is appropriate when the Company has majority of control of the legal entity and the ability to make business operating decisions. The Company does not have required financing associated with VOEs and abides by state regulations regarding cash restrictions. For the year ended December 31, 2021, the Company’s VOEs were limited to the state of Arizona. As of September 30, 2022, the Company no longer has VOEs.

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

17.FAIR VALUE MEASUREMENTS (Continued)
financial instruments. The carrying amount of notes payable at September 30, 2022 and December 31, 2021 was $392,135 and $289,925, which included $15,344 and $13,771, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$76,418	$—	$—	$76,418
Investments	1,995	—	—	1,995
Acquisition Consideration Payable	—	—	(53,739)	(53,739)
Total	$78,413	$—	$(53,739)	$24,674

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$99,118	$—	$—	$99,118
Acquisition Consideration Payable	—	—	(208,349)	(208,349)
Total	$99,118	$—	$(208,349)	$(109,231)
Additionally, during the nine months ended September 30, 2022, the Company sold its 50% ownership interest in ILDISP, LLC and as part of the disposition, the Company received shares of a publicly traded entity. As of September 30, 2022, the fair value of the investment was $1,995, which is included in other assets in the accompanying Condensed Consolidated Balance Sheets and is as a Level 1 financial instrument.

18.SUBSEQUENT EVENTS
Goodness Growth Holdings - Termination of Arrangement Agreement and Subsequent Lawsuit
On January 31, 2022, Verano entered into an Arrangement Agreement (the “Arrangement Agreement”) with Goodness Growth Holdings, Inc., a British Columbia corporation (“GGH”), pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company (the “Arrangement”). A copy of the Arrangement Agreement was filed as Exhibit 10.13 to the Company’s Form 10.

On October 13, 2022, the Company provided written notice to GGH (the “Breach and Termination Notice”) stating that it was terminating the Arrangement Agreement for, among other things, (a) GGH failing to comply with covenants, (b) GGH breaching representations and warranties, and (c) GGH's board of directors failing to publicly reaffirm (without qualification) the Company Board Recommendation (as defined in the Arrangement Agreement), and also stating that GGH had suffered a Material Adverse Effect (as defined in the Arrangement Agreement).

The Breach and Termination Notice terminated the Arrangement Agreement (and all agreements ancillary thereto) and the Arrangement, immediately. As a result of the termination, the Company further asserted in the Breach and Termination Notice that GGH owes the Company a termination fee equal to $14,875 plus out-of-pocket fees and expenses up of to $3,000.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

18.SUBSEQUENT EVENTS (Continued)
On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the Arrangement Agreement through, among other things, the purported wrongful repudiation of the Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contracts. The suit seeks monetary damages, the amount of which was not quantified by GGH and is unknown to the Company at this time. This suit is in the early stages of litigation. We believe the claims brought by GGH are without merit, and we intend to vigorously defend ourselves against these claims.

2022 Credit Agreement

On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“CAA”), as administrative agent for the lenders, and lenders from time-to-time party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, all of which was used to repay the principal indebtedness outstanding under the Amended and Restated Credit Agreement. In connection with such repayment, the Amended and Restated Credit Agreement was terminated and is no longer in force or effect.

The 2022 Credit Agreement provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan in the aggregate principal amount of up to $100,000; provided that the lenders elect to fund such incremental term loan. The loan requires scheduled amortization payments of $350 per month and the remaining principal balance is due in full on October 30, 2026.

The 2022 Credit Agreement also provides the Borrowers with the right to (a) incur up to $120,000 of additional indebtedness from third-party lenders secured by real estate excluded as collateral under the 2022 Credit Agreement, (b) incur additional mortgage financing from third-party lenders secured by real estate acquired after the closing date, and (c) upon the SAFE Banking Act or similar legislation making banking services available to U.S. cannabis companies being passed by the United States Congress, incur up to $50,000 pursuant to a revolving credit facility from third-party lenders that is pari passu or subordinated to the 2022 Credit Agreement obligations, each of which are subject to customary conditions.

The obligations under the 2022 Credit Agreement are secured by substantially all of the assets of the Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions.

The 2022 Credit Agreement provides for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which rate may be increased by 3.00% upon an event of default or 6.00% upon a material event of default as provided in the 2022 Credit Agreement.

At any time, the Company may voluntarily prepay up to $100,000 of the principal balance, subject to a $1,000 prepayment premium, and may make an additional prepayment of all outstanding principal balance for a prepayment premium at varying rates based on the timing of such prepayment. The Borrowers may not voluntarily prepay more than $100,000 of the principal balance without prepaying the entire outstanding principal balance of the loan.

The 2022 Credit Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.

The 2022 Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens that are otherwise not permitted, and the ability to enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. Additionally, the 2022 Credit Agreement

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

18.SUBSEQUENT EVENTS (Continued)
requires the Borrowers to meet certain financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.

George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the 350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders.

The foregoing description of the 2022 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2022 Credit Agreement, which is attached as Exhibit 10.01 to the Company’s Form 8-K filed on October 27, 2022 with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the three and nine months ended September 30, 2022 and September 30, 2021. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements and the accompanying notes for the three and nine months ended September 30, 2022. and with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2021, 2020 and 2019. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in the Form 10. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY

Verano is a leading vertically-integrated multi-state cannabis operator in the United States ("U.S.") as one of the top five publicly traded multi-state operators in the U.S. by reported annual revenue for the year ended December 31, 2021. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning high-end customers. As of September 30, 2022 we operate businesses in 13 U.S. states, including 119 retail dispensaries and 14 cultivation facilities, processing and manufacturing facilities with over 1,000,000 square feet of cultivation. We produce a suite of premium, artisanal cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™ and Verano™. We also design, build and operate branded dispensary environments including Zen Leaf™ and MÜV™ that deliver a cannabis shopping experience in both medical and adult-use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, recreational marijuana, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess marijuana in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S., 37 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam and the U.S. Virgin Islands have authorized comprehensive medical marijuana programs, 19 states plus the District of Columbia and the U.S. territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for medical and adult-use (i.e., recreational) marijuana, and 11 states allow the use of low THC, high CBD products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult-use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing premium brands and products at scale. Our cultivation, processing and wholesale distribution of cannabis consumer packaged goods are designed to guarantee shelf-space in our national retail dispensary chain, as well as to develop and foster long term wholesale supply relationships with third-party retail operators though sales arrangements. Our model includes geographic diversity by establishing a footprint that enables us to adapt to changes in both industry and market conditions seamlessly and profitably. All of the Company’s business, operating results and financial condition relate to U.S. cannabis-related activities.
As part of the RTO described in “FN 2 - Reverse Takeover Transaction ("RTO")” in February 2021, the Company resulted from a reverse takeover transaction, and at such time Verano LLC and AltMed became subsidiaries of the Company with the other members of the AME Group and Plants of Ruskin becoming subsidiaries of AltMed. Prior to the RTO, Verano LLC, AltMed and its subsidiaries (collectively, “AME”) and Plants of Ruskin were not consolidated and were not combined.
SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 (ii) condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 have been derived from, and should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report. The selected unaudited interim condensed consolidated financial information below may not be indicative of the Company's future performance.

Three Months Ended September 30, 2022, as Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change
Revenue, net of discounts	$227,588	$206,469	$21,119
Gross Profit	122,994	98,201	24,793
Net Loss attributable to Verano Holdings Corp.	(42,993)	(12,513)	(30,480)

Net Loss per share – basic & diluted	(0.13)	(0.04)	(0.09)
Revenue, net of discounts

Revenue for the three months ended September 30, 2022 was $227,588, an increase of $21,119 or 10.2%, compared to revenue of $206,469 for the three months ended September 30, 2021. Key performance drivers for retail revenue for the quarter were primarily driven from continued market expansion into New Jersey, which began permitting adult-use sales in the second quarter of 2022, and increased revenue from the Connecticut market. During the three months ended September 30, 2022, the Company opened or acquired fourteen new stores in Florida, Pennsylvania, Nevada and West Virginia. Additionally, consistent with other operators, we saw continued plateauing and pricing pressure in certain markets during the three months ended September 30, 2022, such as Pennsylvania and Florida, which was slightly offset by growth in other markets, primarily New Jersey. Retail revenue for the three months ended September 30, 2022 was approximately 69.7% of total revenue compared to 74.8% of total revenue for the three months ended September 30, 2021. Key performance drivers for cultivation (wholesale) revenues were continued cultivation expansion into the New Jersey adult-use market which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales. Continued expansion in the Connecticut market also further increased revenue. Cultivation (wholesale) revenue for the three months ended September 30, 2022 was 30.3% of total revenue compared to 25.2% of total revenue for the three months ended September 30, 2021.
Gross Profit
Gross profit for the three months ended September 30, 2022 was $122,994, representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 54.0%. This is compared to gross profit for the three months ended September 30, 2021 of $98,201, which represented a 47.6% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit is primarily due to continued top-line growth catalyzed by strong overall market growth, specifically in New Jersey due to the approval of adult-use sales during the second quarter of 2022. Additionally, a lower comparative impact related to the inventory step-up from acquisitions during the three months ended September 30, 2022 attributed to a higher gross profit than three months ended September 30, 2021.

Net Loss
Net Loss attributable to the Company for the three months ended September 30, 2022 was $(42,993), an increase in net losses of $(30,480), compared to a net loss of $(12,513) for the three months ended September 30, 2021. The variance in net loss was driven by an increase in other expenses and income tax expense.

	Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change
Cost of Goods Sold, net	$104,594	$108,268	$(3,674)

Selling, General, and Administrative Expenses	85,710	76,477	9,233

Other Income (Expense)	(10,687)	(7,889)	(2,798)

Provision for Income Taxes	(69,381)	(27,086)	(42,295)

Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the three months ended September 30, 2022 was $104,594, a decrease of $(3,674) or (3.4)%, from the three months ended September 30, 2021. The variance was primarily driven by a lower inventory step-up during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021.
Selling, General, and Administrative Expenses
Total selling, general and administrative expenses for the three months ended September 30, 2022 were $85,710, an increase of $9,233 or 12.1%, compared to total selling, general and administrative expenses of $76,477 for the three months ended September 30, 2021. Total selling, general and administrative expenses as a percentage of revenue was 37.7% and 37.0% for the three months ended September 30, 2022, and 2021, respectively. The variance was primarily due to a $6,298 increase in salaries and benefits and a $1,973 increase in sales and marketing expenses driven largely by continued footprint expansion in established markets.
The Company expects to continue to invest organically to support expansion plans and adapt to on-going changes in the cannabis regulatory environment and business. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to selective expansion into new markets.
Total Other Income (Expense)
Total other income (expense) for the three months ended September 30, 2022, was $(10,687), a decrease of $(2,798) as compared to the three months ended September 30, 2021. The decrease in other income was primarily driven by an increase of interest expense as a result of new debt issuance costs related to the Credit Facility with Chicago Atlantic, partially offset by a gain on property, plant and equipment disposals of $1,443 during the three months ended September 30, 2022.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended September 30, 2022, was $(69,381), an increase of $(42,295) or 156.2% as compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022, as compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change
Revenue, net of discounts	$653,485	$526,430	$127,055
Gross Profit	319,726	221,701	98,025
Net Loss attributable to Verano Holdings Corp.	(53,054)	(50,087)	(2,967)

Net Loss per share – basic & diluted	(0.16)	(0.18)	0.02

Revenue, net of discounts

Revenue for the nine months ended September 30, 2022 was $653,485 an increase of $127,055 or 24.1%, compared to revenue of $526,430 for the nine months ended September 30, 2021. Key performance drivers for retail revenue were largely attributable to an increased dispensary count from new store openings in Arizona, Connecticut, Florida, Illinois, Nevada, New Jersey, West Virginia, and Pennsylvania markets. Market expansion into New Jersey, which began adult-use sales, further increased retail revenue and continued footprint expansion in established markets, specifically the Florida market. Retail revenue for the nine months ended September 30, 2022 was approximately 72.7% of total revenue compared to 71.0% of total revenue for the nine months ended September 30, 2021. Key performance drivers for cultivation (wholesale) revenues were primarily driven by acquisition activities, in particular, the acquisition of Connecticut Pharmaceutical Solutions, Inc. and significant cultivation expansion into the Arizona, Connecticut, Florida, New Jersey and Pennsylvania markets. In addition, production output and sales of flower expanded in the Illinois, Maryland, Nevada, New Jersey, Pennsylvania and Ohio markets, which further increased revenue. Cultivation expansion into the New Jersey adult-use market attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales. Cultivation (wholesale) revenue for the nine months ended September 30, 2022 was 27.3% of total revenue compared to 29.0% of total revenue for the nine months ended September 30, 2021.
Gross Profit

Gross profit for the nine months ended September 30, 2022 was $319,726 representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 48.9%. This is compared to gross profit for the nine months ended September 30, 2021 of $221,701, which represented a 42.1% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit is primarily due to continued top-line growth catalyzed by strong market growth in Illinois and expansion in the Connecticut, Florida, New Jersey, and Pennsylvania markets for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Net Loss

Net Loss attributable to the Company for the nine months ended September 30, 2022 was $(53,054), an increase of $(2,967), compared to a net loss of $(50,087) for the nine months ended September 30, 2021. The variance in net loss was driven by an increase in income tax expense partially offset by an increase in other income.

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change
Cost of goods sold, net	$333,759	$304,729	$29,030

Selling, General, and Administrative Expense	275,531	189,155	86,376

Other Income (Expense)	7,389	(16,516)	23,905

Provision for Income Taxes	(105,998)	(66,939)	(39,059)

Cost of Goods Sold, net

Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the nine months ended September 30, 2022, was $333,759 an increase of $29,030 or 9.5%, from the nine months ended September 30, 2021. The increase was primarily driven by overall higher volumes of production for cannabis and cannabis related products coupled with a lower comparative impact related to the inventory step-up from acquisitions. Additionally, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, cost of goods sold increased as a result of the acquisitions of the AltMed cultivation facilities in Arizona and Florida, the Vending Logistics cultivation facility in Arizona, the Agri-Kind cultivation facility in Pennsylvania and continued expansion at existing facilities.
Selling, General, and Administrative Expenses

Total selling, general and administrative expenses for the nine months ended September 30, 2022 were $275,531, an increase of $86,376, or 45.7%, compared to total selling, general and administrative expenses of $189,155 for the nine months ended September 30, 2021. Total selling, general and administrative expenses as a percentage of revenue was 42.2% and 35.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to a $41,655 increase in salaries and benefits and a $19,969 increase in general and administrative expenses driven by overall footprint expansion in established markets including increases in employee headcount and fixed assets in Florida and Pennsylvania.
For the nine months ended September 30, 2022, the Company expects to continue to invest organically to support expansion plans and adapt to the on-going changes in the cannabis regulatory environment and business. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to selective expansion into new markets.
Total Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2022, was $7,389, an increase of $23,905 as compared to the nine months ended September 30, 2021. The increase in other income (expense) was primarily due to a gain on the disposal of three dispensaries of $17,104 and an earn out accrual adjustment during the nine months ended September 30, 2022, of $10,900 related to an acquisition of a license in Pennsylvania. This is partially offset by an increase in interest costs as a result of new debt issuance costs related to the Amended and Restated Credit Agreement.
Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the nine months ended September 30, 2022 was $(105,998), an increase of $(39,059), or 58.4% as compared to the nine months ended September 30, 2021.

Results of Operations by Segment
The Company has two reportable segments: (i) Cultivation (Wholesale) and (ii) Retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues net of sales discounts by segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
($ in thousands)	2022	2021	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$80,226	$57,898	38.6%
Retail	$184,219	$172,206	7.0%
Intersegment Eliminations	$(36,857)	$(23,635)	55.9%
Total Revenues, net of discounts	$227,588	$206,469	10.2%

Revenues, net of discounts for the cultivation (wholesale) segment were $80,226 for the three months ended September 30, 2022, an increase of $22,328 or 38.6%, compared to the three months ended September 30, 2021, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by cultivation expansion into the New Jersey adult-use market and continued cultivation expansion in established markets, specifically in the Connecticut market.
Revenues, net of discounts for the retail segment were $184,219 for the three months ended September 30, 2022, an increase of $12,013 or 7.0%, compared to the three months ended September 30, 2021, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was primarily driven by the Company’s continued expansion into New Jersey and Florida operations, which are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida, Nevada, Pennsylvania and West Virginia.

	Nine Months Ended September 30,
($ in thousands)	2022	2021	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$200,908	$166,371	20.8%
Retail	$533,860	$408,274	30.8%
Intersegment Eliminations	$(81,283)	$(48,215)	68.6%
Total Revenues, net of discounts	$653,485	$526,430	24.1%

Revenues, net of discounts for the cultivation (wholesale) segment were $200,908 for the nine months ended September 30, 2022, an increase of $34,537 or 20.8%, compared to the nine months ended September 30, 2021, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by market expansion in Pennsylvania and New Jersey, and increases in revenues in established markets such as Arizona, Florida, and Connecticut.
Revenues, net of discounts for the retail segment were $533,860 for the nine months ended September 30, 2022, an increase of $125,586 or 30.8%, excluding intersegment eliminations, compared to the nine months ended September 30, 2021. The increase in retail revenues, net of discounts, was primarily driven by the Company’s New Jersey and Florida operations. Florida sales are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida, Pennsylvania, West Virginia, Nevada, New Jersey and Connecticut.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended September 30, 2022, approximately 30.3% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 69.7% from the retail business, excluding intersegment eliminations. For the three months ended September 30, 2021, approximately 25.2% of revenue was generated from the cultivation (wholesale) business and approximately 74.8% from the retail business.
Gross Profit

Gross profit is revenue less cost of goods sold. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cannabis costs are affected by various state regulations that limits the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross margin measures the Company’s gross profit as a percentage of revenue. Furthermore, during the nine months ended September 30, 2022, the Company recorded an increase to cost of goods sold, net, of $6,818 that was attributable to acquired inventory that was stepped-up to fair value, and subsequently recognized through cost of goods sold. Additionally, the Company recognized an inventory write-off, included in cost of goods sold, of $13,100 related to unmet quality control standards during the nine months ended September 30, 2022.

The Company’s expansion strategy and revenue growth have taken priority and will continue to do so for the foreseeable future as it expands its footprint in new markets through acquisition and scales production within current markets. In the core markets in which the Company is already operational and, as the state markets mature, the Company anticipates that there will be pressure on margins in the cultivation (wholesale) and retail channels. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level will be offset by increased production volume. As a result, the Company expects overall consolidated gross margins to increase in the future.
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
Selling, general, and administrative (“SG&A”) expenses also include costs incurred at the Company’s corporate offices, primarily related to back-office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. Going forward, SG&A expenses are expected to continue in line with the Company’s expansion plans. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to these expansion plans and anticipates an increase in stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly-traded company.
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
LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of September 30, 2022 and December 31, 2021, the Company had total current liabilities of $384,197 and $470,516, respectively. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $76,418 and $99,118, respectively, to meet its current obligations. The Company had a working capital deficit of $(89,127) as of September 30, 2022, an increase of working capital of $104,345 as compared to December 31, 2021. This increase in working capital was primarily driven by a $27,439 net increase in inventory related to new store openings, a $154,610 decrease in acquisition consideration payable, which is partially offset by a $67,811 increase in income tax payable.

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
While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first nine months of 2022, the uncertain nature of the spread of variants of COVID-19 may impact our business operations for reasons including government lock-downs and the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from COVID-19 will in part depend on our ability to protect our employees, customers and supply chain partners.

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
Credit Facility

The Company and certain of its subsidiaries are credit parties as co-borrowers and joint guarantors under the Amended and Restated Credit Agreement. A total of $350,000 in fully funded term loan commitments is currently outstanding under the Credit Agreement, with an option to request, one time, an additional aggregate amount not exceeding $175,000, subject to the satisfaction of the conditions precedent set forth in the Credit Agreement.
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

The Amended and Restated Credit Agreement provides for, among other things, (i) the term loans being secured by a first priority lien on specified assets of the Company and its subsidiaries that are parties to the Amended and Restated Credit Agreement, including ownership interests in credit parties, cash, accounts receivable, inventory, equipment, licenses and designated real estate, (ii) the original $30,000 loan bearing interest at a rate of 15.25% per annum, the incremental $100,000 loan funded in May 2021 bearing interest at a rate of 9.75% per annum and the remaining $220,000 in term loans bearing interest at a rate of 8.50% per annum; (iii) no principal amortization with $120,000 plus applicable interest being due in full on the stated maturity date of April 28, 2023, $130,000 plus applicable interest being due in full on the stated maturity date of May 30, 2023 and the balance of the remaining $100,000 being due in full on the stated maturity date of August 31, 2023; (iv) prepayment fees generally of 1% of any principal amount being prepaid during a specified period after funding; (v) restrictive covenants which apply to the operations of Verano Holdings Corp. and its subsidiaries that are parties to the Amended and Restated Credit Agreement, including limitations on their ability to incur additional debt, grant liens on assets, advance or contribute funds to non-credit parties and enter into acquisitions; and (vi) financial covenants requiring the Company to maintain on a consolidated basis:
•minimum liquidity averaging at least $20,000 during any fiscal quarter and at least $25,000 as of the last day of each fiscal quarter;
•minimum consolidated EBITDA for any fiscal quarter of at least $20,000; and
•a fixed charge coverage ratio of no less than 1.5:1.0 measured at the end of each fiscal quarter.
As of September 30, 2022, the Company was in compliance with such financial covenants.

In October 2022 the Company and its subsidiaries entered into the 2022 Credit Agreement, the proceeds of which were used to pay in full the $350,000 in term loans outstanding under the Amended and Restated Credit Agreement, and the Amended and Restated Credit Agreement was terminated and is no longer in force or effect. Please refer to Note 18 “Subsequent Events – 2022 Credit Agreement “and “Funding Needs and Sources” below.
Mortgage Loans
On May 14, 2021, the Company acquired The Healing Center, which operates three dispensaries on three separate leased real estate parcels in the greater Pittsburgh area and on September 3, 2021, Verano acquired ownership of these three parcels. The Company funded the real estate acquisitions through a credit facility with Chicago Atlantic for $12,650 and interest of 9.75% per annum that matures in September 2023. Total consideration was paid directly to the sellers in the amount of $12,225. The Company received $20 in cash proceeds and incurred $405 in issuance costs and debt discounts on the credit facility, which was paid net of proceeds upon closing.
On July 17, 2021, the Company assumed a loan held by a private fund, in the for a principal amount of $13,000 as part of the acquisition of Agri-Kind and Agronomed Holdings, Inc. The loan bore interest only payments of 13% per annum due monthly and matures on July 11, 2022, at which time it was paid in full.

On June 29, 2022, the Company entered into an agreement with a community bank to borrow a principal amount of $18,000 secured by a mortgage on real estate and improvements thereon in Branchburg, NJ. The mortgage bears an interest rate of 4% and matures in July 2047.

Funding Needs and Sources

On October 27, 2022, the Borrowers, entered into the 2022 Credit Agreement with Chicago Atlantic Admin, LLC (“CAA”), as administrative agent for the lenders, and lenders from time-to-time party thereto, pursuant to which the funded the Borrowers $350,000 in principal borrowings in the aggregate, all of which were used to repay the principal indebtedness outstanding under the Amended and Restated Credit Agreement, which was then terminated.

The 2022 Credit Agreement provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan in the aggregate principal amount of up to $100,000; provided that the lenders elect to fund such incremental term loan. The loans require scheduled amortization payments of $350 per month and the remaining principal balance is due in full on October 30, 2026.

The 2022 Credit Agreement also provides the Borrowers with the right to (a) incur up to $120,000 of additional indebtedness from third-party lenders secured by real estate excluded as collateral under the 2022 Credit Agreement, (b) incur additional mortgage financing from third-party lenders secured by real estate acquired after the closing date, and (c) upon the SAFE Banking Act or similar legislation making banking services available to U.S. cannabis companies being passed by the United States Congress, incur up to $50,000 pursuant to a revolving credit facility from third-party lenders that is pari passu or subordinated to the 2022 Credit Agreement obligations, each of which are subject to customary conditions.

The obligations under the 2022 Credit Agreement are secured by substantially all of the assets of the Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions.

The 2022 Credit Agreement provides for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which rate may be increased by 3.00% upon an event of default or 6.00% upon a material event of default as provided in the 2022 Credit Agreement.

At any time, the Company may voluntarily prepay up to $100,000 of the principal balance, subject to a $1,000 prepayment premium and may make an additional prepayment of all outstanding principal balance for a prepayment premium at varying rates based on timing of such prepayment. The Borrowers may not voluntarily prepay more than $100,000 of the principal balance without prepaying the entire outstanding principal balance.

The 2022 Credit Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.

The 2022 Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens that are otherwise not permitted, and the ability to enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. Additionally, the 2022 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.

The foregoing description of the 2022 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2022 Credit Agreement, which is attached as Exhibit 10.01 to the Company’s Form 8-K filed on October 27, 2022 with the SEC.

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change
Net Cash Provided by Operating Activities	$65,311	$119,865	$(54,554)
Net Cash Used in Investing Activities	(185,284)	(314,874)	129,590
Net Cash Provided by Financing Activities	97,170	235,545	(138,375)
Cash flows from Operating Activities. During the nine months ended September 30, 2022 and 2021, the Company had net cash inflows of $65,311 and $119,865, respectively. The $(54,554) change was mainly driven by lower comparative impact related to the inventory step-up from acquisitions, partially offset by a decrease in fair value of contingent consideration for the nine months ended September 30, 2022.

Cash Flows from Investing Activities. During the nine months ended September 30, 2022 and 2021, the Company had net cash outflows of $(185,284) and $(314,874), respectively. The $129,590 change was primarily due to decreased acquisition activity coupled with cash received on the Canna Cuzzos, LLC and ILDSIP, LLC dispositions during the nine months ended September 30, 2022.

Cash Flows from Financing Activities. During the nine months ended September 30, 2022 and 2021, the Company had net cash inflows of $97,170 and $235,545, respectively. The $(138,375) change was primarily due to RTO related proceeds and the warrant private placement during the nine months ended September 30, 2021, partially offset by the proceeds from the debt upsize of $100,000 with Chicago Atlantic and the proceeds from the Branchburg mortgage loan in New Jersey, of $18,000, both of which occurred during the nine months ended September 30, 2022.
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
Critical Accounting Policies and Significant Judgements and Estimates
There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Form 10.

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

•the Company's ability to refinance its indebtedness and the terms of any such refinancing;

•litigation costs, including any damages, in connection with the pending GGH litigation;

•any determination of impairment to the Company's assets;

•the taxation of cannabis companies in the U.S.; and

•other risks described in the Form 10, as more particularly described under the heading “Item 1A. Risk Factors” therein.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk disclosures as set forth in Part II of our Form 10.
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

On the effective date of our Form 10 and continuing during a transition period provided by the SEC for newly public reporting companies in Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), the Company is exempted from the requirement that it include management’s report on its assessment of the Company’s internal controls over financial reporting until its second Annual Report on Form 10-K is filed with the SEC.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were not effective due to material weaknesses in our internal control environment and information and communication. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We previously identified accounting errors that were deemed to be material weaknesses and resulted in the restatement of prior issued financial statements for the quarter ended March 31, 2021, the fiscal year ended December 31, 2021, and the quarter ended March 31, 2022. These previously reported material weaknesses, present for all previously reported periods, pertain to the accounting treatment and calculation of stock-based compensation, the calculation of tax expense, acquisition earnouts, and the accounting treatment of consolidated entity distributions, which have not been remediated. Please see Explanatory Note - Restatement Background for more information.

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

As part of improving the effectiveness of our disclosure controls and procedures, including complying with Section 404(a) of SOX regarding internal control over financial reporting, we have restructured the accounting function which includes the creation of new accounting positions, reallocating responsibilities of job functions, implementing new and modified reporting and testing procedures, and we have hired, and will continue to hire, additional internal personnel and third party accounting support services. The U.S. labor market is competitive, and the professionals and other personnel we desire to hire are sought after by other public companies. In addition, because our business involves cannabis which is classified as being federally illegal, many accounting firms and other third party service providers as well as some individuals are unwilling to work for us. We may not be able to attract, hire and retain enough qualified management and accounting personnel and third-party service providers to enable us to implement and maintain sufficient internal control over financial reporting and comply with other public company requirements.

As described above, management has developed and is implementing a plan to remediate the effectiveness of our disclosure controls and procedures, including designing and implementing improved processes and internal controls with the intent of ensuring proper application of relevant accounting guidance. The Company continues to take steps to enhance the control environment and management will continue to improve and evaluate these controls.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In 2022, the Company’s management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, has been taking steps to assess, design and implement and then separately test changes to its internal control over financial reporting (as defined in the Exchange Act) focusing on the control environment, risk assessment, control activities, information and communication, and monitoring. The steps taken include organizational restructuring of the accounting function, creating additional positions within accounting, reallocating responsibilities among accounting positions, and implementing enhanced testing, policies and procedures. During the quarter ended September 30, 2022 and subsequent to September 30, 2022 the Company filled the position of Corporate Controller and positions in the internal controls and internal audit functions. The Company also engaged third party service provider to enhance its technical accounting and internal controls capabilities. The Company intends and believes that the steps it is taking have improved and will continue to improve the effectiveness of its internal control over financial reporting and to date such steps have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management, under the direction and supervision of the Company’s Chief Executive Officer and Chief Financial Officer, will continue to implement, improve and evaluate these internal controls.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, claims, investigations and government inquiries in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties.

On January 31, 2022, Verano entered into the Arrangement Agreement with GGH, pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company. A copy of the Arrangement Agreement was filed with the SEC as Exhibit 10.13 to the Form 10.

On October 13, 2022, the Company delivered to GGH the Breach and Termination Notice stating that events and circumstances had occurred that gave rise to the Company’s termination rights under the Arrangement Agreement, which included (a) GGH failing to comply with covenants, (b) GGH breaching representations and warranties, and (c) GGH's board of directors failing to publicly reaffirm (without qualification) the Company Board Recommendation (as defined in the Arrangement Agreement), and (d) GGH had suffered a Material Adverse Effect (as defined in the Arrangement Agreement). Refer to "FN - 18 Subsequent Events" of the September 30, 2022 Unaudited Interim Condensed Consolidated Financial Statements for further discussion.

On October 21, 2022, GGH filed suit against Verano in the Supreme Court of British Columbia alleging that the Company breached (i) the Arrangement Agreement through, among other things, the purported wrongful repudiation of the Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contracts. The suit seeks monetary damages, the amount of which is not stated by GGH and is unknown to the Company at this time. This suit is in the early stages of litigation. We believe the claims brought by GGH are without merit, and we intend to vigorously defend ourselves against these claims. Verano further asserts that GGH owes the Company a termination fee in the amount of $14,875 plus the reimbursement of transaction expenses up to $3,000 as a result of the termination, which was based upon GGH’s breaches of covenants and representations in the Arrangement Agreement and the occurrence of other termination events. Refer to "FN - 18 Subsequent Events" of the September 30, 2022 Unaudited Interim Condensed Consolidated Financial Statements for further discussion and “Item A. Risk Factors".

ITEM 1A. RISK FACTORS.

Item 1A. “Risk Factors” in our Form 10 for the year ended December 31, 2021 filed with the SEC on August 19, 2022, and in our Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 19, 2022 (the “Second Quarter Form 10-Q”) includes a discussion of our risk factors. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in the Form 10 and the Second Quarter Form 10-Q. Except as presented below, there have been no material changes from the risk factors described in the Form 10 and the Second Quarter Form 10-Q. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We are currently involved in litigation with GGH arising from the termination of the Arrangement Agreement with GGH. Any unfavorable verdict or settlement of the litigation with GGH could have a material adverse effect upon us, and upon the trading price of our publicly traded shares.

We are currently involved in litigation with GGH. On October 21, 2022, GGH filed suit against us in the Supreme Court of British Columbia alleging that the Company breached (i) the Arrangement Agreement through, among other things, the purported wrongful repudiation of the Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, we have asserted that GGH owes the Company a termination fee in the amount of $14,875 plus the reimbursement of transaction expenses up to $3,000 as a result of our termination of the Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the Arrangement Agreement and the occurrence of other termination events.

We can provide no guarantees or assurances that we will be able to win or settle this lawsuit or our counterclaims on favorable terms, if at all. This lawsuit, our counterclaims and future litigation, including any shareholder litigation or governmental or regulatory investigation, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of our securities. Although the results of lawsuits and claims cannot be predicted with certainty, defending and prosecuting these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, changes to our business practices, and could have a material adverse effect upon us and upon the trading price of our publicly traded shares.

Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have a material adverse impact on our financial condition and results of operations.

The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, intangible assets, and goodwill. We evaluate goodwill and intangible assets for impairment annually in our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. The assessment of impairment involves significant judgment and projections about future performance.

Future declines in the results of our acquisitions and other factors could cause us to record an impairment of all or a portion of the relevant goodwill in the future. We may not be able to achieve our business targets for businesses we previously acquired or will acquire in the future, which could result in our incurring additional goodwill and other intangible assets impairment charges. Further declines in our market capitalization increase the risk that we may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of our goodwill based on the quantitative assessment performed.

Moreover, to the extent the value of goodwill or intangible assets become impaired, we will be required to incur material charges relating to the impairment. Any other impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Subordinate Voting Shares
On July 1, 2022, the Company issued 312,150 Subordinate Voting Shares pursuant to agreements entered into in connection with the acquisitions of the AltMed Parties.

On August 8, 2022, the Company issued 1,195,479 Subordinate Voting Shares in connection with the acquisition of Agri-Kind, LLC and Agronomed Holdings Inc

On September 7, 2022, the Company issued 1,208,745 Subordinate Voting Shares in connection with the acquisition of WSCC, Inc. (d/b/a Sierra Well)

On September 20, 2022, the Company issued 505,613 Subordinate Voting Shares in connection with the acquisition of Caring Nature, LLC
Proportionate Voting Shares
On July 14, 2022, the Company converted 1,923 Proportionate Voting Shares into 192,300 Subordinate Voting Shares.
On July 19, 2022, the Company converted 160 Proportionate Voting Shares into 16,000 Subordinate Voting Shares.
On July 22, 2022, the Company converted 69 Proportionate Voting Shares into 6,900 Subordinate Voting Shares.
On July 29, 2022, the Company converted 31,846 Proportionate Voting Shares into 3,184,600 Subordinate Voting Shares.
On August 19, 2022, the Company converted 2,495 Proportionate Voting Shares into 249,500 Subordinate Voting Shares.
On September 13, 2022, the Company converted 320 Proportionate Voting Shares into 32,000 Subordinate Voting Shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Articles of Verano Holdings Corp., dated February 11, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-12G/A filed with the SEC on September 8, 2022)

3.2*	Notice of Articles of Verano Holdings Corp., dated February 11, 2021 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 10-12G/A filed with the SEC on September 8, 2022)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Previously filed.
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 14, 2022

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Brett Summerer
Name:	Brett Summerer
Title:	Chief Financial Officer