Form 10-K
period 2022-12-31
Verano Holdings Corp.
filed 2023-03-30
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56342
________________________________________
VERANO HOLDINGS CORP.
________________________________________
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1583243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 North Dearborn Street, 4th Floor, Chicago, Illinois	60654
(Address of Principal Executive Offices)	(Zip Code)

(312) 265-0730
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act:

Class A subordinate voting shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The registrant had outstanding 341,774,865 Subordinate Voting Shares as of March 28, 2023.

The aggregate market value of the Subordinate Voting Shares, and Proportionate Voting Shares (on an as converted to Subordinate Voting Shares basis), based on the closing price of the Subordinate Voting Shares on the Canadian Securities Exchange) on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $1,534,239,806. For this purpose, directors, executive officers and greater than 10% record shareholders are considered affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held during 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking information” and “forward-looking statements” within the meaning of United States securities laws (together, “forward-looking statements”). All statements, other than statements of historical fact, made by the Company or its affiliates that address activities, events or developments that the Company or its affiliates expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may,” “will,” “would,” “could,” “should,” “believes,” “assumes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “intends,” “anticipates,” “targeted,” “continues,” “forecasts,” “designed,” “goal,” or the negative of those words or other similar or comparable words.

The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, expectations and assumptions concerning:

•our ability to obtain, maintain and renew regulatory approvals in all states and localities of its operations and planned operations on a timely basis;
•government regulations, including future U.S. state and federal legislative and regulatory developments involving medical and adult-use cannabis and the timing thereof;
•our outlook on our expansion and growth of business and operations;
•our ability to achieve our goals, business plans and strategy;
•our ability to access capital and obtain necessary financing to pursue our growth and business plans;
•our operational results and other financial and business conditions and prospects;
•the timing and completion of acquisitions and other commercial transactions;
•the integration and operation of acquired businesses;
•the timing and amount of capital expenditures;
•the availability of equipment, skilled labor and services needed for cannabis operations;
•demand, developments and trends in the medical and adult-use cannabis industry;
•competition in the cannabis industry in the markets in which we operate or plan to operate;
•the medical benefits, viability, safety, efficacy, and dosing of cannabis;
•the size of the medical cannabis market and the adult-use cannabis market in each state;
•conditions in general economic and financial markets; and
•the impacts of the coronavirus (COVID-19) pandemic and future steps to be taken in response to COVID-19.

Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then-current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:

•the impacts of economic uncertainty stemming from inflation, rising interest rates, supply shortages, changes in consumer and business confidence, political unrest and conflicts and disruptions in U.S. and global markets;
•the impacts of COVID-19 on us, the U.S. and global markets;
•our limited operating history;
•reporting and regulatory requirements resulting from the fact that we are an SEC reporting company in addition to a public reporting company in Canada;
•heightened scrutiny from Canadian government and regulatory authorities;
•our outstanding indebtedness and potential future indebtedness;
•reliance on management and the potential for fraudulent activity by employees, contractors and consultants;
•uninsured or under insured losses;
•potential product liability and recalls;
•our reliance on the performance of our subsidiaries and affiliates;
•our expansion-by-acquisition strategy;
•the unconventional due diligence process in the cannabis industry;
•the integration and operation of acquired businesses;
•our lack of portfolio diversification;
•existing competition and new market entrants;
•the introduction of synthetic alternatives to cannabis products by pharmaceutical and other companies;
•the immaturity of the cannabis industry and limited comparable, competitive and established industry best practices;
•the availability of third-party suppliers, contractors and manufacturers, and availability of raw or other materials;
•wholesale and retail price fluctuations;
•rising or volatile energy costs;
•public opinion and perception of the cannabis industry;
•agricultural and environmental risks and the impacts of regulations on the cannabis industry and environmental protections;
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
•required public disclosure and governmental filings containing personal information of our officers, investors and other stakeholders;
•the ability to, and constraints on, promoting and marketing cannabis products;
•the potential limitations on our ability to enforce our contracts or any liens granted to it;
•the ability to access capital markets and the availability of financing opportunities;
•the lack of access to federal bankruptcy protections in the U.S.;
•limited intellectual property protection available for cannabis products and the potential infringement by third parties;
•reliance on information technology systems, the potential disclosure of personal information of patients and customers and cybersecurity risks;
•our elimination of monetary liability and indemnification rights against its directors, officers and employees under British Columbia law;
•our dual class capital structure with Class A subordinate voting shares and Class B proportionate voting shares;
•our shareholders’ limited participation in our affairs;
•our expectation to not declare or pay out dividends;
•our ability to refinance our indebtedness and the terms of any such refinancing;
•litigation costs, including any damages, in connection with the pending Goodness Growth Holdings, Inc. litigation;
•any determination of impairment to our assets;
•the taxation of cannabis companies in the U.S.; and
•other risks described in this Form 10-K, as more particularly described under the heading “Item 1A. Risk Factors” therein.

Although we believe that the expectations and assumptions on which forward-looking statements are based are reasonable at the time made, undue reliance should not be placed on the forward-looking statements, because no assurance can be given that they will prove to be correct. Forward-looking statements address future events and conditions, and thus involve inherent risks and uncertainties.

The cannabis industry involves risks and uncertainties that are subject to change based on various factors. The forward-looking statements contained herein concerning the cannabis industry and our general expectations concerning the cannabis industry are based on estimates prepared by us using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry. Such data is inherently imprecise.

Consequently, all forward-looking statements made in this Form 10-K and our other documents are qualified by such cautionary statements and there can be no assurance that the anticipated results or developments will actually be realized or, even if realized, that they will have the expected consequences to or effects on us. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required under applicable securities legislation.

PART I
ITEM 1: BUSINESS.
Overview
Verano Holdings Corp., a British Columbia corporation (“Verano”, the “Company” or “we”) is a leading vertically-integrated multi-state cannabis operator as one of the largest publicly traded multi-state operators in the United States by reported annual revenue for the year ended December 31, 2022. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning customers. As of March 28, 2023, through our subsidiaries and affiliates we are licensed to conduct business in 14 states and actively operate businesses in 13 states, including 125 retail dispensaries and 14 production facilities with over 1,000,000 square feet of cultivation capacity. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult-use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases also adult-use (i.e., recreational) cannabis at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the United States. Because U.S. federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the United States 37 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 22 states plus the District of Columbia and the U.S. territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for medical and adult-use cannabis, and 11 states allow the use of low THC (delta-9-tetrahydrocannabinol, the main psychoactive ingredient in cannabis), high cannabidiol (“CBD”) cannabis products for specified medical uses. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.

Verano operates within states where cannabis use, medical or both medical and adult-use, has been approved by state and local regulatory bodies. For the fiscal years ended December 31, 2022 and 2021, medical-use sales and adult-use sales comprised approximately 60% and 40% of our consolidated revenues, respectively.
All of the Company’s business, operating results and financial condition relate to U.S. cannabis-related activities. Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing cannabis brands and products at scale. Our cultivation, processing and wholesale distribution of cannabis consumer packaged goods are designed to guarantee shelf-space in our national retail dispensary chains, as well as to develop and foster long term wholesale supply relationships with third-party retail operators. Our model includes geographic diversity by establishing a footprint to allow us to adapt to changes in both industry and market conditions.
Verano is a reporting issuer under applicable securities legislation in all of the provinces and territories of Canada and the Company’s Class A subordinate voting shares (the “Subordinate Voting Shares”) are listed on the Canadian Securities Exchange (the “CSE”) under the symbol “VRNO.” The Subordinate Voting Shares are also quoted for trading in the U.S. on the OTCQX under the symbol “VRNOF.”
The head office of Verano is located at 415 North Dearborn Street, 4th Floor, Chicago, Illinois 60654. Verano’s Canadian registered office is located at 20th Floor, 250 Howe Street, Vancouver, British Columbia V6C 3R8. Verano’s telephone number is (312) 265-0730. Verano’s internet address is www.verano.com. The information provided on the Company’s website is not part of this Form 10-K, unless otherwise noted.
The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also files reports, circulars, annual information statements, and other information regarding the Company with the securities regulatory authorities of Canada via the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.

History of the Company
Verano LLC
Verano Holdings, LLC, a subsidiary of the Company (“Verano LLC”), was the start of Verano’s business operations. Verano LLC is a Delaware limited liability company that was co-founded by George Archos, our current Chairman and Chief Executive Officer, in September 2017. Verano LLC was formed as a Chicago, Illinois based holding company to consolidate cannabis operations initially in Illinois, including cultivation and production facilities and retail dispensaries.
Beginning in August 2018, Verano LLC began to acquire control, management, ownership, and other rights to medical and adult-use cannabis licenses in U.S. states where Verano LLC or Verano LLC’s co-founders held an existing ownership or management stake.
Starting in January 2019, Verano LLC implemented an expansion strategy whereby Verano LLC, either directly or through subsidiaries or affiliates, began acquiring control, management, ownership, and other rights to medical and adult-use cannabis businesses across multiple U.S. states, including cultivation, production, wholesale distribution and retail dispensaries.
REVERSE TAKEOVER TRANSACTION (“RTO”)
On December 14, 2020, Verano LLC, Majesta Minerals, Inc., an Alberta corporation (“Majesta Minerals”), 1276268 B.C. Ltd., a British Columbia corporation (“Verano FinCo”), 1277233 B.C. Ltd, a British Columbia corporation, and 1278655 B.C. Ltd., a British Columbia corporation, entered into an Arrangement Agreement (as amended on January 26, 2021, the “Arrangement Agreement”), pursuant to which the Company would result from a reverse takeover transaction as a British Columbia public reporting company (the “RTO”).
In accordance with the plan of arrangement forming part of the Arrangement Agreement (the “Plan of Arrangement”), Majesta Minerals completed a consolidation of its common shares on the basis of 100,000 issued and outstanding common shares on a post-consolidation basis. Majesta Minerals also reorganized its capital by altering its notice of articles and articles to (i) attach special rights and restrictions to its common shares, (ii) change the identifying name of its common shares to Subordinate Voting Shares and (iii) create a new class of Class B proportionate voting shares (the “Proportionate Voting Shares”). As part of the Plan of Arrangement, Majesta Minerals also changed its name to “Verano Holdings Corp.” prior to the RTO.
The Company’s dual class structure consists of Proportionate Voting Shares, each of which is convertible into 100 Subordinate Voting Shares, and Subordinate Voting Shares, each of which is convertible into 1/100 Proportionate Voting Share. The rights, preferences and protections of the Subordinate Voting Shares and the Proportionate Voting Shares are the same and based upon the deemed conversion ratio of 100 Subordinate Voting Shares for one Proportionate Voting Share, such that each Subordinate Voting Share is entitled to one vote and each Proportionate Voting Share is entitled to 100 votes and each Proportionate Voting Share would receive 100 times the amount of any dividends or distributions that are payable for one Subordinate Voting Share.
In connection with the RTO and Plan of Arrangement, the Company consummated a private placement conducted on a commercially reasonable best-efforts basis (the “Financing”), whereby 10,000,000 subscription receipts (the “Subscription Receipts”) were issued by Verano FinCo prior to the RTO in January 2021, at a price per Subscription Receipt of $10, for aggregate gross proceeds of $100,000,000. The net proceeds of the Financing were transferred to the Company, as the resulting corporation in the RTO.
Upon the consummation of the RTO, Verano’s authorized capital consisted of an unlimited number of Subordinate Voting Shares, and an unlimited number of Proportionate Voting Shares. The shareholders of Verano FinCo received one Subordinate Voting Share for each share of Verano FinCo for a total of 10,000,000 Subordinate Voting Shares. The members of Verano LLC, and third-party owners of some of Verano LLC’s subsidiaries, through a series of transactions, exchanged their ownership interests in Verano LLC and such subsidiaries for an aggregate of 96,892,040 Subordinate Voting Shares and an aggregate of 1,172,382 Proportionate Voting Shares, resulting in Verano LLC and its subsidiaries becoming subsidiaries of the Company.

The Subordinate Voting Shares were listed on the CSE and began trading on February 17, 2021 under the trading symbol “VRNO.”
AME Merger Agreement
On November 6, 2020, Verano LLC entered into an agreement and plan of merger (as amended on December 14, 2020 and February 5, 2021, the “AME Merger Agreement”) with Alternative Medical Enterprises LLC (“AltMed”), Plants of Ruskin GPS, LLC and RVC 360, LLC (together, “Plants of Ruskin” and, collectively with AltMed, the “AME Parties”), pursuant to which the Company, as the assignee of all of Verano LLC’s rights and obligations thereunder, acquired the AME Parties and their subsidiaries and ownership and control interests (collectively with the AME Parties, the “AME Group”) via a series of merger transactions. The merger transactions were contingent upon, and were consummated contemporaneously with, the RTO. The members of the AME Parties, through a series of transactions, exchanged their membership interests in the AME Parties for an aggregate of 18,092,987 Subordinate Voting Shares and 470,984 Proportionate Voting Shares, plus cash consideration of $35,000,000, of which $20,000,000 was paid at the closing of the mergers. An additional $10,000,000 was paid in August 2021, and the $5,000,000 balance was paid in February 2022.
The RTO and the merger transactions with the AME Parties (collectively, the “Go Public Transactions”), each closed on February 11, 2021, resulting in the creation of the Company as a Canadian publicly-traded company and the parent holding company of Verano LLC, the AME Parties and their respective subsidiaries and ownership and control interests. Because of this holding company structure, Verano has no business operations and to the extent it cannot raise funds through the issuance of debt or equity securities, it is dependent on the financial health and operating performance of its subsidiaries and affiliates to meet its financial obligations. The ability of our subsidiaries and affiliates to pay dividends and other distributions to us or any of our other subsidiaries will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained, as well as contractual restrictions on dividends and distributions that may be contained in mortgages, credit facilities and other similar agreements. In the event of a liquidation or reorganization of any of our subsidiaries, lenders and trade creditors may be entitled to payment of their claims from the assets of such subsidiary before us.
Recent Developments

Acquisitions
Verano is an early-stage growth company and acquisitions of cannabis businesses and related licenses and assets is an integral part of our growth strategy. Subsequent to the Go Public Transaction, during the fiscal year ended December 31, 2021, the Company consummated fifteen strategic transactions, thereby expanding its footprint across the U.S.
During the fiscal year ended December 31, 2022, the Company completed two strategic transactions to acquire all of the ownership interests in following entities.

2022 Acquisition Date	Entity	Location	Business
March 11, 2022	420 Capital Management LLC	Illinois	Dispensaries
September 7, 2022	WSCC, Inc.	Nevada	Cultivation, production and dispensaries
During the fiscal year ended December 31, 2022, as consideration for the acquisitions consummated in 2021, Verano paid a total of $91,019,294 in cash consideration and issued a total of 8,523,670 Subordinate Voting Shares. As consideration for the acquisitions completed in 2022, Verano paid a total of $13,220,947 in cash considerations and has issued a total of 2,611,812 Subordinate Voting Shares. As of December 31, 2022, (i) the remaining estimated purchase price obligations for acquisitions completed in 2021 consisted of a total of $17,623,174 in cash consideration or in Subordinate Voting Shares, or a combination thereof, (ii) 1,625,546 Subordinate Voting Shares remained issuable in January 2023 and (iii) the remaining estimated purchase price obligations for acquisitions completed in 2022 consisted of a total of $31,777 in cash consideration and 10,440 Subordinate Voting Shares with 317,500 Subordinate Voting Shares held to secure indemnity obligations.

Dispositions

Canna Cuzzos, LLC (“Canna Cuzzos”) is a medical marijuana licensee for a retail dispensary in Waldorf, Maryland. In 2017, a subsidiary of the Company entered into a management services agreement with Canna Cuzzos and provided operating and other services to Canna Cuzzos’ dispensary. In 2018, Verano LLC acquired options to purchase all the ownership interests of a Maryland limited liability company (the “LLC”), which held a 40% ownership interest in the sole owner of Canna Cuzzos, resulting in such options being exercisable for an indirect 40% ownership interest in Canna Cuzzos. On January 31, 2022 all the ownership interests of Canna Cuzzo’s sole owner were sold to a third party for a cash purchase price of approximately $5,000,000, subject to adjustment based on working capital levels and outstanding liabilities. Prior to the sale being consummated, Verano LLC consented to the sale, amended its purchase options to receive an assignment of the LLC’s sale proceeds thereunder of approximately $2,000,000 on an unadjusted basis, and agreed to provide the LLC administrative services in connection with the sale transaction. Upon consummation of the sale, the management services agreement with Canna Cuzzos was terminated.

NH Medicinal Dispensaries, LLC (“NHM”) is the holder of two marijuana licenses which allows it to operate two retail dispensaries in Illinois: the Clinic Effingham dispensary (“TCE”) and the Charleston dispensary. NHM is a wholly-owned subsidiary of ILDISP, LLC (“ILDISP”), and in March 2016, Verano LLC entered into a joint venture agreement and acquired 50% of ILDISP. On March 1, 2022, the Company sold the 50% ownership interest in ILDISP, LLC to the joint venture partner for $22,393,000 subject to certain adjustments.

Product Launches

On August 15, 2022, the Company announced the launch of Savvy™, a new brand featuring larger-format cannabis products, catering to more value-oriented patients and consumers. Savvy™ became available in Zen Leaf™ and MÜV™ dispensaries beginning September 2022, followed by additional third-party retail locations across six core markets - Arizona, Illinois, Massachusetts, Maryland, Nevada and Ohio - with additional launches planned for New Jersey and Pennsylvania.

On August 18, 2022, the cannabis company of legendary boxer, entrepreneur, and cannabis advocate Mike Tyson, Tyson 2.0, Inc. announced the launch of its Ric Flair Drip Cannabis line in partnership with the Company.

On November 3, 2022, the Company announced the launch of BITS™, a new line of low-dose, high-function edibles that allow cannabis consumers to do more with less. Each of BITS™ five initial flavors offer a blend of 5 milligrams of THC, complementary cannabinoids and adaptogens designed to enhance not overtake, and to make the cannabis edible experience less intimidating, more accessible and enjoyable.

Credit Agreement

On October 27, 2022, Verano and its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“CAA”), as administrative agent for the lenders from time-to-time party thereto, pursuant to which the lenders advanced the Borrowers a $350,000,000 senior secured term loan, all of which was used to repay the principal indebtedness outstanding under the Company’s prior credit agreement, dated as of May 10, 2021 (as amended and restated, the “Prior Credit Agreement”). In connection with such repayment, the Prior Credit Agreement was terminated and is no longer in force or effect.

The 2022 Credit Agreement provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan in the aggregate principal amount of up to $100,000,000; provided that the lenders elect to fund such incremental term loan.

The 2022 Credit Agreement also provides the Borrowers with the right to (i) incur up to $120,000,000 of additional indebtedness from third-party lenders secured by real estate excluded as collateral under the 2022 Credit Agreement, (ii) incur additional mortgage financing from third-party lenders secured by real estate acquired after the funding date of the 2022 Credit Agreement, and (iii) upon the SAFE Banking Act or similar legislation making banking services available to U.S. cannabis companies being passed by the United States Congress, incur up to $50,000,000 pursuant to a revolving credit facility from third-party lenders that is pari passu or subordinated to the 2022 Credit Agreement obligations, each of which is subject to customary conditions.

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

The funded loan requires scheduled amortization payments of $350,000 per month and the remaining principal balance is due in full on October 30, 2026.

At any time, the Borrowers may voluntarily prepay up to $100,000,000 of the principal balance, subject to a $1,000,000 prepayment premium, and may prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of the prepayment. The Borrowers may not voluntarily prepay more than $100,000,000 of the principal balance without prepaying the entire outstanding principal balance of the loan.

The 2022 Credit Agreement includes customary representations, warranties and covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.

The 2022 Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens that are otherwise not permitted, and the ability to enter into definitive documents or consummate acquisitions or dispositions that are not otherwise permitted thereunder, among others. Additionally, the 2022 Credit Agreement requires the Borrowers to meet financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.

As of December 31, 2022, the Company was in compliance with such covenants.

George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000,000 of the $350,000,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders.
Organizational Structure

Verano is a holding company and conducts its business operations through subsidiaries and affiliates. The following chart sets forth the corporate structure of the Company and its primary subsidiary, Verano LLC. We operate our business through direct and indirect subsidiaries and affiliates of the Company. As part of the implementation of the Go Public Transactions, through a series of transactions we formed two levels of subsidiaries above Verano LLC that include Verano Holdings USA Corp., a Delaware corporation (“BlockerCo”), and five subsidiaries of BlockerCo, those being ZNN Holdings, LLC, a Delaware limited liability company, Nuuvn Holdings, LLC, a Delaware limited liability company, ZenNorth LLC, a Delaware limited liability company, A&T SPV II LLC, a Texas limited liability company, and SGI 1 LLC, a Delaware limited liability company (collectively, the “Blocker Subsidiaries”). BlockerCo and the Blocker Subsidiaries have no business or operations and exist solely to affect the Go Public Transactions and the taxation of Verano as a U.S. corporation rather than a British Columbia corporation.

From time to time, we may reorganize our operating subsidiaries through consolidations, mergers, contributions, distributions and similar corporate restructurings in order to integrate acquired companies, enhance efficiencies, streamline operations, group borrowers under the 2022 Credit Agreement and align financial reporting. After giving effect to any corporate reorganization, all operating entities remain as indirect subsidiaries of BlockerCo and the Company. See Exhibit 21.1 to this Form 10-K for a list of subsidiaries of the Company as of December 31, 2022.
Our Strategy
As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, Verano’s goal is the ongoing development of communal wellness by providing responsible access to regulated cannabis products to discerning customers.
Our strategy is to vertically integrate as a single cohesive company in multiple states through consolidation of seed-to-sale cultivating, processing, wholesale distributing, and dispensing branded products at scale. The Company’s cultivation, processing and wholesale distribution of cannabis consumer packaged goods are designed to support our national retail dispensary chains that operate under brand names including Zen Leaf™ and MÜV™. We developed this model to guarantee shelf-space in our retail dispensaries, as well as to develop and foster long term wholesale supply relationships with third-party retail dispensary operators though supply arrangements and sales.
Our strategy includes geographic diversity by establishing a footprint that enables us to adapt to changes in both industry and market conditions. We have pursued this strategy of geographic diversity through acquisitions and organic growth funded by internally generated cashflow, the issuance of Subordinate Voting Shares and Proportionate Voting Shares, deferred purchase price payments and the incurrence of indebtedness for borrowed money.
We believe that the following business objectives have positioned Verano for continued growth.
•The Company’s business plan centers around four foundational pillars: cultivation, production, brand creation and retail.

•Diversity in revenue streams positions the Company to respond proactively to changes in economics, regulations and healthcare, as well as navigating ever-evolving consumer habits.
•The Company strives to operate and manage the entire vertical cannabis operation and supply chain from seed-to- sale.
•The Company focuses on a current potential market size of nearly 115 million adult Americans, based on U.S. Census Bureau estimations as of July 1, 2022, which includes the total adult population in the 13 states that we have active operations, those states being Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania and West Virginia.
•The Company aims for a “first-mover” competitive advantage in emerging markets by seeking early entry into states with approved medical-use cannabis programs and then establishing a footprint and vertical operations in anticipation of the future authorization of adult-use cannabis.
•The Company emphasizes developing high-quality products at various price points pursuing quality in order to elevate its products’ market desirability and value.
•The Company adheres to standard operating procedures across all of its cultivation and processing facilities, growing pesticide-free and implementing compliance programs to meet product testing, inventory controls and other state regulatory requirements.
•The Company espouses a customer and patient driven business philosophy to deliver value to its downstream patients and consumers.
Regulatory Framework in the United States
The U.S. regulatory scheme varies in its terminology and definitions, using “cannabis”, “marijuana” and “hemp” as distinct terms. For purposes of this Form 10-K, the term “cannabis” means “marijuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) and is used interchangeably with the term “marijuana.”
To date in the United States, 37 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam and the U.S. Virgin Islands have authorized comprehensive medical marijuana programs, 22 states plus the District of Columbia and the U.S. territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for both medical and adult-use marijuana, and 11 states allow the use of low THC, high CBD products for specified medical uses. Notwithstanding the permissive regulatory environment of medical, and in some cases, adult-use marijuana, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess marijuana in the United States. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis and we rely on newly established and developing laws and regulations in the states and local jurisdictions in which we operate. In addition, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the U.S. may form the basis for prosecution under applicable U.S. federal money laundering legislation.

Regulation of Cannabis at the U.S. Federal Level
The U.S. federal government’s approach to enforcement of marijuana laws has trended toward deference to state laws where a robust state regulatory framework exists. In August 2013, the U.S. Department of Justice (the “DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices. The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal marijuana laws against individuals and businesses that comply with state marijuana programs. The Cole Memorandum, while not legally binding and only a policy statement, assisted in managing the tension between state and federal laws concerning all medical and adult-use state-regulated marijuana businesses.
In January 2018, the Cole Memorandum was rescinded by former Attorney General Jeff Sessions. While this did not create a change in federal law, the revocation added to the uncertainty of U.S. federal enforcement of the Controlled Substances Act in states where marijuana use is regulated. Former Attorney General Jeff Sessions also issued a one-page memorandum known as the “Sessions Memorandum” which confirmed the rescission of the Cole Memorandum and explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance as set forth in the U.S. Attorney’s Manual. While the Sessions Memorandum does emphasize that marijuana is a Schedule I controlled substance, it does not otherwise indicate that the prosecution of marijuana-related offenses is a heightened DOJ priority. The Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion, which remains in the hands of U.S. Attorneys when deciding whether or not to prosecute marijuana-related offenses. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and the Sessions Memorandum did not address the treatment of medical cannabis by federal prosecutors.

President Biden, who assumed office in January 2021, stated a policy goal of federal cannabis decriminalization. On October 6, 2022, President Biden issued a Proclamation on Granting pardon for the Offense of Simple Possession of Marijuana stating that President Biden grants a full, complete, and unconditional pardon to (1) all current U.S. citizens and lawful permanent residents who committed the offense of simple possession of marijuana in violation of the Controlled Substances Act or in violation of D.C. Code 48–904.01(d)(1), on or before the date of the Proclamation, regardless of whether they have been charged with or prosecuted for this offense on or before the date of the Proclamation; and (2) all current U.S. citizens and lawful permanent residents who have been convicted of the offense of simple possession of marijuana in violation of the Controlled Substances Act or in violation of D.C. Code 48–904.01(d)(1); which pardon shall restore to them full political, civil, and other rights. President Biden further asked the Secretary of Health and Attorney General Merrick Garland to promptly reevaluate cannabis as a Schedule I substance under the Controlled Substances Act. In December 2022, President Biden enacted The Medical Marijuana and Cannabidiol Research Expansion Act. This Act, the first standalone cannabis bill to be passed by Congress, reduces federal barriers to cannabis research, creates a mechanism for the Food and Drug Administration (the “FDA”) to approve products derived from cannabis, protects doctors who certify patients for medical cannabis use, requires the U.S. Department of Health and Human Services to report on the potential therapeutic benefits of cannabis, and requires the Attorney General to annually review whether a sufficient amount of cannabis is being produced to meet the needs of medical cannabis research. In March 2021, Merrick Garland was appointed U.S. Attorney General by President Biden. Mr. Garland indicated he would generally act in accordance with the Cole Memorandum, when, at his confirmation hearing, he said, “It does not seem to me, a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.”
The Company is also subject to a variety of federal laws and regulations in the U.S. and Canada that relate to money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the Criminal Code (Canada), in each case as amended and any related or similar rules, regulations or guidelines of governmental authorities in the U.S. and Canada. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

Additionally, under U.S. federal law it may be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Banks and other financial institutions, particularly those that are federally chartered in the U.S., could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. The Company may also be considered in violation of federal money laundering statutes for “federal health care law violations,” which include violations of the Federal Food, Drug, and Cosmetic Act of 1938 (“FDCA”).
In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memorandum”) providing instructions to banks seeking to provide services to marijuana-related businesses. The FinCEN Memorandum clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the Controlled Substances Act and independently lists the federal government’s enforcement priorities as related to cannabis. Although the original FinCEN Memorandum is still in place, this supplementary DOJ guidance that accompanied the FinCEN Memorandum was rescinded when former Attorney General Sessions rescinded the Cole Memorandum. It is unclear whether the current Biden administration will follow the guidelines of the FinCEN Memorandum. Despite the attempt to legitimize cannabis banking, in practice the FinCEN Memorandum guidance has not made banks much more willing to provide services to cannabis businesses. The current law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each cannabis business they take as a customer.
Due to financial institutions concerns of being implicated in or prosecuted for money laundering, cannabis businesses are often forced into becoming “cash-only” businesses. As banks and other financial institutions in the U.S. are generally unwilling to risk a potential violation of federal law without guaranteed immunity from prosecution, most refuse to provide any kind of services to cannabis businesses. The few credit unions who have agreed to work with cannabis businesses are limiting those accounts in relation to their total deposits. Since the federal government could change the banking laws as it relates to cannabis businesses at any time and without notice, these credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from cannabis businesses in a single day, while also servicing the need of their other customers.

In the absence of comprehensive reform of federal cannabis legislation that would decriminalize the cannabis industry, a growing number of members of the U.S. Congress (“Congress”) have expressed support for federal legislation that would eliminate the financing activity of businesses operating under state-sanctioned cannabis programs from the scope of federal money laundering statutes. In September 2019, the U.S. House of Representatives (the “House”) first passed the Secured and Fair Enforcement Banking Act of 2019 (commonly known as the “SAFE Banking Act”), which aims to provide safe harbors and guidance to financial institutions that work with legal U.S. cannabis businesses, as a standalone bill but it failed to be taken up by the U.S. Senate (“Senate”). Since then the language of the SAFE Banking Act has been attached to various proposed legislation, but the language has not been included in any final legislation. To date, the SAFE Banking Act has passed the House a total of six times either as a standalone bill or attached to other legislation, most recently in February 2022 as an amendment to the America Competes Act. However, the amendment was removed from the Senate version of the bill and was not included in the final version of the COMPETES Act amendment.

In June 2022, a variation on the SAFE Banking Act’s federal banking and financing protections was introduced. The bipartisan Capital Lending and Investment for Marijuana Businesses Act (the “CLIMB Act”) would amend any applicable federal law to allow cannabis operators access to traditional financial institutions (e.g., national U.S. securities exchanges and commercial banks). The CLIMB Act further proposes the express federal protection of third-party providers that work with legitimate cannabis and cannabis-related businesses. Such third-party business assistance includes, but is not limited to, sale of insurance or surety products; sale, leasing, or renting of real estate; provision of legal, accounting, marketing, information technology and accounting services; and the provision of equipment, parts, substances or testing services to cannabis business operators. Cannabis companies must currently pay a premium for many of these standard business services as a result of the cannabis plant’s present status under federal law, which can result in increased operating expenses.

Other legislation that has been introduced in the U.S. that would make cannabis transactions easier and more predictable, include the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Cannabis Administration and Opportunities Act (the “CAO Act”), the Preparing Regulators Effectively for a Post-Prohibition Adult Use Regulated Environment Act (the “PREPARE Act”) and legislation proposed by Representative Nancy Mace of South Carolina. The MORE Act was introduced in 2019 and if it were to become law, the MORE Act, among other things, would remove cannabis as a Schedule I controlled substance under the Controlled Substances Act, create cannabis tax and grant programs and make available U.S. Small Business Administration funding for regulated cannabis operators. Although the House passed the MORE Act in December 2020, it failed to pass in the Senate prior to the end of the 2020 legislative session. The House passed the MORE Act a second time on April 1, 2022, however, the bill stalled in the Senate. The Senate’s own comprehensive bill, the CAO Act, was released as a discussion draft in July 2021, and if it were to become law it would, among other things, remove cannabis from the definition of a controlled substance under the Controlled Substances Act, impose a federal tax on cannabis of 10% in its first year of enactment (eventually increasing to 25% in 5% increments), enshrine the current state cannabis licensing regimes and introduce additional federal legislation permitting cannabis wholesalers and blocking states from prohibiting interstate commerce of regulated cannabis across their borders. The CAO Act was reintroduced in the Senate on July 21, 2022; however, it was not heard in committee prior to the adjournment of the 117th Congress on January 3, 2023.
In November 2021, Representative Nancy Mace of South Carolina introduced legislation to federally decriminalize cannabis, a measure directed at giving states freer rein to pass their own laws and regulations without the risk of federal reprisals. In announcing the bill, Representative Mace said the bill would aim to regulate cannabis similarly to alcohol and prohibit its use for anyone under 21 years of age. The measure would decriminalize cannabis at the federal level, but it would not change local-level restrictions, meaning that states would still determine their own cannabis statutes. Representative Mace’s bill would also levy a 3% federal excise tax on all cannabis products, proceeds from which would go to small businesses, retraining law enforcement and mental health services, among other services. The measure would also expunge nonviolent, cannabis-only related offenses. The PREPARE Act was introduced in the House in April 2022 to prepare the U.S. federal government for the “inevitable end to cannabis prohibition.” The proposed legislation would direct the U.S. Attorney General to establish a federal commission to oversee the development of a regulatory and revenue framework modeled after the alcohol industry while also respecting the cannabis laws of each state.
Despite the rescission of the Cole Memorandum, one legislative safeguard for the medical cannabis industry remains in place. Since 2015 Congress has used a rider known as the Rohrabacher-Blumenauer Amendment (also known as the Rohrabacher–Farr amendment) (the “RBA”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. However, this measure does not protect adult-use cannabis businesses. Congress has repeatedly renewed the RBA. In 2021, President Biden became the first president to propose a budget with the RBA included. Currently the RBA has been renewed through the signing of the FY 2023 omnibus spending bill, effective through September 30, 2023.
There can be no assurance that the SAFE Banking Act, the CLIMB Act, the CAO Act, the MORE Act, Representative Mace’s bill, the PREPARE Act or similar comprehensive legislation that would de-schedule and de-criminalize cannabis will be passed in the near future or at all, particularly as other priorities such as rising inflation and the war in Ukraine are expected to be priorities. There can be no assurance that the RBA will be renewed beyond September 30, 2023. If any such legislation is passed, there is no guarantee that it will include provisions that preserve the current state-based cannabis programs under which the Company’s subsidiaries and affiliates operate or that such legislation will otherwise be favorable to the Company and its business.
An additional federal law challenge to cannabis businesses is that the provisions of Section 280E of the Internal Revenue Code of 1986 as amended (the “Code”), are being applied by the Internal Revenue Service (the “IRS”) to businesses operating in the medical and adult-use cannabis industry. Section 280E of the Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective U.S. federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the state legalized cannabis industry may be less profitable than they would otherwise be if Section 280E were not applied to their businesses.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. This could have a material adverse effect on the Company, including our reputation and ability to conduct business, our cannabis licenses in the U.S., the listing and trading of our securities on stock exchanges and platforms, our financial position, operating results, profitability, liquidity and the market price of our publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time and resources could be substantial.
Regulation of Cannabis at the U.S. State and Local Levels
Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. This prohibition applies to, among other things, transporting cannabis between states that have legalized cannabis use and transporting cannabis that has been legally acquired in a state. Because of current federal law, the U.S. cannabis industry is conducted on a state-by-state basis, and we rely on newly established and developing laws and regulations in the states and local jurisdictions in which we operate. The cannabis industry is subject to state and local laws, regulations and guidelines relating to, among other matters, the cultivation, processing, distribution, sale, storage and disposal of medical and adult-use cannabis, with each state newly establishing laws and regulations for that particular state upon approval of medical or adult-use cannabis in such state. States and localities currently require licenses and permits to engage in the cannabis industry with the laws and regulations varying from state to state. In many states, there are specific license caps that create high barriers to entry. In addition to stringent application requirements, licenses may be limited in scope of business. States also may enact social equity programs to foster an inclusive and equitable cannabis industry by increasing diversity in the number of license holders, which may further limit available licenses. Generally, any change in ownership of a license holder or other deemed sale, assignment or transfer of a license requires prior approval by the applicable state regulators, which approval process may be lengthy and rigorous.
For each of our licenses, the states impose strict license renewal requirements that vary state by state. We generally must complete the renewal application process within a prescribed period of time prior to the expiration date and pay an application fee. The state licensing body can deny or revoke licenses and renewals for a variety of reasons, including, among others, (i) submission of materially inaccurate, incomplete or fraudulent information, (ii) failure of the Company or any of its directors or officers to comply, or have a history of non-compliance, with any applicable law or regulation, including laws relating to minimum age of customers, safety and non-diversion of cannabis or cannabis products, taxes, child support, workers compensation and insurance coverage, or failure to otherwise remain in good standing (iii) failure to submit or implement a plan of correction for any identified violation, (iv) attempting to assign registration to another entity without state approval, (v) insufficient financial resources, (vi) committing, permitting, aiding or abetting of any illegal practices in the operation of a facility, (vii) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at a licensed facility and (viii) lack of responsible operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Some jurisdictions also require licensees to attend a public hearing or forum in connection with their initial license application and license renewal application. Any unexpected delays or costs associated with the licensing renewal process could impede our ongoing or planned operations and could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.
Below is a general summary overview of the current licensing and regulatory framework in the states where we operated under cultivation, processing or retail licenses or have rights to operate under such licenses as of March 28, 2023. In addition to the states listed below, in the ordinary course of business we may also conduct pre-licensing activities in other markets. In these markets, we may have either applied for licenses, or plan on applying for licenses, but we do not currently own or manage businesses with cultivation, processing, or retail licenses. See Appendix A to this Annual Report on Form 10-K for a list of the licenses and permits, by state, held by the Company for the cultivation, processing, wholesale distribution and retail sale of cannabis products as of March 28, 2023.

Arizona
Cannabis licenses in Arizona may be vertically integrated. Marijuana establishment licensees may operate all of the following: (i) a single retail location at which the licensee may sell marijuana and marijuana products to consumers, cultivate marijuana and manufacture marijuana products; (ii) a single off-site cultivation location at which the licensee may cultivate marijuana, process marijuana and manufacture marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumers; and (iii) a single off-site location at which the licensee may manufacture marijuana products and package and store marijuana and marijuana products, but from which marijuana and marijuana products may not be transferred or sold to consumer.
Arizona state licenses are renewed biennially. Every other year, licensees are required to submit a renewal application. While renewals are biennial, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Arizona.
Arkansas
Subject to state regulations, Arkansas currently allows access to cannabis for medical use. The Company and its subsidiaries have entered into agreements or arrangements with a dispensary licensee that holds one license in the State of Arkansas that provides contractual rights with respect to ownership, management services, consulting or licensing, or a combination thereof, with respect to the license and related cannabis business being conducted pursuant thereto (any such agreement or arrangement, a “Management Agreement”).
Arkansas regulations apply to all aspects of cannabis seed-to-sale including record keeping, reporting, inventory quality, inventory tracking, storage, testing, security and transportation. Only qualified patients and designated caregivers may purchase medical cannabis. Delivery of medical cannabis is allowed in accordance with state regulations.
Licenses issued in the State of Arkansas expire one year after the date of issuance. The Arkansas Medical Marijuana Commission is required under the legislation to issue a renewal dispensary or a renewal cultivation facility license within ten days to any entity that complies with Arkansas’ regulatory requirements, including the payment of a renewal fee. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, license holders expect to receive renewed licenses in the ordinary course of business.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Arkansas.
California
Subject to state regulations, California currently allows access to cannabis for both medical and adult-use. Verano LLC is party to a joint venture formed with two other companies to extract cannabis oil and manufacture and distribute cannabis products in the State of California. The Company does not consider California to be a state with active operations.
California was the first U.S. state to legalize medical marijuana in 1996. This legalized the use, possession and cultivation of medical marijuana by patients with a physician recommendation for treatment of a variety of illnesses, including any for which marijuana provides relief. In 2016 voters in California passed legislation creating an adult-use marijuana program for adults 21 years of age or older.

In order to legally operate a medical or adult-use cannabis business in California, the operator must have both local approval and State licensure for each type of commercial cannabis activity conducted at a specified business premises. This requires license holders to operate in cities with cannabis licensing programs. Municipalities in California are allowed to determine the number of licenses they will issue to cannabis operators or can choose to ban cannabis businesses outright. The renewal process for local entitlements is different in each jurisdiction and for each type of entitlement. State licenses must be renewed annually. In respect of the renewal process at the state level, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, there are no material violations noted against the applicable license, and there are no changes in ownership of the business or major changes to the operations of the business, a license holder would expect to receive the applicable renewed license in the ordinary course of business. California regulations apply to all aspects of cannabis seed-to-sale including record keeping, reporting, inventory quality, inventory tracking, testing, storage, security and transportation.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in California.
Connecticut
Subject to state regulations, Connecticut allowed access to cannabis for medical use beginning in 2012. In July 2021, legislation went into effect allowing for the purchase and use of cannabis by any adult over the age of 21. Adult retail sales began in January 2023. Connecticut regulations apply to all aspects of cannabis seed-to-sale including record keeping, reporting, inventory quality, inventory tracking, storage, security and transportation.
Connecticut state licenses are renewed annually. Each year, licensees are required to submit a renewal application. While renewals are annual, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted at least forty-five days prior to license expiration, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Connecticut.
Florida

Subject to state regulations, Florida currently allows access to cannabis for medical use. The Florida operation includes a call center for all state operations.
There is one principal license category in Florida: the vertically-integrated license which licenses cultivation, harvesting, processing and selling, dispensing and delivering medical cannabis products. Any change from the original application for the license requires variance approval from the Florida regulators. License applicants are required to provide comprehensive business plans with demonstrated knowledge and experience on execution, detailed facility plans, forecasted performance and robust financial resources. Technical ability on plant and medical cannabis cultivation, infrastructure, processing, dispensing and safety are also assessed.
Similar to other states, Florida regulations apply to all aspects of cannabis seed-to-sale including record keeping, reporting, inventory quality, inventory tracking, storage, security and transportation. Florida regulators may conduct announced or unannounced inspections of licensees to assess compliance with applicable laws and regulations.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Florida.

Illinois
Subject to state regulations, Illinois currently allows access to cannabis for both medical and adult-use. Illinois has issued a limited amount of dispensary, cultivation, and processing licenses. Applicants for cannabis business licenses must meet, among others, the following requirements: (i) the location for a dispensary must be suitable for public access; (ii) the location must not pose a detrimental impact to the surrounding community; (iii) demonstrate compliance with safety procedures for dispensary employees, patients, and caregivers, and safe delivery and storage of cannabis and currency; (iv) provide an adequate plan for recordkeeping, tracking and monitoring inventory, quality control, destruction and disposal of cannabis, and procedures to discourage unlawful activity; (v) develop a business plan specifying products to be sold; and (vi) demonstrate knowledge of, experience, and proven record of ensuring optimal safety and accuracy in the dispensing and sale of cannabis.
Once a license is granted, licensees have a continuing obligation to ensure no cannabis is sold, delivered, transported, or distributed to a location outside of Illinois. Licenses are valid for one year, and after the initial term, licensees are required to submit renewal applications. Illinois requires on-going compliance by license holders to regulations regarding the requirements of the application which include suitable locations, safety procedures, procedures for compliance with laws, record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties.

Following an approximate three-year delay in Illinois’s 2020 licensing application process, new adult-use dispensary, infuser, craft grower, and transporter licenses have now begun to operationalize. The Company has established strong relationships with Illinois customers and the communities in which it operates, and will work with new licensees to build profitable new business relationships. While the operationalization of new cannabis business licenses does increase the level of retail competition within this state market, it also presents additional wholesale opportunities for the Company’s cultivation and manufacturing operation in this state market.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Illinois.
Maryland

Subject to state regulations, Maryland currently allows access to cannabis for medical use. In November 2022, Maryland voters approved a state constitutional amendment that legalizes the adult-use of cannabis. The new law goes into effect on July 1, 2023. The legislature enacted companion legislation that establishes first steps toward adult-use legalization.
There are three principal license categories in Maryland: (i) cultivation, (ii) processing and (iii) dispensary. Maryland has limited the number of cultivation, processing and dispensary licenses, and allows a dispensary licensee to have a direct interest in up to four dispensaries at one time. The retail dispensary license permits the licensee to purchase medical cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities and cannabis from other retail stores and allows the sale of cannabis and cannabis products to registered patients. The cultivation license permits the licensee to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to medical marijuana dispensaries, and medical cannabis cultivation facilities. The processing license permits the licensee to purchase medical cannabis from cultivation facilities, manufacture cannabis products, and sell those products to licensed medical cannabis dispensaries. Maryland licenses are valid for a period of six years and are subject to four-year renewals after required fees are paid and provided that the business remains in good standing.
Maryland requires on-going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Maryland.

Massachusetts

Subject to state regulations, Massachusetts currently allows access to cannabis for both medical and adult-use. On the medical side, there is one principal state license category in Massachusetts: a vertically-integrated license. On the adult-use side, there are many state license categories, but the two principal ones are cultivator and establishment (dispensary). Municipalities may individually determine what local permits or licenses are required if a licensee wishes to establish an operation within its boundaries. Medical use licensees are “vertically-integrated,” which means they grow, process, and dispense their own cannabis. As such, each medical use licensee is required to have a retail facility as well as cultivation and processing operations. Under certain conditions, medical use licensees are able to acquire up to 45% of their annual inventory of product from other medical use licensees. Medical use licensees that elect to do cultivation, processing and retail operations all in one location, are commonly referred to as a “co-located” operation.
Massachusetts mandates a comprehensive application process for licensees. Each applicant must submit charter documents, comprehensive financial statements, a character competency assessment, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operations. Each Massachusetts dispensary, grower and processor license is valid for one year.
Licensees are heavily regulated with on-going requirements related to operations, security, storage, transportation, inventorying, personnel, and more. As in other states where cannabis is legal, Massachusetts regulators can deny or revoke licenses and renewals for multiple reasons. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of Massachusetts.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Massachusetts.
Michigan
Subject to state regulations, Michigan currently allows access to cannabis for both medical and adult-use. Michigan administrates five types of licenses: (i) grower licenses, (ii) processor licenses, (iii) secure transporter licenses, (iv) provisioning center licenses and (v) safety compliance facility licenses. There are no stated limits on the number of licenses that can be made available on a state level; however, regulatory authorities have discretion over the approval of applications and municipalities can pass additional restrictions.
Licensees are heavily regulated with on-going requirements related to operations, security, storage, transportation, inventorying, personnel, and more. As in other states where cannabis is legal, Michigan regulators can deny or revoke licenses and renewals for multiple reasons. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of Michigan.
Michigan state licenses are renewed annually. Every year, licensees are required to submit a renewal application with requisite renewal fees, including maintaining and providing proof of commercial general liability insurance and coverage for bodily injury resulting from sale of marijuana products. If all is submitted within 90 days, but before 30 days, of the license’s expiration, a licensee would expect to receive the applicable renewed license in the ordinary course of business.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Michigan.

Nevada

Subject to state regulations, Nevada currently allows access to cannabis for both medical and adult-use. Nevada is not a vertically integrated system, and there are three principal license categories in Nevada: (i) cultivation, (ii) processing and (iii) dispensary. The cultivation licenses permit the licensee to acquire, cultivate, deliver, supply or sell marijuana and related supplies to marijuana dispensaries and facilities for the production of edible marijuana products and marijuana-infused products. The processing license permits the licensee to acquire, manufacture, deliver, supply or sell edible marijuana products or marijuana infused products to other marijuana production facilities or marijuana dispensaries. The dispensary licenses permit the licensee to purchase marijuana from cultivation facilities, marijuana and marijuana products from product manufacturing facilities and marijuana from other retail stores, as well as allow the sale of marijuana and marijuana products.
Nevada licenses are valid for one year and are subject to annual renewals after required fees are paid and provided that the business remains in good standing. Nevada requires on-going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Nevada.
New Jersey
Subject to state regulations, New Jersey currently allows access to cannabis for medical use and as of April 2022, adult-use. New Jersey permits the operation of vertically integrated marijuana licenses which allows the licensee to cultivate, process, and sell medical marijuana products to registered qualified patients and caregivers. There are also non-vertically integrated licenses, which principally include: (i) cultivators and manufacturers, which may cultivate marijuana and manufacture medical marijuana products, and (ii) dispensaries which may sell medical marijuana and products to registered qualified patients and caregivers. For adult-use cannabis, New Jersey administers six license classes, the principal of which are: (a) cultivator, which may grow recreational use cannabis, (b) manufacturers, which may produce recreational use cannabis in additional approved forms, and (c) retailer, which may sell recreational cannabis to consumers over the age of 21. ATCs may expand into adult-use sales if approved by New Jersey’s Cannabis Regulatory Commission.
Licensees are heavily regulated with on-going requirements related to operations, security, storage, transportation, inventorying, personnel, and more. As in other states where cannabis is legal, New Jersey regulators can deny or revoke licenses and renewals for multiple reasons. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of New Jersey.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in New Jersey.

Ohio
Subject to state regulations, Ohio currently allows access to cannabis for medical use. There are three principal license categories in Ohio: (i) cultivation, (ii) processing and (iii) dispensary. On at least a biennial basis, regulators consider whether enough medical marijuana dispensaries exist, considering the state population, the number of patients seeking to use medical marijuana and the geographic distribution of dispensary sites. More licenses may be issued based on those findings. The medical cultivation licenses permit the licensee to acquire, possess, cultivate, manufacture and process into medical marijuana products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries. The medical processor license permits the licensee to manufacture and produce medical marijuana products. The dispensary licenses permit the licensee to purchase marijuana and marijuana products from cultivation and processing facilities, as well as allow the sale of marijuana and marijuana products to registered patients. On at least a biennial basis, regulators consider whether enough medical marijuana dispensaries exist, considering the state population, the number of patients seeking to use medical marijuana and the geographic distribution of dispensary sites. More licenses may be issued based on those findings.
Ohio requires on-going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Ohio.
Pennsylvania

Subject to state regulations, Pennsylvania currently allows access to cannabis for medical use. The principal permit categories in Pennsylvania are: (i) cultivation, (ii) processing, and (iii) dispensary. The cultivation and processing permits allow the holder to acquire, possess, cultivate, manufacture and process into medical marijuana products and medical marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries. The retail dispensary permits allow the holder to purchase marijuana and marijuana products from cultivation and processing facilities, as well as allow the sale of marijuana and marijuana products.
Pennsylvania state licenses are renewed annually, and licensees are required to submit a renewal application every year. There is no ultimate expiry after which no renewals are permitted. In respect of the renewal process, the renewal application must be submitted within six months, but no later than four months of the license’s expiration and requires detailed information regarding the licensee’s operations.
Permit holders are heavily regulated with on-going requirements related to operations, security, storage, transportation, inventorying, personnel, and more. As in other states where cannabis is legal, Pennsylvania regulators can deny or revoke permits and renewals for multiple reasons. Additionally, permit holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of Pennsylvania.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Pennsylvania.
West Virginia
Subject to state regulations, West Virginia currently allows access to cannabis for medical use. West Virginia’s Office of Medical Cannabis administers three permit types: (i) growers, which grow and cultivate medical cannabis, (ii) processors, which manufacture medical cannabis into approved forms other than usable medical marijuana, and (iii) dispensaries, which dispense medical cannabis and medical cannabis products to patients and caregivers. Licenses must be annually renewed.
West Virginia requires on-going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in West Virginia.
It is impossible to determine the extent of the impact of new federal and state and local laws, regulations or initiatives that may be proposed. The regulatory uncertainty surrounding the cannabis industry may adversely affect our business and operations, including without limitation by increasing costs to remain compliant with applicable laws, the impairment of our business by enhanced restrictions and restrictions on our ability to raise additional capital.
We will continue to monitor proposed changes to existing cannabis laws and regulations, the enactment of new cannabis laws and regulations and our compliance with applicable existing cannabis laws and regulations on an ongoing basis in accordance with our compliance program and standard operating procedures. While we believe our operations are in compliance with all applicable state and local laws, regulations and licensing requirements, such activities remain illegal under federal law. For the reasons described above and the risks further described in the section entitled “Risk Factors,” there are significant risks associated with our business. Readers of this Form 10-K are strongly encouraged to carefully read all of the risk factors contained in Item 1A—“Risk Factors.”
State and Local Licenses and Permits
The Company, through our subsidiaries and affiliates, holds all licenses and permits that are necessary to comply with state and local cannabis medical and adult-use laws and regulations applicable to our operations. All such permits and licenses are current and in effect. We are dependent upon the maintenance and renewal of our cannabis licenses and permits in the states and localities in which our business is operated. Maintenance and renewal of these licenses and permits requires us to remain in compliance with state and local laws and the rules and regulations promulgated by state and local jurisdictions.
See Appendix A to this Annual Report on Form 10-K for a list of the licenses and permits, by state, held by the Company for the cultivation, processing, wholesale distribution and retail sale of cannabis products as of March 28, 2023.
State and local laws and associated rules and regulations may change in the future, and we may be required to obtain additional or supplemental licenses or permits at such times. Our growth strategy includes the acquisition of additional state licensed businesses or assets that may require us to obtain prior state regulatory approval to a change of ownership of the license holder or to a deemed transfer, assignment or sale of the applicable license, which regulatory approval may be conditioned on stringent requirements, in particular if such businesses or assets reside in states or local jurisdictions where we do not currently have operations. See “Item 1A. Risk Factors - Risks Related to our Business and Operations - The Cannabis Industry”.
Regulatory Compliance Program
Our compliance group oversees, maintains, and implements our regulatory compliance program. The compliance group also prepares, submits and processes our applications for new licenses, renewals, approvals for changes to our existing licenses and approvals for change of ownership of licensees or deemed sales, transfers or assignments of licenses that arise with acquisitions and dispositions. In addition to our internal regulatory group and legal group, we have engaged state regulatory legal counsel, consultants and advisors in many jurisdictions.
The compliance group oversees training for cultivation, production and dispensary managers and employees, along with other department leaders and other persons as needed, on compliance with state and local laws and regulations. The compliance group also monitors all new, and changes to, laws and regulations and compliance notifications from the regulators and inspectors and leads the effort to timely resolve any issues identified.
Our compliance program includes the following compliance objectives.
•Ensure the operations of our subsidiaries (or third parties, in the jurisdictions where we have Management Agreements) are compliant with all licensing requirements by the applicable state, county, municipality, town, township, borough, and other administrative divisions.
•Ensure our business activities adhere to the scope of the licensing obtained. In the states where only medical cannabis is permitted, the cannabis products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis being sold, and in the states where cannabis is permitted for adult-use, the cannabis products are only sold to individuals who meet the requisite age requirements.

•Perform due diligence on cannabis businesses we may acquire, including on the policies and procedures in place to ensure that cannabis products are not distributed to minors, reviewing the ownership to ensure that no profits or revenues are used for the benefit of criminal enterprises and that the business has not been involved in violations of law.
•Ensure our businesses adhere to our policies, procedures and practice standards with sufficient checks and balances to ensure that no revenue is distributed to criminal enterprises.
•Review inventory tracking systems and procedures to ensure that the compliance system is effective at tracking inventory and ensuring that there is no diversion of cannabis or cannabis products into the states where cannabis is not permitted by state law or cross state lines in general.
•Review financial records to ensure that our business activity is not used as a cover or pre-text for trafficking of other illegal drugs or engaged in other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes.
•Conduct background checks to ensure that our directors and management are of good character, and have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or use of firearms in the cultivation, manufacturing or distribution of cannabis.
•Review activities of each of our subsidiary and affiliate businesses, the premises on which our subsidiaries and affiliates operate and adherence with the policies and procedures that are related to the possession of cannabis or cannabis products outside of licensed premises, including that there is no possession or use of cannabis on federal property or manufacturing or cultivation of cannabis on federal lands.
•Conduct reviews of products and product packaging to ensure that the products and packaging comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent violations related to motor vehicle, labor and other laws applicable to individuals.
We have comprehensive standard operating procedures that apply to seed-to-sale across all our locations that include, among others, procedures for receiving inventory, inventory tracking, testing, quality control, storage, record keeping, record retention, required reporting, security and transportation, as well as procedures for performing inventory reconciliation and ensuring the accuracy of recordkeeping. Regular audits of cannabis and cannabis products inventories are conducted in order to detect any possible diversion. In addition, security and compliance staff conduct unscheduled, unannounced audits to prevent complacency or the perception thereof. Adherence to the Company’s standard operating procedures is mandatory in order to ensure that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements.
Products
We derive our revenues from our wholesale business and our retail dispensary chains. The retail business includes the design, build-out and operation of branded dispensaries in both medical and adult-use markets. Our primary retail presence is traditional brick and mortar. However, as regulations allow, we expect to continue to expand our e-commerce, in-store guest pick-up and direct to consumer delivery capabilities as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.
We distribute our portfolio of products to the majority of cannabis retail stores in our active markets, including our own retail stores. Ownership of both wholesale and retail operations supports our strategy of distributing our brands at scale by enabling the Company to capture market share, generate brand awareness, and earn customer loyalty in our operating markets not only through our managed dispensaries but also through third party wholesale customers.
We manufacture and sell a comprehensive array of cannabis products that we design and develop with consumer segments in mind in both the medical and adult-use markets. Our products include a proprietary portfolio of over 1,000 product stock keeping units (SKUs) and include flower, concentrates for dabbing and vaporizing, edibles, and topicals. Our consumer brands include Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. Our retail dispensaries operate under brands including Zen Leaf™ and MÜV™.

All products sold are subject to third-party testing required by applicable state law in order to assure that they do not contain impermissible levels of toxins, microbials and other harmful substances. We utilize seed-to-sale tracking software to inventory products, assess quality assurance and minimize product slippage and deviated inventory.
Operational Foundation & Current Geographic Markets
We are engaged in the cultivation, processing and distribution of cannabis products with both wholesale and retail business operations. Processing is done on-site in kitchens and in processing facilities and distribution of products is only from these facilities. We do not own or lease any warehouses to store cannabis.
Our current active operations are located in Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania and West Virginia. Our active operations include cultivation, processing, wholesale distribution and retail. In California, we are part of a joint venture formed with two other companies to process, manufacture and distribute cannabis products. All of these markets are subject to state regulations that vary state-by-state, and many of these regulations have, from time to time, been modified and amended. In addition, municipalities may individually determine what local permits or licenses are required to operate within their boundaries. We actively monitor state and local developments in laws and regulations which may impact our business interests and operations. See “—Regulatory Framework in the United States— Regulation of Cannabis at the U.S. State and Local Levels” above for additional information.

NATIONAL FOOTPRINT

Our business plan includes the continued growth of our wholesale and retail operations by entering new markets and expansion in our current markets. Growth plans include applying for new licenses, acquiring existing licensed businesses in limited license markets and maximizing operations under our existing licenses.

Research and Development
Our research and development activities have primarily focused on the development and improvement of efficient and sustainable cannabis cultivation and manufacturing methodologies and technologies to increase yields and maintain and improve the quality of our products. This includes research on lighting methods, air controls, racking and stacking, growing media, nutrient mixtures, pest management techniques, ambient controls, and automation.
We also engage in research and development activities focused on creating new extracted or infused products, and breeds of new cannabis strains and varietals. Our product development team includes members from all relevant product disciplines, who actively monitor existing and prospective markets, as well as test and evaluate the financial viability of all new proposed products.
Intellectual Property
We believe that brand awareness is an important part of our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names, our consumer packaged goods and certain goods and services. The U.S. trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the U.S. federal level under the Controlled Substances Act, we are not able to protect all our intellectual property at the U.S. federal level; therefore, we currently seek trademark protections at the state level where commercially feasible. Nonetheless, our success depends upon other areas of our business such as brand awareness, product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets.
The Company, through our subsidiaries and affiliates, has a suite of 124 trademarks registered or pending registration with the U.S. Patent and Trademark Office or other state and non-U.S. governmental entities, including trademarks with respect to products and retail branding. Product trademarks include Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™, and trademark dispensary brands include Zen Leaf™ and MÜV™. We anticipate feedback on outstanding submitted applications on a rolling basis. As such, we will continue to rely on common law protection for these brands during the trademark registration process. We plan to renew our trademarks as they come up for renewal and we plan to proactively seek intellectual property protection for brand expansions in current markets as well as any new market expansion.
From the time our subsidiaries became licensed to cultivate cannabis, we have developed proprietary cultivation techniques for operating ethanol, butane, and carbon dioxide extraction machinery, including what we believe are best production practices, procedures, and methods. This requires specialized skills in cultivation, extraction and refining. Six patents and patent applications are held by our subsidiaries and affiliates for cannabinoid formulations related to transdermal and oral delivery. For additional details, see “Item 1A. Risk Factors- Risks Related to Our Business and Operations - Information Technology, Cybersecurity and Intellectual Property.”

During the fiscal year ended December 31, 2022, the Company entered into a trademark license agreement with TYSON 2.0, pursuant to which Tyson licensed intellectual property rights to the Company to allow the Company and its subsidiaries and affiliates to produce Tyson-branded cannabis products in exchange for a licensing fee.
We have several website domains, including www.verano.com, numerous social media accounts across all major platforms and various phone and web application platforms.
We rely on non-disclosure and confidentiality agreements to protect our intellectual property rights. To the extent the Company describes or discloses its proprietary cultivation or extraction techniques in its applications for cultivation or processing licenses, the Company’s policy is to redact or request redactions of such information prior to public disclosure. For additional details on the risks associated with the Company’s intellectual property, see “Item 1A. Risk Factors- Risks Related to Our Business and Operations - Information Technology, Cybersecurity and Intellectual Property.”

Competitive Conditions
The fast-growing market for legalized cannabis in the U.S. has created a competitive environment for cannabis producers as well as other types of companies who provide goods and services to the cannabis industry. We compete with a variety of different operators across the several states in which we currently operate. In many of these states, there are specific license caps that create high barriers to entry. Management of the Company views multi-state operators that have vertical operations as our most direct competition, including the following U.S. based public reporting companies: Green Thumb Industries Inc., Cresco Labs, Inc., Curaleaf Holdings, Inc., and Trulieve Cannabis Corp.
Aside from existing direct competition in states in which we currently operate, out-of-state operators that are capitalized well enough to enter state markets through acquisitions are also considered part of the competitive landscape. Similarly, as we pursue our national footprint growth strategy, operators in our target markets will inevitably become direct competitors. Additionally, we, along with all legally operating competitors, face competition from the illicit markets. See “Item 1A. Risk Factors- Risks Related to our Business and Operations – The Cannabis Industry.” However, as state and local regulators increase scrutiny on these illicit markets, management of the Company believes this competitive threat will be meaningfully reduced.
There remains a significant lack of traditional sources of bank lending and equity capital available to fund the operations of companies in the cannabis sector. Financing for companies in the cannabis sector is more difficult than other sectors, particularly in the U.S., due to the fact that cannabis is still classified as a Schedule I drug under the Controlled Substance Act and illegal at a federal level, which creates barriers to entry. The dynamics of the changing regulatory environment at a state level further complicate financing for companies in the cannabis sector. Competitors may have better access than we do to financing sources and the capital markets.
Marketing and Sales
As of March 28, 2023, through our subsidiaries and affiliates we are licensed to conduct business in 14 states and actively operate businesses in 13 states, including 125 retail dispensaries and 14 production facilities with over 1,000,000 square feet of cultivation. Our sales revenue is derived from our wholesale business and our national chain of retail dispensaries operating under our brands, including Zen Leaf™ and MÜV™.
For the fiscal year ended December 31, 2022, approximately 27.7% of our consolidated sales were generated by our wholesale operations and approximately 72.3% of our consolidated sales were generated by our retail dispensary operations. For the fiscal year ended December 31, 2022, medical-use sales and adult-use sales contributed approximately 60% and 40% of our consolidated revenues, respectively.
For the fiscal year ended December 31, 2022, approximately 22% of our consolidated sales were generated in Illinois where 79% of our consolidated sales were in adult-use products. Approximately 25% of our consolidated sales were generated by our Florida operations, where all sales are medical products and generated by our retail stores given the vertical integration requirements of Florida’s cannabis regulations. Verano is not dependent upon any single customer, or a few customers and the loss of any single customer or a few customers would not have a material adverse effect on our business or financial results.

Some of the states in which we operate have regulations that restrict marketing and sales activities of cannabis products. Restrictions may specify what, where and to whom cannabis product information and descriptions may appear or be advertised. Marketing, advertising, packaging and labeling regulations for cannabis products also vary from state to state, potentially limiting the consistency and scale of consumer branding communications and product education efforts. We strive to deploy a diverse range of marketing and brand recognition strategies that comply with applicable local and state laws and regulations.
In medical cannabis markets we seek to educate patients and potential patients about our products and medical dispensaries through certifying physicians, community outreach events and on-going staff training and education. For adult-use markets, we seek to educate customers and potential customers about our products and retail dispensaries through community outreach events and on-going staff training and education. In Florida we operate a patient care call center with more than 30 staff for direct phone, email and online chat support.

Market data for medical and adult-use cannabis is limited and unreliable due to ongoing regulatory changes and unreliable market information on supply levels. Market data for more established markets expanding into adult-use of cannabis are generally more reliable than market data for medical cannabis in states launching their initial programs. We rely largely on our own market research to forecast sales based upon historical sales, demographics, regulatory changes, demand, competition and similar consumer driven research.
Cultivation and Production
The cultivation and production of cannabis products requires licensing and permitting by each state where operations are conducted. As of March 28, 2023, we actively operate 14 production facilities with over 1,000,000 square feet of cultivation capacity.
Each manufacturing suite is built to ISO 8 clean room specifications and employs advanced nutritional and pharmaceutical formulations technology for the most optimal delivery methods. Our cultivation grows pesticide-free to meet testing, inventory and other applicable state regulatory requirements. We have implemented and adhere to standard operating procedures across all of our cultivation and manufacturing facilities.
Although cannabis is an agricultural product, our cultivation methodologies employ a perpetual harvest system whereby plants are propagated and harvested on a staggered schedule. This ensures limited variability in the availability of finished products and minimizes the otherwise cyclical or seasonal nature of the plant-based business.
Components
The principal components in the production of our consumer packaged products include cannabis grown internally or acquired through wholesale channels, other agricultural products, and packaging materials (including glass, plastic and cardboard) acquired through wholesale channels. Almost all raw material input, except packaging materials, used to produce our cannabis consumer packaged goods are cultivated or processed internally for further use in the manufacturing process.
Due to the U.S. federal prohibition on cannabis, we must source cannabis within each individual state in which we operate. While there are opportunities for centralized sourcing of some packaging materials, given each state’s unique regulatory requirements, we believe multi-state operators currently do not have access to nationwide packaging solutions.
Environmental
Similar to traditional agricultural practices, the cultivation and processing of cannabis can impact the environment through waste, energy use, air pollutants, agriculture water runoff and soil degradation, with the extent of these environmental impacts being contingent on the methods of cultivation and production employed. The cannabis industry has been in its early stages and as the cannabis industry continues to mature and expand in connection with increasing legalization, we believe the industry will develop industry-wise business practices that include comprehensive environmental sustainability in accordance with emerging state regulatory requirements. The establishment of cooperative policies and standards across local, state, regional, and national levels for both cannabis and hemp markets will be pivotal to advancing environmental sustainability across the cannabis industry.
Organic plant waste and single-use consumer packaging make up a significant portion of the waste generated from the industrial-scale cultivation and processing of cannabis. In many states, cannabis waste must be rendered “unusable” and “unrecognizable” before it is then required to be mixed with non-cannabis waste to achieve a ratio of 50% cannabis waste and 50% non-cannabis waste. While many states offer various alternatives that may be mixed with cannabis waste, cultivation sites may be unable to provide sufficient volumes of non-cannabis waste to reach the necessary ratio without adding superfluous waste or having to haul in additional waste to augment.

Cannabis is an energy-intensive crop, especially when cultivated indoor. Energy is needed for lighting, environmental controls, and hydration at indoor cultivation operations. Access to energy infrastructure (power grids) can be a challenge that can cause a temporary reliance on generators that run on fossil fuels that impact air quality. Indoor cultivation is our primary method of cultivating cannabis due to the market demand for consistent, high-quality cannabis products year-round, regardless of adverse weather and fluctuating daylight. According to the National Cannabis Industry Association, as of October 2020, an estimated 63% of commercial cannabis cultivation has been conducted indoors with another 20% conducted in partial indoor operations, such as greenhouses. In 2021 and currently, almost all of the Company’s cultivation is indoor. We expect to conduct substantially all cultivation and production in indoor facilities.
In addition to generated electricity, the cultivation and processing of cannabis and the transportation of cannabis products all contribute to air emissions. Cannabis, like many other crops, often relies upon water supplied through artificial irrigation. Agricultural runoff from cannabis cultivation can contain wastewater pollutants, which can have an impact on the environment. Soil erosion, nutrient loss, reduction in organic carbon stored within the soil, and increased acidity are all linked to traditional agriculture practices, although such environmental impacts are more prevalent in outdoor cultivation.
We believe that cannabis businesses that incorporate environmentally sustainable practices must start with a comprehensive plan for cultivation and production that enables operators to consider the short, medium, and long-term impacts of their operations. Such a plan must have timelines for implementation, objective metrics to gauge progress, standards to monitor compliance and periodic evaluation of the plan itself.
We are in the process of evaluating our operations in order to structure a comprehensive cultivation plan that considers the short, medium, and long-term environmental impacts of the Company’s operations, and in doing so we have identified emerging agricultural practices that promote environmental sustainability that could be applied to the cannabis industry. An early-stage practice for managing plant waste involves on-site anaerobic digestion that uses the plant waste to generate and capture methane, carbon dioxide, and nutrient-rich fertilizer which provides diversion from landfills and the reuse of plant waste. Cultivation and retail cannabis facilities could collaborate on establishing practices that promote and integrate reusable and refillable containers for their products, instead of disposable single-use packaging designs. Through proactive planning and the leveraging of business networks, the cannabis industry could collaboratively pursue more energy-efficient practices. Implementing LED lighting and more efficient HVAC systems helps reduce energy use in indoor grow facilities. Optimizing space utilization and scheduling the use of high energy equipment around peak demand can also reduce the energy impacts of the cannabis industry. Existing emission control technologies have the potential to be broadly applied across the cannabis industry to mitigate adverse air quality impacts. Industry best practices could focus on minimizing water usage and agriculture runoff as well as eliminating adverse impacts to water quality from any discharges back into the environment.
Federal legalization of cannabis would open access to federal programs, such as the U.S. Department of Agriculture for financial and technical assistance, the Small Business Administration for loan assistance, the Environmental Protection Agency for grants, technical assistance, education, research, and traditional funding through nationally recognized financial institutions. Federal legalization also can advance the industry while protecting consumers and the environment with a national regulatory structure that considers environmental sustainability.
We believe we are compliant with all applicable environmental regulations and laws and properly dispose of toxic and hazardous substances used in the Company’s operations. Expenditures for compliance with environmental laws and regulations historically have not been material to the Company’s financial results, but could become an increasing expense for the Company as we develop and implement a comprehensive plan for environmentally sustainable practices and if enhanced environmental laws and regulations are enacted for the cannabis industry.
Employees and Human Capital
The Company recruits, hires and promotes individuals that it believes are best qualified for each position, priding itself on using a selection process that recruits people who are trainable, cooperative and share our core values as a company. As of March 28, 2023, the Company had approximately 3,780 employees across its consolidated operating jurisdictions, including corporate, retail, cultivation and processing, both full- and part-time employees, and including but not limited to: finance and accounting, legal, human resources, regulatory and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, and real estate.

We offer a comprehensive package of company-sponsored benefits to our employees. Eligibility depends on the full-time or part-time status, employee location and other factors, and benefits include medical and dental plans, disability insurance, a 401(k) retirement and savings plan, employee assistance programs and life insurance. Additionally, we believe in aligned incentives and utilize employee stock and incentive plans for a competitive total rewards program. We did not experience any work stoppages in 2022 and we consider our relationship with our employees to be good.

Approximately 340 employees who work in our New Jersey cultivation and dispensary operations are covered by a collective bargaining agreement entered into with United Food and Commercial Workers International Union Local 360. Union elections at Lombard, Illinois, Highland Park, Illinois, Chicago, Illinois, Phoenix, Arizona, and Germantown, Maryland retail dispensaries in favor of union representation were recently certified and collective bargaining discussions at those locations have begun. The terms of the collective bargaining agreements have not been determined at this time.
Information about Our Directors and Executive Officers
The below table and biographies provide information regarding the Directors and the Company’s executive officers as of March 28, 2023.

Name and Age	Positions

George Archos Age: 43	Chairman & Chief Executive Officer

R. Michael Smullen Age: 68	Director & Executive Director of MÜV Enterprises

Lawrence R. Hirsh(1),(2) Age: 60	Director

Cristina Nuñez(1), (2) Age: 38	Director

John Tipton Age: 63	President

Brett Summerer Age: 46	Chief Financial Officer

Darren Weiss Age: 39	Chief Operating Officer, Chief Legal Officer, General Counsel & Secretary

Aaron Miles Age: 44	Chief Investment Officer

Destiny Thompson Age: 42	Chief People Officer
(1)Member of the audit committee of the Board.
(2)Member of the compensation committee of the Board.

George Archos, Chairman and Chief Executive Officer
Mr. Archos has served as Chairman and Chief Executive Officer of the Company since February 2021 upon consummation of the RTO. Mr. Archos co-founded Verano LLC in September 2017 and served as Verano LLC’s Chairman and Chief Executive Officer until February 2021 when Verano LLC became a subsidiary of the Company in the Go Public Transactions. Mr. Archos entered the cannabis industry in 2014 when he founded Ataraxia Grow and Labs, an Illinois based medical cannabis growth and cultivation company (“Ataraxia”), where he led Ataraxia’s successful effort to obtain one of the first issued medical cannabis cultivation licenses in Illinois. Mr. Archos began his career in the hospitality industry in 2001 and is President and Owner of eight restaurants located throughout Illinois. Mr. Archos attended Loyola University in Chicago where he studied communications and philosophy. As a co-founder of Verano LLC, Mr. Archos brings to the Board substantial insight and business experience with respect to the cannabis industry, the founding and building of Verano LLC and leading the Go Public Transactions, as well as his successful investment and business experience in logistics, delivery and operations business verticals in the cannabis and restaurant industries.
R. Michael Smullen, Director and Executive Director of MÜV Enterprises
Mr. Smullen has served as a Director of the Company and Executive Director of MÜV Enterprises since February 2021 upon consummation of the RTO, Mr. Smullen served as Corporate Secretary of the Company from February 2021 until December 31, 2021. Mr. Smullen co-founded AltMed in October 2014 and served as AltMed’s Chief Executive Officer and Chairman until February 2021 when the AME Group was acquired by the Company in the Go Public Transactions. Prior to entering the cannabis industry, Mr. Smullen spent 31 years in the pharmaceutical and biotech industries, where he built and led commercial operations for several companies. From May 1994 to July 2007, Mr. Smullen held various executive-level positions with MedImmune, LLC, a pharmaceutical company based in Maryland (“MedImmune”), which successfully launched the first monoclonal antibody approved in the U.S. for an infectious disease. In 2007, Mr. Smullen was part of the executive team that secured MedImmune’s $15.6 billion acquisition by AstraZeneca plc. Mr. Smullen graduated from Norwich University in 1976 and holds degrees in History and Criminal Justice. Mr. Smullen brings to the Board substantial insight with respect to the cannabis industry and extensive senior management experience through his leadership positions with the AME Group as well as his successful business experience in building and integrating business operations and acquisitions in the cannabis, pharmaceutical and biotech industries.

Lawrence Randall Hirsh

Mr. Hirsh joined the Board as a Director in August 2022. Since 2020, Mr. Hirsh has provided consulting services to various companies on financial and operational matters through LRHIRSH, LLC. From 2002 to 2020, Mr. Hirsh served as a managing director of Alvarez & Marsal North America, LLC (“A&M”), a leading interim management and operational improvement implementation firm providing services in 40 countries with over 5,000 professionals. Mr. Hirsh co-founded the A&M Atlanta office and served as co-business unit leader for A&M’s Southeastern U.S. Corporate Restructuring Practice and on the Executive Committee of A&M’s North American Corporate Restructuring Practice. While at A&M, Mr. Hirsh served in advisory, interim management and director roles for clients, including various appointments as interim chief operating officer, chief financial officer and chairman of the board. Prior to joining A&M, Mr. Hirsh was a partner at Arthur Andersen LLP from 1995 to 2002 where his responsibilities included Southeast Leader for the U.S. Corporate Restructuring Practice and Atlanta and Southeast Leader for the Business Valuation Practice. Clients Mr. Hirsh has served include both public and private companies in a variety of industries, including transportation, logistics, healthcare, real estate and construction, financial services, manufacturing, and wholesale distribution. Over the past ten years, Mr. Hirsh has served on various boards of directors including as chairman, audit committee chair, compensation committee chair and as a board designee for investors and lenders. Mr. Hirsh also is currently serving as a board member for affiliated real estate investment funds at the request of the investment manager and as chairman of an engineering and project management company. Mr. Hirsh holds a Bachelor of Business Administration from the University of Florida and is a certified public accountant, certified turnaround professional and a member of the American College of Bankruptcy.

Cristina Nuñez, Director
Ms. Nuñez has served as a Director of the Company since February 2021 upon the consummation of the RTO. Ms. Nuñez is a Partner with True Beauty Ventures, which she co-founded in April 2020. True Beauty Ventures is an emerging growth venture capital fund focused on identifying, partnering with, and scaling beauty, wellness and personal care companies. Prior to launching True Beauty Ventures in 2020, Ms. Nuñez spent half of her career as an operator in beauty and wellness. From May 2017 through April 2019, she was the General Manager and Chief Operating Officer of Clark’s Botanicals, a clean, botanical skincare brand with international ecommerce and prestige wholesale distribution. From October 2014 to May 2017, Ms. Nuñez held various executive leadership and operating roles at Laura Geller Beauty, a global, prestige makeup brand. Ms. Nuñez spent seven years with various prominent private equity firms and investment banks, including Tengram Capital Partners, L Catterton and UBS. Ms. Nuñez graduated magna cum laude from Duke University in May 2007 and holds a Bachelor of Arts with Highest Distinction in Public Policy Studies and Political Science. Ms. Nuñez’s work experience in private equity and investment banking brings financial analysis and capital markets expertise to the Board, while her experiences with emerging growth companies in scaling their operations adds substantial value in assessing and implementing the Company’s strategic plan as it scales its operations in the emerging cannabis markets.
John Tipton, President
Mr. Tipton has served as President of the Company since February 2021 upon consummation of the RTO. Beginning in 1997, Mr. Tipton served as Chief Executive Officer of Artesian Farms, Dickman Investments and Plants of Ruskin, a subsidiary of the Company since February 2021 upon the consummation of the Go Public Transactions. Mr. Tipton’s acumen in accounting, finance, agriculture, and construction, developed through his experience as founder and Chief Executive Officer of Plants of Ruskin, have been directly applied in his role as President of the Company. As Chief Executive Officer of Plants of Ruskin, Mr. Tipton successfully spearheaded the acquisition of a highly coveted vertically integrated medical marijuana treatment center license in Florida. From 1989 to 1997, Mr. Tipton acted as Chief Financial Officer of Harloff Farms. Mr. Tipton earned a degree in accounting (magna cum laude) from Wheeling College in 1988 and has been a registered certified public accountant since 1993.
Brett Summerer, Chief Financial Officer
Mr. Summerer has served as Chief Financial Officer of the Company since January 2022. Mr. Summerer joined the Company in December 2021, and at that time served as a financial consultant for the Company until his appointment to Chief Financial Officer. Mr. Summerer brings more than 21 years of diverse leadership experience to the Company’s executive team. Throughout his career, he has held leadership positions of increasing responsibility across multiple information technology, manufacturing, and consumer packaged goods (“CPG”) companies. Mr. Summerer began his career in the information technology sector at Modern Engineering, and while serving as Head of Information Technology, he managed the firm’s budget, vendor contracts, and operational integration for acquisitions. After earning an MBA in 2005, he joined General Motors in 2006, working in Financial Planning and Analysis, Controller and Chief Financial Officer positions in the U.S. and Asian markets. He joined Corning Incorporated in 2016 and served as the head of Financial Planning and Analysis and Supply Chain Finance, and in 2018 gained pharmaceutical industry experience as the Head of Finance for their pharmaceutical business. In 2019, Mr. Summerer served as Vice President, Head of Supply Chain Finance and Chief Financial Officer of The Kraft Heinz Company’s U.S. Operations, where he led all aspects of the CPG company’s financial activities across its extensive national manufacturing footprint in its largest market. Mr. Summerer received two bachelor’s degrees from Michigan State University in 1999 in Electrical Engineering and Computer Science and received his master’s degree as well in Electrical Engineering in 2000. He received an MBA from the University of Michigan in 2005 and has been a certified public accountant in the state of Illinois since 2007.

Darren Weiss, Chief Operating Officer, Chief Legal Officer, General Counsel and Secretary

Mr. Weiss has served as Chief Legal Officer and General Counsel of the Company since February 2021 upon the consummation of the RTO, as Chief Operating Officer since October 2021 and as Secretary since January 1, 2022. Mr. Weiss joined Verano LLC in September 2017 and served as Verano LLC’s General Counsel until February 2021 when Verano LLC became a subsidiary of the Company in the Go Public Transactions. From March 2015 to September 2017, Mr. Weiss was a Principal at Offit Kurman, P.A. based in the firm’s Baltimore, Maryland office, where he led the firm’s cannabis practice, which he co-founded. Offit Kurman was awarded a Maryland Daily Record’s 2016 Innovator of the Year prize for its cannabis practice. Mr. Weiss currently sits on the Executive Committee and Board of the Maryland Wholesale Medical Cannabis Trade Association, was named to the Baltimore Business Journal’s 40 Under 40 List and was identified as a 2017 People to Know in the Law. Mr. Weiss received his bachelor’s degree magna cum laude from Washington University in St. Louis in 2005 and his Juris Doctorate cum laude from George Mason University School of Law in 2010. Prior to his legal career, from 2005 through 2007, Mr. Weiss worked as a business consultant with performancesoft, Inc. (later Actuate Corp.), where he provided performance management and business operational consulting services for public and private-sector clients.
Aaron Miles, Chief Investment Officer
Mr. Miles has served as Chief Investment Officer of the Company since June 2021. Mr. Miles joined Verano LLC in September 2020 and served as Head of Investor Relations of Verano LLC and of the Company upon consummation of the RTO, until his promotion to Chief Investment Officer in June 2021. Mr. Miles has worked in a finance capacity for more than 19 years with capital markets, investor relations, treasury, mergers and acquisitions and communication responsibilities throughout a career that has spanned organizations including Cresco Labs, Inc. from September 2018 to May 2019 and December 2019 to September 2020, the New York Stock Exchange from May 2019 to December 2019, Tribune Publishing from June 2017 to August 2019, Navigant Consulting from December 2014 to June 2017, the CME Group from May 2011 to October 2014, and Abbott Labs from June 2008 to May 2011. Mr. Miles graduated from Central Michigan University in 2002 with a Bachelor of Science in Economics, and from Walsh College in 2005 with a Master of Science in Finance.
Destiny Thompson, Chief People Officer
Ms. Thompson has served as the Chief People Officer of the Company since October 2021. In this role, Ms. Thompson is responsible for leading the Company’s overall people strategy, which includes workforce planning; talent management; learning and development; diversity, equity, and inclusion; acquisitions and integration and overall employee engagement to support the future growth of the company. Ms. Thompson has over 20 years of human resources experience in professional and financial services firms. Her expertise is leading and transforming companies in various industries through their next evolution of supercharged growth, building and scaling the people function to align to the overall business long-term strategy and revenue goals while also maintaining the people first philosophy and culture through continual innovation and change. She has experience in various industries, including technology, higher education, life sciences and financial services. For the 18 months prior to joining the Company, Ms. Thompson served as the Chief Human Resource Officer at Stout, an investment banking and financial services firm where she served on the executive team leading Stout’s people strategy. Previously Ms. Thompson spent 15 years at Huron Consulting Group leading and scaling many businesses globally for transformative growth. Ms. Thompson earned her B.A. in English Literature at Purdue University. She is a member of Chief, a private network of C-level women that share and cross-pollinate ideas across many industries. Ms. Thompson also serves on the Expert Council for Hacking HR, leading and contributing to conversations about the future of human resources and the evolving workforce.

Specialized Skill and Knowledge
We believe Verano is a leader in our industry and in order to maintain a leadership position, we rely on a motivated and experienced team, focused on offering the highest quality products and services to our customers in a highly-regulated industry. We employ a diverse group of individuals, hand-picked for their respective administrative, operational, or financial expertise, and where appropriate, for their experience and demonstrated skill in the cultivation and operations of medical and adult-use cannabis.
We have established training and education tools designed to align employee training efforts and resources with our core principles and strategic goals. Employees are expected to complete continued training and education annually. Our training tools are designed to be flexible to include new policies and procedures, and can be revised as necessary based on new or ongoing operational concerns, management observations, regulatory changes and new or improved practices. Our employees undergo significant and diverse training, tailored to each employee based on their function and business-lines. Training includes but is not limited to the following topics: (i) applicable laws, rules, and regulations; (ii) propagation, cloning, and nursery management; (iii) transplanting and vegetative growth; (iv) fertigation and nutrient management; (v) irrigation and water conservation; (vi) integrated pest management and biosecurity; (vii) flower canopy management; (viii) harvesting; (ix) drying and curing; (x) waste and disposal procedures; (xi) trimming and packaging preparation; (xii) sampling, laboratory testing, and quality assurance; (xiii) extraction, infusion, and food handling; (xiv) surveillance and security; (xv) inventory control; (xvi) emergency preparedness and response; (xvii) diversion control and prevention; (xviii) health, safety, sanitation and hygiene; (xix) recordkeeping and reporting: (xx) recall and quarantine procedures; (xxi) regulatory inspection preparedness; and (xxii) law enforcement interactions.
Social Equity
We believe that a more diverse and community focused cannabis industry leads to a more sustainable, inclusive and responsible one. We aim to foster a more equitable industry where participation and success are possible regardless of the numerous factors that have historically held many people, businesses, and communities back. To support the growth of an inclusive cannabis industry, we are implementing social equity initiatives at the national level and in states and municipalities in which we operate. The social equity programs are generally designed to develop and carry out initiatives that seek to provide support and create opportunities in the cannabis industry for deprived communities, people of color and other disadvantaged minorities. In each state of operation, we seek to partner with local organizations to provide education, entrance into the cannabis industry, or other growth opportunities to both our employees and the community. To date, we have partnered with Legal Aid Chicago to host a virtual expungement and record sealing clinic to provide relief for those with nonviolent cannabis offenses. Throughout 2022, we also orchestrated an effort across all 13 states we actively operate in to generate awareness and funds benefiting Mission Green, an organization that provides clemency, expungement and pardon support and advocacy for nonviolent individuals convicted of cannabis-related crimes, which yielded more than $140,000 in proceeds. In Florida, we provide medical cannabis education through certifying physicians, community outreach events and ongoing staff education, all of which are supported by a patient care call center with dozens of staff members for direct phone, email and online chat support. At the state and local level, we have focused on the region to create volunteer opportunities for employees and donate to charitable organizations, including matching employee donations.
Nationally, Verano has made major charitable contributions to the Lynn Sage Breast Cancer Foundation, provided endowments for first generation college students, and hosted employee volunteer days. We plan to continue and expand these partnerships and events at the national, state and local levels to increase social equity in the cannabis industry.
Many states and cities have implemented social equity programs in connection with the legalization of medical or adult-use cannabis. These programs attempt to ensure that people of color, other disadvantaged minorities and those with marijuana offenses prior to legalization, be afforded an opportunity to participate in a meaningful way in the cannabis industry. As new medical and adult-use legislation is passed, multi-state operators such as the Company may be prevented, limited or discouraged from obtaining new licenses, renewing licenses or from participating in new markets or existing markets.

Implications of Being an Emerging Growth Company

The Company qualifies as an “Emerging Growth Company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As an Emerging Growth Company, the Company may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not Emerging Growth Companies. These provisions include:

●	Reduced disclosure about the Company’s executive compensation arrangements;
●	Exemption from new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;
●	Exemptions from non-binding shareholder advisory votes on executive compensation or golden parachute arrangements; and
●	Exemption from the auditor attestation requirement in the assessment of the Company’s internal control over financial reporting.
The Company may take advantage of these exemptions until the Company no longer qualifies as an Emerging Growth Company. The Company has elected not to use the extended transition period for adopting new or revised financial accounting standards and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not Emerging Growth Companies.

The Company would cease to be an Emerging Growth Company on the first to occur of the following: (i) if the Company has more than $1.07 billion in annual revenues as of the end of a fiscal year, (ii) if the Company is deemed to be a “large accelerated filer” under the rules of the SEC, (iii) if the Company issues more than $1.0 billion of non-convertible debt over a three-year period, and (iv) five years after an offering to the public of the Company’s equity securities pursuant to an effective registration statement under the Securities Act. We would be deemed to be a “large accelerated filer” if the following three conditions are met: (a) the market value of the Subordinate Voting Shares held by non-affiliates exceeds $700 million as of the last business day of the Company’s most recently completed second fiscal quarter, (b) we were subject to Exchange Act reporting requirements for at least 12 calendar months and (c) we filed at least one annual report on Form 10-K with the SEC.
Available Information
The Company’s website address is www.verano.com. Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this Form 10-K, unless otherwise noted.
The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Canadian securities authorities also maintain an Internet site (www.sedar.com) that contains reports, circulars, annual information statements and other information regarding the Company.
ITEM 1A. RISK FACTORS.
The Company is subject to risks, certain of which are described below. The occurrence of any one or more of these risks or uncertainties could have a material adverse effect on the value of any investment in the Company and the financial condition or operating results of the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business operations. Due to the nature of the Company and its business, investors should carefully consider all such risks, including those set out in the discussion below, together with the other information in this Form 10-K and our other filings with the SEC and Canadian Securities Administrators, together with the other information in this Form 10-K and our other filings with the SEC and Canadian Securities Administrators.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

•the impacts of economic uncertainty stemming from inflation, rising interest rates, supply shortages, changes in consumer and business confidence, political unrest and conflicts and disruptions in U.S. and global markets;
•the impacts of COVID-19 on us, the U.S. and global markets;
•our limited operating history;
•reporting and regulatory requirements resulting from the fact that we are an SEC reporting company in addition to a public reporting company in Canada;
•heightened scrutiny from Canadian government and regulatory authorities;
•our outstanding indebtedness and potential future indebtedness;
•reliance on management and the potential for fraudulent activity by employees, contractors and consultants;
•uninsured or under insured losses;
•potential product liability and recalls;
•our reliance on the performance of our subsidiaries and affiliates;
•our expansion-by-acquisition strategy;
•the unconventional due diligence process in the cannabis industry;
•the integration and operation of acquired businesses;
•our lack of portfolio diversification;
•existing competition and new market entrants;
•the introduction of synthetic alternatives to cannabis products by pharmaceutical and other companies;
•the immaturity of the cannabis industry and limited comparable, competitive and established industry best practices;
•the availability of third-party suppliers, contractors and manufacturers, and availability of raw or other materials;
•wholesale and retail price fluctuations;
•rising or volatile energy costs;
•public opinion and perception of the cannabis industry;
•agricultural and environmental risks and the impacts of regulations on the cannabis industry and environmental protections;
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
•required public disclosure and governmental filings containing personal information of our officers, investors and other stakeholders;
•the ability to, and constraints on, promoting and marketing cannabis products;
•the potential limitations on our ability to enforce our contracts or any liens granted to it;
•the ability to access capital markets and the availability of financing opportunities;
•the lack of access to federal bankruptcy protections in the U.S.;
•limited intellectual property protection available for cannabis products and the potential infringement by third parties;
•reliance on information technology systems, the potential disclosure of personal information of patients and customers and cybersecurity risks;
•our elimination of monetary liability and indemnification rights against its directors, officers and employees under British Columbia law;
•our dual class capital structure with Class A subordinate voting shares and Class B proportionate voting shares;
•our shareholders’ limited participation in our affairs;
•our expectation to not declare or pay out dividends;
•our ability to refinance our indebtedness and the terms of any such refinancing;
•litigation costs, including any damages, in connection with the pending Goodness Growth Holdings, Inc. (“GGH”) litigation;
•any determination of impairment to our assets; and
•the taxation of cannabis companies in the U.S.

Risks Related to Our Business and Operations – General

We remain subject to risks and uncertainties as a result of recurrent outbreaks of the COVID-19 virus, which could adversely affect our business, financial condition and results of operations.

The outbreaks of COVID-19 (and various strains of COVID-19) have resulted in federal, state and local governments in the U.S. and worldwide enacting emergency measures to combat the spread of the virus. These measures, which have included the implementation of business shutdowns, vaccine mandates, travel bans, quarantine periods and social distancing, have caused material disruption to businesses in the U.S. and globally. In addition, governments and central banks previously have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions caused by these emergency measures. The recurrence, duration and impact of additional COVID-19 outbreaks is unknown. It is unknown to what extent, if any, governments would enact emergency measures or intervene with monetary relief if there are additional outbreaks of strains of COVID-19. It is not possible to reliably estimate the length and severity of any future outbreaks of COVID-19 and the impact on the financial results and condition of the Company in future periods.

Effects caused by COVID-19 outbreaks on our business to date have included increased construction costs due to shortages of raw materials, a slowdown in the production and delivery of mechanical and other components needed in the construction or maintenance of facilities, labor shortages and other supply shortages and price increases in operating our business.

Challenging U.S. and global economic conditions may negatively impact our business, financial condition and results of operations.

Disruptions and volatility in U.S. and global financial markets, inflation, recession and declining consumer and business confidence could lead to decreased levels of consumer spending and higher costs. Our operations could be affected should a recession occur or rising inflation, the unemployment level or rising interest rates reach levels that influence consumer trends and spending and, consequently, impact the Company’s sales volume, pricing, cost of goods and profitability. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to increase or reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of a recession or other disruptions in the U.S. credit and financial markets and adverse U.S. and global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition and results of operations.

We are still an early-stage company and we may experience unforeseen operating difficulties inherent in an early-stage business, which could negatively impact our business, financial condition and results of operations.

The Company is in its early stages. As the Company expands and develops, unanticipated expenses and problems or technical difficulties may occur which may result in material delays in the operation of our business. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease all or material portions of our operations and it could impair the value of the Subordinate Voting Shares to such an extent that investors may lose their entire investment.

We expect to continue to commit significant resources and capital to develop and expand in our existing geographic markets, enter and develop new geographic markets, market existing products and services and develop new products and services. We cannot assure that we will achieve market acceptance in new geographic areas or for our products and services that we may offer in the future. Moreover, we may face significant competition with offerings by new and existing competitors in the cannabis business. In addition, expansion into new markets and the development of new products and services may pose a variety of challenges and require us to attract and retain additional qualified employees. The failure to successfully expand current markets, enter new markets, develop and market new products and services, or attract and retain qualified employees could seriously harm our business, financial condition and results of operations.

The Company became an SEC reporting company in June 2022 in addition to remaining a public reporting company in Canada, resulting in us incurring significant legal, accounting and other expenses that we did not incur as a public reporting company only in Canada. Our Board and management must devote substantial time to new compliance initiatives, corporate governance practices and securities rules and regulations that impose various requirements on U.S. public companies. These additional costs and management attention could negatively impact our business, financial condition and results of operations.

As a public issuer in Canada, the Company is subject to the reporting requirements and rules and regulations under Canadian securities laws and the rules of the CSE. As a public issuer in the U.S., the Company is also subject to the rules and regulations of the SEC and the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Application of both existing or new U.S. or Canadian regulatory requirements may have adverse consequences on our ability to issue securities to acquire companies or to raise capital in private placements or prospectus offerings.

As a public company, there are costs associated with legal, accounting and other expenses related to regulatory compliance in Canada as well as in the U.S. Securities legislation and the rules and policies of Canadian Securities Administrators, the CSE and the SEC require reporting and listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. Complying with these U.S. and Canadian statutes, regulations and requirements, particularly after we no longer qualify as an Emerging Growth Company, occupies a significant amount of time of our Board and management.

Shareholder activism, the political environment and a high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which could then result in additional compliance costs and affect the manner in which we operate our business. We also devote greater resources than a non-reporting company otherwise would on communications and other activities involving shareholders, investors and analysts which are typically considered important for publicly traded companies. Any new regulations or disclosure obligations or additional shareholder communications and activities may increase our legal and financial compliance costs and may make some compliance activities more time-consuming and costly.

Our management must devote substantial time and cost to the establishment, modification and maintenance of effective internal controls required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”). These requirements take additional time resources and increase our legal and financial compliance costs. If we are unable to maintain effective internal controls, our ability to produce timely and accurate financial statements could be impaired, investors could lose confidence in our financial information and the price of our Subordinate Voting Shares could decline.

Prior to becoming a U.S. reporting company in June 2022, we did not have to comply with Section 404(a) of SOX regarding internal control over financial reporting. As a U.S. reporting company, we are now required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Beginning with our next filing of an Annual Report on Form 10-K with the SEC, our management will be required to furnish a report on our internal controls over financial reporting. In addition, once we no longer qualify as an Emerging Growth Company, on an annual basis, our independent registered public accounting firm at such time will be required, pursuant to Section 404(b) of SOX, to attest to the effectiveness of our internal control over financial reporting and we will be required to include such attestation in our Annual Report on Form 10-K.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. These requirements require additional time resources and increase our legal and financial compliance costs. In this regard, we will need to (i) continue to dedicate internal resources and potentially engage outside consultants, (ii) maintain an on-going work plan to assess and document the adequacy of internal control over financial reporting, (iii) continue steps to improve control processes, as appropriate, (iv) validate, through testing, that controls are functioning as documented, and (v) maintain a continuous reporting and improvement process for internal control over financial reporting. We cannot predict or estimate the amount of time resources and additional costs we may incur or the impact and timing of such use of resources and costs. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal controls over financial reporting.

We will continue to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a U.S. public reporting company, including complying with Section 404(a) of SOX regarding internal control over financial reporting. The U.S. labor market is competitive, and the professionals and other personnel we desire to hire will be sought after by other public companies. We may not be able to attract, hire and retain a sufficient number of qualified management, accounting and other personnel to enable us to maintain sufficient internal control over financial reporting and comply with other public company requirements. In addition, any testing by us conducted in connection with Section 404 of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses that may require prospective or retrospective changes to our consolidated financial statements, or identify other areas for further attention or improvement. Inferior internal controls could impair our ability to produce timely and accurate financial statements and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares.

Despite the efforts we are undertaking, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404 of SOX. If within the prescribed time frame, we cannot favorably assess the effectiveness of our internal control over financial reporting, or if after we cease to be an Emerging Growth Company, our independent registered public accounting firm at such time is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our Subordinate Voting Shares could decline.

As a British Columbia corporation with cannabis-related business activities, the Company may be subject to heightened scrutiny by Canadian authorities, which could negatively affect our business, financial condition and results of operations.

The business, operations and investments of the Company in the U.S., and any future businesses, operations and investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with Canadian public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of restrictions on our ability to invest or hold interests in other entities in the U.S. or any other jurisdiction.

The Canadian Securities Administrators’ Staff Notice 51-352 describes the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for Canadian issuers with U.S. cannabis-related activities, and includes additional disclosure expectations that apply to all Canadian issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as Canadian issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

The Canadian Depository for Securities Ltd. (“CDS”) is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. CDS has signed a Memorandum of Understanding (the “TSX MOU”) with Aequitas NEO Exchange Inc., the CSE and the Toronto Stock Exchange confirming that it relies on such exchanges to review the conduct of listed issuers. Pursuant to the TSX MOU, CDS currently will not ban accepting deposits of or transactions for clearing and settlement of securities of Canadian issuers with cannabis-related activities in the U.S.

However, there can be no guarantee that the settlement of such securities will continue in the future. If CDS were to implement a ban, it would have a material adverse effect on the ability of holders of Subordinate Voting Shares to make and settle trades. In particular, the Subordinate Voting Shares would become highly illiquid until an alternative was implemented, and our shareholders would have no ability to effect a trade of the Subordinate Voting Shares through the facilities of a Canadian stock exchange.

The Company and certain of our subsidiaries are borrowers under secured debt facilities, and we may be unable to repay, renew or refinance our indebtedness when it becomes due. Further, our debt facilities contain covenants that restrict our business and they may be difficult or costly for us to comply with. If we are unable to repay, renew or refinance our debts as they become due, it would have a material adverse effect on our business, financial condition and results of operations and the value of the Subordinate Voting Shares.

The Company and certain of our subsidiaries are borrowers of secured indebtedness and are subject to risks typically associated with secured debt financing, which are heightened by the cannabis regulatory environment in the U.S. Our cash flows could be insufficient to satisfy the amount of required payments of principal and interest and we may not be able to repay our indebtedness. Our ability to make scheduled payments of principal and interest on our indebtedness when due depends on our future cash flow which is subject to the financial performance and results of our business, the value of our assets, prevailing economic conditions, the cannabis regulatory environment, prevailing interest rate levels and other financial, competitive and operational factors impacting the cannabis industry, many of which are beyond our control.
The covenants of our indebtedness limit our ability to engage in activities that may be in the Company’s long-term best interest. In addition, compliance with the financial, operational and reporting covenants increases our legal and financial costs, make certain activities more difficult or restricted, and may be time-consuming or costly and increase demand on the Company’s systems and resources. Our failure to comply with any of these covenants could result in a default, which could result in increased default interest rates, the acceleration of repayment of our debt or our lenders’ foreclosure on our assets securing our indebtedness.

We may not be able to renew or refinance our indebtedness, including indebtedness under the 2022 Credit Agreement, on substantially similar terms, or at all. Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including the liquidity and volatility of the overall lending and capital markets, the cannabis regulatory environment and the current state of the economy, including the cannabis industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay higher interest rates and additional fees and expenses, and we may have to agree to terms that could increase the cost of our indebtedness structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay our indebtedness, which may result in a default under our indebtedness, which could result in our lenders’ foreclosure on our assets securing our indebtedness.

The Company and our subsidiaries may incur additional indebtedness, and we may be unable to borrow on better or substantially similar terms to our existing indebtedness. New indebtedness facilities may contain covenants that further restrict our business and they may be difficult or costly for us to comply with. If we were to incur additional indebtedness that increases the cost of our indebtedness structure, it would have a material adverse effect on our business, financial condition and results of operations and the value of the Subordinate Voting Shares.

We may incur additional indebtedness. As funds are borrowed, additional interest and debt service increases the expense of operating our business. In addition, lenders of future borrowings may require additional restrictions on our business and operations and additional assets to secure our obligations. Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including the liquidity and volatility of the overall lending and capital markets, the cannabis regulatory environment and the current state of the economy, including the cannabis industry. We may have to pay higher interest rates and additional fees and expenses, and we may have to agree to terms that could increase the cost of our indebtedness structure.

We rely on the expertise of our management team and other employees experienced in the cannabis industry, and the loss of key personnel could negatively affect our business, financial condition and results of operations.

Our success largely depends upon the continued services of our executive officers and management team members. If one or more of our executive officers or management members is unable or unwilling to continue in his or her present position, we may not be able to replace such individual readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers and management members and personnel with experience in the cannabis industry. We do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any key persons could adversely affect our business, financial condition and results of operations.

There is a risk of fraudulent or illegal activity by Company employees, contractors and consultants, and any fraudulent or illegal acts could negatively affect our business, financial condition and results of operations.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and state healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; (v) contractual agreements with the Company; or (vi) our policies and code of ethics. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such investigations or actions are instituted against us, and we are not successful in defending the Company or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

We are exposed to various operational risks and natural phenomena, any of which may be uninsured or underinsured, and uninsured losses could have a material adverse effect on our business, financial condition and results of operations.

The Company may be affected by a number of operational risks and natural phenomena for which it is not adequately insured, including labor disputes; catastrophic accidents; fires; blockades or other acts of social activism; equipment defects, malfunction and failures; changes in the regulatory environment; impact of non-compliance with laws and regulations (both related and unrelated to the cannabis industry); the outbreak of a global pandemic (including COVID-19); and inclement weather conditions, hurricanes, floods, earthquakes and other natural disasters. Such risks can cause interruption of operations, shortage of staff, disruption of supply chain, market volatility, personal injury, loss of life, suspension of operations, damage to facilities, damage to or destruction of property, equipment and the environment. There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, our properties, dispensary facilities and cultivation and production facilities, or cause personal injury or death, environmental damage or have an adverse impact on our operations, costs, monetary losses, potential legal liability and adverse governmental action, any of which could have a material adverse effect on our business, financial condition and results of operations.

We plan to continuously monitor our operations for quality control and safety and to mitigate risk. However, there are no assurances that our safety procedures will always prevent damage and we may be affected by liability or sustain losses in respect of risks and hazards. Although we maintain insurance coverage, such insurance does not cover all of the potential risks associated with our business and operations, including natural disasters. The cost of insurance for companies engaged in cannabis-related activities is higher than many other industries and we may be unable to maintain insurance to cover these risks at economically feasible premiums. In addition, insurance coverage may not be available to us or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits then maintained by us, or a claim at a time when we are not able to obtain liability insurance, could have a material adverse effect on our business, financial condition and results of operations.

Our sales volumes are difficult to forecast and a failure in the expected demand for our products to materialize could have a material adverse effect on our business, financial condition and results of operations.

As a result of the early stage of the cannabis industry, ongoing U.S. state and federal regulatory and policy changes for medical and adult-use cannabis and unreliable levels of market supply, the market data available for cannabis demand is usually limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our own projections of sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the expected level of demand for our products to materialize as a result of competition, regulatory changes, technological change or other factors could have a material adverse effect on our business, financial condition and results of operations.

Past performance is not necessarily indicative of future results, and if our actual operations differ materially from management’s expectations, it could have a material adverse effect on our business, financial condition and results of operations.

We are in its early stages, and our growth is in large part attributable to acquisitions of existing cannabis businesses and licenses. The past operational performance of the Company may not be indicative of our future operating results. There can be no assurance that the revenue growth, cashflow, operating margins and other historical operating results achieved by the Company will be achieved by us going forward, and our financial performance and operating results may be materially different.

We are currently involved in litigation with GGH arising from our termination the GGH Arrangement Agreement. Any unfavorable verdict or settlement of the litigation with GGH could have a material adverse effect on our business, financial condition, results of operations and the Subordinate Voting Shares. We also may be a party to other material litigation that requires outsized expenses or results in negative outcomes that could affect our business, financial condition, results of operations and Subordinate Voting Shares.

We are currently involved in litigation with GGH. On January 31, 2022, we entered into an Arrangement Agreement (the “GGH Arrangement Agreement”) with GGH, pursuant to which we agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company. On October 13, 2022, the Company provided written notice to GGH of GGH”s breach of the GGH Arrangement Agreement and the exercise of the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against us in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, we have asserted that GGH owes us a termination fee in the amount of $14,875,000, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 8, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. We can provide no guarantees or assurances that we will be able to win or settle this lawsuit or our counterclaim on favorable terms, if at all. This lawsuit, our counterclaim and future litigation, including any shareholder litigation or governmental or regulatory investigation, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of the Subordinate Voting Shares.

The Company or our subsidiaries may become party to litigation from time to time which could be concluded in a way which is adverse to us and could adversely affect our business operations and use significant resources. Although the results of lawsuits and claims cannot be predicted with certainty, defending and prosecuting these claims is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, changes to our business practices, and could have a material adverse effect upon our business, financial condition, results of operations and the Subordinate Voting Shares.

We are subject to environmental regulations, and future changes in environmental regulations could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to environmental regulation in the various jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards, emissions standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased compliance costs, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation will not have a material adverse effect on our business, financial condition and results of operations.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may adversely affect our business, liquidity, financial condition and results of operations.

The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business and financial condition. The recent closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC") created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Band and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. We do not currently have a commercial relationship with a bank that has failed or is, to our knowledge, otherwise distressed, nor have we experienced delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
Risks Related to Our Business and Operations – Organizational Structure and Acquisition-Based Strategy
The Company is the ultimate holding company in its corporate organizational structure. As such, the Company depends on the performance of its subsidiaries and affiliates and therefore any material declines in the financial health or prospects of these entities will adversely affect our business, liquidity, financial condition and results of operations.

We are a holding company, and the vast majority of our assets are the ownership interests we hold in our subsidiaries. As a result, our investors, lenders and creditors are subject to the risks attributable to our subsidiaries. As a holding company, we conduct all of our business operations through our subsidiaries and affiliates, which generate all of our revenues. Consequently, to the extent we cannot raise funds from the issuance of debt or equity securities, our cash flow and ability to complete our business plan and growth objectives are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of our subsidiaries and affiliates to pay dividends and other distributions to us or to any of our other subsidiaries will depend on their operating results and are subject to laws and regulations which require that solvency and capital standards be maintained as well as contractual restrictions contained in mortgages, credit facilities and other similar agreements. In the event of a liquidation or reorganization of any of our subsidiaries or affiliates, lenders and trade creditors may be entitled to payment of their claims from the assets of such subsidiaries or affiliates before us. Accordingly, any decline in the financial performance or prospects of any of our subsidiaries or affiliates will adversely affect our investment in such subsidiaries or affiliates, the value of our assets and our ability to receive cashflow and realize a return on our investment.

We engage in acquisitions, dispositions and other strategic transactions, which present numerous execution risks. We may encounter unforeseen obstacles related to these transactions that would negatively impact our business, financial condition and results of operations and the Subordinate Voting Shares.

Material acquisitions, dispositions and other strategic transactions involve a number of execution risks, including: (i) potential disruptions to our ongoing business; (ii) distraction of management; (iii) our becoming more financially leveraged; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or taking longer to realize than expected; (v) an increase in the scope and complexity of our operations, including in employee relations as a result of growth or acquiring existing union and collective bargaining agreements; and (vi) a loss or reduction of control over our assets. Additionally, we may issue Subordinate Voting Shares and other equity interests as consideration in such transactions, which issuances would dilute our existing shareholders’ equity holdings in the Company.

The Company’s acquisitions are subject to varying degrees of approval which include in some cases, among other things, (i) approval by the Company’s shareholders; (ii) approval by local and state authorities of the change in ownership in the cannabis licensee or the deemed sale, transfer or assignment of the cannabis-related licenses ; and (iii) other state and local regulatory approvals. We are unable to predict when all required approvals or authorizations will be obtained, if at all.

After acquisitions are consummated, the presence of one or more material liabilities of an acquired company or limitations on its operations that are unknown to us at the time of acquisition could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to identify and acquire businesses and cannabis licenses in desired markets or successfully integrate acquired businesses and assets that we deem necessary to achieve our desired growth, which would negatively impact our business plans, financial condition and results of operations.

The ability to achieve desired growth will depend in part on our ability to identify, evaluate, successfully negotiate and consummate acquisition and investment opportunities with target companies. Achieving this objective in a cost-effective manner is a product of our sourcing capabilities, our management of the negotiation and investment process, the ability to structure and provide purchase prices on terms that are attractive to target companies as well as our access to financing on acceptable terms. Failure to successfully consummate and integrate suitable acquisitions and investments could have a material adverse effect on our business, financial condition and results of operations.

Many of the businesses that we acquire or invest in are early-stage companies or have limited operations or revenues. These businesses may underperform our targets and projections and thus negatively impact our business, financial condition and results of operations.

We may acquire and make investments in businesses that we perceive to have potential future value but have little operating history, no significant sources of operating cash flow and no revenues from operations. Our resources and opportunity costs spent on these companies are subject to risks and uncertainties that new businesses with no operating history or limited financial results may face. In particular, there is a risk that these early-stage businesses will not be able to meet anticipated performance targets or financial projections, which could have a material adverse effect on our business plans, financial condition and results of operations.

The uncertain, fragmented and early-stage nature of the cannabis industry often results in an unconventional due diligence process and acquisition and transaction terms that could result in unknown and materially detrimental consequences to us.

The uncertainty inherent in various aspects of the cannabis industry can result in what otherwise would be considered inadequate acquisition and investment due diligence information and assumption of uncertain legal consequences relative to a target acquisition or investment. The reluctance of banks and other financial institutions to facilitate financial transactions in the cannabis industry can result in inadequate and unverifiable financial information about target acquisitions and investments, as well as cash management practices that are vulnerable to theft and fraud. The lack of established, traditional sources of financing for industry participants can result in unusual and uncertain arrangements affecting the ownership and obligations of a target investment. The reluctance of some professionals and advisors to represent cannabis-industry participants in financings and other business transactions can result in the lack of documentation setting forth the terms of agreements and understandings, inadequately documented transactions, and transactions that in whole or in part do not comply with applicable state or local laws, among other detrimental consequences. We have acquired or invested in, and may in the future acquire or invest in, businesses and companies that are or may become party to unforeseen legal proceedings, have inadequate financial and other due diligence information, employ vulnerable cash management practices, lack written or adequate legal documents governing significant transactions, lack policies and processes with respect to compliance with laws and otherwise have known or unknown conditions that could be detrimental to its business and assets, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We may purchase businesses and assets with limited representations and warranties from, or recourse to, the sellers of those businesses and assets. These limited representations and warranties and lack of recourse could result in no or limited legal remedies for unknown and materially detrimental problems with the business or assets we acquire, which in turn would negatively impact our business, financial condition and results of operations.

We may acquire businesses and assets with only limited representations and warranties from the sellers regarding the quality of the business, its operating results, liabilities and risks and quality of assets. We may have limited or no recourse to the sellers if they breached their representations or warranties in the applicable transaction documents. As a result, if defects or liabilities are subsequently discovered, we may not be able to pursue a claim for damages against the sellers. The extent of damages that we may incur as a result of such matters cannot be predicted, but potentially could have a material adverse effect on the value of our assets and revenue streams and financial performance. Further, some of our remedies and recourse may consist of obligations of cannabis operations, and our remedies may be limited if deemed unenforceable under federal laws or for other regulatory reasons.

We may enter or acquire businesses in developing markets where regulation of medical or adult-use cannabis is uncertain or in process, exposing the Company to additional risks and expenses with respect to regulatory compliance.

We may enter markets or acquire businesses and assets in developing markets where the regulation of cannabis is uncertain. The medical or adult-use cannabis regulatory regime in a market may not be settled at such time and final regulations with respect to cannabis licenses may still be unknown If final regulations differ from our expectations, or the existing terms of the acquired license are changed by the adoption of final regulations, we may realize less value from the expansion or acquisition than expected. This possibility, as well as other general uncertainties surrounding cannabis markets with regulation that is not established, could have negative consequences detrimental to our business plan and asset values, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our business and asset portfolio are not highly diversified by either industry or geographically. If our cannabis business and assets underperform, our business, financial condition and results of operations would be negatively impacted.

Our assets are associated with the medical and adult-use cannabis industry. While the Company may purchase other assets and make investments not limited to the cannabis industry, we intend to maintain and continue to acquire businesses, licenses and assets related to the cannabis industry. Thus, the Company has, and is expected to have, limited industry diversity as to asset type and revenue generation. Additionally, our business is geographically concentrated in the states in which we hold licenses to operate cannabis-related businesses. This lack of industry and geographic diversification increases the risk associated with the revenue stream we expect to receive from our businesses and assets and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

As an early-stage company, we are subject to growth-related operational and execution risks and our inability to mitigate and address these risks would have a material adverse effect on our business plan, financial results and financial condition.

We are an early-stage company and as such, we are subject to growth-related operational and execution risks, including integration of acquired businesses, facility, personnel, and other capacity constraints, efficient management of assets and pressure on our internal systems and controls. Our ability to achieve and manage growth effectively will require us to continue to implement and improve our integration processes and operational and financial systems and to expand, train and manage our employee base. Our inability to effectively manage our growth may have a material adverse effect on our business financial results and financial condition.
Risks Related to our Business and Operations – The Cannabis Industry

If we are unable to compete effectively with current and potential participants in the cannabis industry, including the illicit market, or if competition with current and potential market participants results in pricing pressure on our products, our business, financial condition and results of operations will be adversely impacted.

The U.S. cannabis industry is, and is expected to continue to be, competitive. A number of other companies engage in, and may in the future engage in, cannabis-related businesses, operate businesses in competition with us and purchase businesses and assets or make investments that we will also seek to purchase or make. This competition may increase the price we must pay for acquisitions, make it more difficult for us to acquire licenses and purchase additional businesses and assets and put pricing pressure on our products, making it more difficult to operate at a profit. The inability to operate at a profit and acquire licenses and businesses and assets on terms favorable to us may adversely impact the revenue stream, geographic footprint and growth that we anticipate achieving.

Large conglomerates and companies who also recognize the potential for financial success through acquisitions and investment in the cannabis industry could strategically purchase or assume control of dispensaries and cultivation and production facilities in the states in which we operate or plan to operate. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the participants in the varied businesses operating in the cannabis industry. While the trend in most state laws and regulations seemingly deters this type of takeover, the industry in the U.S. is young and the future regulatory landscapes at both the state and federal level remain largely unknown.

We also face competition from the illicit market and illegal dispensaries and cultivation operations that are unlicensed, not regulated and that are selling cannabis products, including products with higher concentrations of active ingredients, and using delivery methods that we may be prohibited from offering due to laws and regulations. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed production and sale of cannabis and cannabis products could result in increased competition for us. Any or all these events could have a material adverse effect on the Company’s business, financial condition and results of operations.

Synthetic products may compete with cannabis and cannabis products resulting in increased competition and downward pressure on demand, volume and the profitability of our products, which could adversely affect our business, financial conditions and results of operations.

The pharmaceutical industry may attempt to compete with or dominate the cannabis industry through the development and distribution of synthetic products that emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of cannabis and cannabis related products. This competition could adversely affect the ability of us to secure long-term profitability and success through sustainable and profitable operations and could have a material adverse effect on our business, financial condition and results of operations.
We face risks due to industry immaturity and limited comparable, competitive or established industry best practices.

As a relatively new industry, there are not many established operators in the cannabis industry whose business models we can follow or build upon. Similarly, there is limited information about comparable companies available to industry participants and potential investors to review in making business and investment decisions.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the expansion or operation of our business. We may fail to successfully address these risks and uncertainties or fail to successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares such that investors may lose their entire investments.

We rely on third-party suppliers, manufacturers and contractors based in the U.S., and any significant interruption or negative change in the availability, pricing and other economics of these relationships could have a material adverse effect on our business, financial condition and results of operations.

The cultivation, extraction, production, sale and distribution of cannabis and cannabis products is dependent on a number of key inputs from third-party suppliers based in the U.S. and their related costs, including raw materials, electricity, water and other local utilities. Many of these inputs are provided by local suppliers, manufacturers and contractors operating in the same state or U.S. region as our operations, especially with respect to energy sources and other utilities. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, have limited supply, become unwilling to do business with a cannabis business or substantially raise its prices, we might be unable to find a replacement for such source locally, regionally or anywhere within the U.S. in a cost-effective or timely manner or at all. Further, the rates charged for electricity and other energy sources may increase due to diminished supply, inflation or general economic recessions, and the cost of raw materials and other components, natural gas and electricity may be adversely affected by geopolitical disruptions, such as the war in Ukraine and political and other responses to such expansionist activity.

We also rely on relationships with numerous business partners and third-party service providers located in the U.S and in Canada. Unless and until the U.S. federal legal landscape with respect cannabis changes, there is a significant risk that U.S. business partners and third party service providers may be required or otherwise decide to suspend, limit or withdraw services and business relationships to avoid prosecution by federal authorities under U.S. federal laws. Any inability to secure partners and required services or to do so on appropriate terms could have a material adverse effect on our business plans, financial condition and results of operations.

A drop in the wholesale or retail price of cannabis products in the geographic areas in which we operate would negatively impact our business, financial condition and results of operations.

The price and demand for the Company’s products is determined on a state-by-state basis and depends in part on the price and supply of commercially-grown cannabis in the particular state. Fluctuations in economic and market conditions and changes in regulations that impact the prices and supply of commercially grown cannabis, such as increases in the supply of cannabis and the decrease in the price of products using commercially grown cannabis, could cause increased competition and restrictions on selling products, resulting in the Company’s revenues and profitability declining, which would have a negative impact on our business, financial condition and results of operations.

Inconsistent public opinion and perception of the medical and adult-use cannabis industry may hinder market growth and state adoption of cannabis, which would adversely impact our growth plans and current operations and result in an adverse effect on our business, financial condition and results of operations.

Public opinion and support for medical and adult-use cannabis has traditionally been inconsistent and varies from state to state. While public opinion and support appears to be rising generally in the U.S. for legalizing medical and adult-use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis only as opposed to legalization in general). Inconsistent public opinion and perception of medical and adult-use cannabis hinders growth of the cannabis industry and state adoption, which could have a material adverse effect on our business plans, financial condition and results of operations.

Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect on our sales and profits. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from the consumers’ failure to consume the products appropriately or as directed.

The cannabis industry is subject to the risks inherent in an agricultural business, including environmental factors and the risk of crop failure. These risks could negatively impact our business, financial condition and results of operations.

The growing of cannabis is an agricultural process. As such, we are subject to the risks inherent in an agricultural business, including risks of crop failure and destruction presented by water scarcity, power failure, fires, insects, plant diseases and similar agricultural risks. These factors could have an adverse effect on our business, financial condition and results of operations.

We may be adversely impacted by rising or volatile energy costs and available supply.

Cannabis cultivation and processing consumes considerable energy, which makes us vulnerable to rising energy costs and available supply, including the price and availability of oil and natural gas. Accordingly, recent rising or volatile energy costs and supply disruptions caused by global supply constraints, inflation, limits on U.S. production and sanctions imposed on Russian imports may adversely impact our business operations, financial condition and results of operations.

We face physical security risks. Any theft or other security event could lead to human injury and financial losses that would negatively affect our business, financial condition and results of operations. If a security breach resulted in substantial cannabis diversion, we could become a target for federal cannabis enforcement.

The business premises and assets of our operating locations are targets for theft. While we have implemented security measures at each of our locations and continue to monitor and seek to improve our security measures, our cultivation, production and dispensary facilities could be subject to break-ins, robberies and other breaches in security. If there was a breach in security and we fell victim to a robbery or theft, our employees or customers could be harmed and the loss of cannabis products, cultivation and production equipment or cash may be uninsured or underinsured, all of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if such losses resulted in cannabis diversion, especially diversion to minors or across state lines, we could become a target for federal enforcement action, which could lead to criminal or civil sanctions that would materially impact our business, financial condition and results of operations.
Risks Related to our Business and Operations – United States Regulation of Cannabis
Cannabis, other than hemp, remains illegal under U.S. federal law, and therefore any change in federal enforcement could have material adverse impact on our business, financial condition and results of operations.
To date, in the United States 37 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam and the U.S. Virgin Islands have authorized comprehensive medical marijuana programs, 22 states plus the District of Columbia and the U.S. territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for medical and adult-use (i.e., recreational) marijuana, and 11 states allow the use of low THC, high CBD products for specified medical uses.

Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp, is currently a Schedule I controlled substance under the Controlled Substances Act, which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in U.S. states and territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis violates the Controlled Substances Act and is punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act, or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes in the U.S., including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the U.S. federal government has the authority to regulate and criminalize the sale, possession and use of cannabis in the U.S., even for individual medical purposes, regardless of whether it is legal under state law. To date, however, the U.S. federal government has not enforced those laws against companies (and their vendors) complying with state cannabis law.
The likelihood of any future adverse enforcement against companies complying with state cannabis laws remains uncertain. In 2018, then-U.S. Attorney General Jeff Sessions issued the Sessions Memorandum rescinding the DOJ’s previous guidance under the Cole Memorandum that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities. The Sessions Memorandum, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors can use their prosecutorial discretion to decide to prosecute state-legal cannabis activities. Since the Sessions Memorandum was issued, however, U.S. Attorneys have not targeted state law compliant cannabis entities. The policy of not prosecuting companies complying with state cannabis laws is expected to continue under current U.S. Attorney General Merrick Garland since, at his confirmation hearing, he stated he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ. The DOJ may change its enforcement policies at any time, with or without advance notice.

Additionally, since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ from using appropriated funds to prevent states from implementing their medical-use cannabis laws. While the omnibus spending bill affords some protection to medical cannabis businesses, we also operate adult-use cannabis businesses that are permissible under state and local laws. Consequently, some of our operations may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject us to greater and different U.S. federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which, in turn, could materially and adversely affect our business. Furthermore, any change in the U.S. federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would lead to an inability to execute our business plan, likely resulting in significant losses with respect to our customer base and adversely affecting our business, financial condition and results of operations.

In addition to criminal liability for producing, manufacturing, distributing and selling cannabis, other subsections of the Controlled Substances Act criminalize related activities with expanded sentences and increased penalties for corporations. For example, entities or persons who manage or control a property and knowingly make that property available for the purposes of manufacturing, distributing or using any controlled substances can be found liable under the Controlled Substances Act. We own properties on which activities prohibited by the Controlled Substances Act occur. Therefore, a federal prosecutor could prosecute us as an owner of “drug-involved premises” and we could be found to violate U.S. federal law by virtue of these assets. Additionally, we intend to acquire and invest in businesses that are directly or indirectly engaged in the medical and adult-use cannabis industry in the U.S. where state and local law permits such activities.

Our anticipated funding of businesses engaged in the medical and adult-use cannabis industry, whether through loans or through other forms of investment, is illegal under applicable U.S. federal laws. Any criminal charges brought against us could result not only in the inability to execute our business plan, but the cessation of our operations and could further result in significant fines, penalties and losses, which would adversely affect our business, financial condition and results of operations.

THE CONSEQUENCES OF SUCH GOVERNMENTAL ENFORCEMENT WOULD BE MATERIALLY DETRIMENTAL TO US, OUR BUSINESS AND THE VALUE OF THE SUBORDINATE VOTING SHARES AND COULD RESULT IN THE FORFEITURE OR SEIZURE OF ALL OR SUBSTANTIALLY ALL OF OUR ASSETS.
Our business is subject to a variety of laws regarding financial transactions related to cannabis, which could subject us to legal claims or otherwise adversely affect our business, financial condition or results of operations.

We are subject to a variety of laws and regulations that prohibit money laundering, including the Money Laundering Control Act and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the U.S. or any other jurisdiction in which we have business operations. Financial institutions in the U.S. that we rely on are subject to the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture.

In 2014, the DOJ directed federal prosecutors to exercise restraint in prosecuting money laundering violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals based upon cannabis-related activity. In the same year, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then Attorney General Sessions’ rescission of the DOJ’s guidance on the state cannabis programs increased uncertainty and heighted the risk that U.S. federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals, engaged in supporting the U.S. cannabis industry. In January 2018, the Treasury Department issued additional guidance that the 2014 guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda.

If any of our business activities, any dividends or distributions therefrom, or any profits or revenue accruing thereby are found to be in violation of money laundering statutes, we could be subject to criminal liability and significant penalties and fines. Any violations of these laws, or allegations of violations could disrupt our operations and involve significant management distraction and expenses. As a result, money laundering charges could materially and adversely affect our business, financial condition and results of operations. Additionally, proceeds from our business activities could be subject to seizure or forfeiture if they are found to be illegal proceeds of a crime transmitted in violation of anti-money laundering laws, which could have a material adverse effect on our business, financial condition and results of operations.

THE CONSEQUENCES OF SUCH GOVERNMENTAL ENFORCEMENT WOULD BE MATERIALLY DETRIMENTAL TO US, OUR BUSINESS AND THE VALUE OF THE SUBORDINATE VOTING SHARES AND COULD RESULT IN THE FORFEITURE OR SEIZURE OF ALL OR SUBSTANTIALLY ALL OF THE COMPANY’S ASSETS.

There is a substantial risk of regulatory or political change to state and local laws permitting cannabis activities. Such changes could have a material adverse impact on our business, financial condition and results of operations.

Continued development of the U.S. cannabis industry depends upon legislative authorization of cannabis at the state and local level. The status quo of, or progress in, the state regulated U.S. cannabis industry, while encouraging, is not assured and any number of factors could slow or halt further progress in this area. The political environment surrounding the cannabis industry in the U.S. in general can be volatile and the regulatory framework remains in flux. While there may be ample public support for legislative action permitting the production and use of cannabis, numerous factors impact and can delay the legislative and regulatory processes. If pro-cannabis regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth targets and prospects, and thus, the effect on the return of investor capital, could be extended or reduced.

Further, there is no guarantee that, at some future date, voters or the applicable state legislative bodies will not repeal, overturn or limit any such legislation legalizing the cultivation, manufacture, sale, distribution or consumption of medical or adult-use cannabis. Local and city ordinances may strictly limit or restrict the distribution of cannabis in a manner that may make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry generally and us specifically. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our business, financial condition and results of operations.

Recent and proposed state legislation throughout the U.S. has prioritized minority and diversity participation in the cannabis industry, including providing licensing preferences to minority owners, individuals with specified criminal convictions, local residents and individuals and businesses from economically depressed or disadvantaged areas. Social equity state legislation could prevent, limit or discourage us from obtaining new licenses, renewing licenses or participating in new or existing markets, which would have a material adverse impact on our business, financial condition and results of operations.

Recent and proposed state legislation throughout the U.S. has prioritized minority and diversity participation in the cannabis industry, including providing licensing preferences to minority owners, individuals with specified criminal convictions, local residents and individuals and businesses from economically depressed or disadvantaged areas. As new medical and adult-use legislation is passed, multi-state operators such as us may be prevented, limited or discouraged from obtaining new licenses, renewing licenses or from participating in new markets or existing markets, or may be required to partner with specific individuals, who may be difficult to find and agree to terms with. Social equity initiatives could adversely impact our ability to increase or maintain market share and revenues in certain states, expand our geographic footprint or obtain a positive return on our acquisitions or investments, all of which could have a material adverse impact on our business, financial condition and results of operations.

There is a risk of high bonding and insurance costs which could materially impact our business, financial condition and results of operations.

There is risk that some or all state and local regulatory agencies will require entities and individuals engaged in aspects of the cannabis business to post a bond and maintain specified levels of insurance when applying for a cannabis-related license or renewal as a guarantee of payment of sales and franchise tax. It remains an unknown cost that could have a negative impact on our ultimate success or our participation in the business opportunities ultimately selected.

Unknown additional or increased regulatory fees, required fundings and taxes may be assessed in the future, which could materially impact our business, financial condition and results of operations.

Various states and localities have imposed (or may in the future impose) licensing and other fees to fund, among other things, schools, road improvements, low-income and moderate-income housing and financing for social equity operators. Additionally, multiple states in the U.S. are considering, or may in the future consider, special taxes, funding requirements or increasing or adding fees on businesses in the cannabis industry, including substantial licensing fees. The imposition of additional taxes, required fundings or increased fees would adversely affect our operating results and expected returns on acquisitions, investments and business opportunities.

Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures that could have materially detrimental consequences to our business, financial condition and results of operations.

We realize, and will continue to realize, the benefits from cannabis licenses pursuant to a number of different operational and legal structures, depending on the regulatory requirements for specific states, including realizing the economic benefit of cannabis licenses through Management Agreements, which are often with third parties who hold the cannabis license. Management Agreements may be required in order to comply with applicable state laws and regulations or are in response to perceived risks that we determine warrants such arrangements.

The foregoing structures present various risks to us, including the following risks, each of which could have a material adverse effect on our business, financial condition and results of operations:

•A regulatory authority may determine that these Management Agreement structures are in violation of an existing legal or regulatory requirement or it may change the legal or regulatory requirements such that this contractual structure violates such changed requirements. We cannot provide assurance that a license application submitted by a third party for operations that would be governed by a Management Agreement will be approved or renewed.

•There could be a material and adverse impact on the revenue stream we intend to receive from a Management Agreement structure. If a Management Agreement is terminated, we will no longer receive any economic benefit from the applicable dispensary or cultivation license previously subject to the Management Agreement.

•These structures could potentially result in the funds invested by us for the development and operation of the business subject to the applicable license being used for unintended purposes, such as to fund litigation or damages from a contractual breach by the license holder.

•Under a Management Agreement structure, we will not be the holder of the applicable cannabis license, and therefore, we only would have contractual rights with respect to any interest in any such license. If the license holder fails to adhere to its contractual agreement with the us, or if the license holder makes, or fails to make, decisions in respect of the license that we disagree with, we will only have contractual recourse and will not have recourse to any regulatory authority.

•The license holder may renege on its obligation to pay fees and other compensation pursuant to a Management Agreement or violate other provisions of these agreements.

•The license holder’s acts or omissions may violate the applicable license, thus jeopardizing the status and economic value of the license holder and, by extension, us.

•The license holder may attempt to terminate the Management Agreement with us in violation of its express terms.

In any or all of the above situations, it would be difficult and expensive for us to protect our rights through litigation, arbitration or similar proceedings.

Compliance with regulations regarding cannabis is difficult and costly because the regulation of cannabis differs by jurisdiction, is uncertain and frequently changes. Compliance with applicable regulatory laws may be costly and take an extended period of time which may adversely affect our business, financial condition and financial results. If we fail to comply with applicable laws regarding cannabis, our business, financial condition and results of operations may be adversely affected.

Achievement of our business objectives is contingent, in part, upon our compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the operation of our business and the sale of our products. We cannot predict the impact of the compliance regime regulatory bodies in the U.S. and Canada are implementing or may implement that may affect our business. Similarly, we cannot predict the cost and time that will be required to secure or renew all appropriate regulatory licenses and approvals for the operation of our business or the sale of our products, or the cost and extent of testing, tracking, documentation, reporting and other compliance requirements that may be required by governmental authorities. The impact of governmental compliance regimes, the cost in obtaining and maintaining regulatory approvals and any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact existing markets and the development of new markets, products and sales initiatives and could have a material adverse effect on our business plans, results of operations and financial condition.

We may be required by regulatory authorities to divest licenses, which would adversely impact our business, financial condition and results of operations.

Some states in which we operate, or expect to operate, limit or may in the future limit, the number of licenses that can be held by one consolidated entity within that state. We may hold more than the prescribed number of licenses in a state, including after consummating an acquisition of a business that also holds licenses in the applicable state, and accordingly we may be required to divest licenses and related operations in order to comply with applicable regulations or in order to receive approval to consummate such acquisition. The required divestiture of licenses and related operations may result in us accepting sales prices below market value and the incurrence of divestiture costs and disruptions which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the banking industry, and we have difficulty accessing or consistently maintaining banking or other financial services due to the federal illegality of cannabis businesses, which could adversely impact our business, financial condition and results of operations.

Our participation in the cannabis industry limits our ability to do business or establish collaborative relationships with U.S. financial institutions that may fear disruption or increased regulatory scrutiny of their own activities.

We are dependent on the banking industry. Our business operating functions, including payroll for employees, equipment and property lease payments, and the payment of other vendor and operating expenses, are reliant on having access to traditional banking services. We require access to banking services to make and receive payments in a timely manner, and these could be jeopardized if we lose access to bank accounts. Most federal and federally insured banks currently do not serve cannabis businesses on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. When cannabis businesses are able to find a bank that will provide services, they face extensive customer due diligence in light of complex state regulatory requirements and guidance from the Treasury Department, and these reviews are time-consuming and costly, creating additional barriers to financial services for, and imposing additional compliance requirements on, us. While the U.S. federal government has generally not initiated financial crime prosecutions against state-law compliant cannabis companies or their vendors, the U.S. federal government theoretically could initiate such prosecutions, at least against companies in the adult-use cannabis markets. The continued uncertainty surrounding financial transactions related to cannabis activities and the subsequent risks this uncertainty presents to U.S. financial institutions may result in their discontinuing services to the cannabis industry or limiting their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.

We, our directors, officers, investors and other stakeholders may be required to disclose personal information to regulatory authorities. Failing to do so could put our licenses in jeopardy and negatively impact our business, financial condition and results of operations.

We own, operate, manage, and provide products or services to various U.S. state-licensed cannabis businesses. Acquiring even a minimal or indirect interest in a U.S. state-licensed cannabis business can trigger requirements to disclose directors’, officers’, investors’ and other stakeholders’ personal information to applicable regulatory authorities. While these requirements vary by jurisdiction, some require interest holders to personally apply for regulatory approval and to provide tax returns, compensation agreements, fingerprints for background checks, criminal history records and other personal documents and information. Some states require disclosures of directors, officers and holders of more than a specified percentage of equity of the applicant. While some states allow exceptions for investments in publicly traded companies like us, not all states do so, and some of these public company exceptions are limited to companies traded on a U.S. stock exchange, which we are not. If these regulations apply to us, our directors, investors, officers and other stakeholders are required to comply with the regulations or face the possibility that our relevant cannabis license could be revoked or cancelled by the state licensing authority.

If one of our shareholders is found unsuitable by one of our licensing authorities, we may seek to redeem such shareholder’s ownership interests and we may be forced to use our cash or incur debt to fund such redemption of our securities. If we are unable to redeem our securities, such failure could result in the loss of current or potential cannabis licenses which would have an adverse effect on our revenues, financial performance and growth objectives.

We may seek to redeem our securities held by certain shareholders in the event (i) a licensing authority has determined that the shareholder is unsuitable to own securities of a cannabis licensee, or (ii) we have determined that the shareholder’s ownership of our securities may result in the loss, suspension or revocation (or similar action) with respect to our cannabis licenses or in us being unable to obtain any new cannabis licenses, in each case including as a result of the evaluation of such person’s suitability review or such person otherwise failing to comply with the requirements of a licensing authority. Any redemption and the price of such redemption would be determined by our board of directors and, if a license application has been filed, after consultation with the applicable licensing authority. Any redemption may be required to be made at a premium to the market value of such securities, and a redemption diverts our cash resources from other productive uses and may require us to obtain additional financing which may involve additional restrictive covenants and further leveraging of our assets. In the event we seek to redeem specified securities and are unable to do so, such failure may result in the loss of one or more current or potential cannabis licenses which would have an adverse effect on our revenues, financial performance, growth objectives and geographic diversity.

Our directors, officers, employees and investors may be subject to the risk of being barred from entry into the U.S. If our investors or personnel are barred from entering the United States, it could negatively impact our business, financial condition and results of operations.

Because cannabis remains illegal under U.S. federal law, non-U.S. citizens employed at or investing in U.S. state licensed cannabis businesses could face detention, denial of entry or lifetime bans from the U.S. for their associations with U.S. cannabis businesses. Entry happens at the sole discretion of the officers on duty of the U.S. Customs and Border Protection (“U.S. Customs”), and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has posted on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry into the U.S. Business or financial involvement in the legal cannabis industry in Canada or in the U.S. could also be reason enough for U.S. border guards to deny entry. On September 21, 2018, U.S. Customs released a statement outlining its current position with respect to enforcement of U.S. laws. It stated that Canada’s legalization of cannabis will not change U.S. Customs enforcement of U.S. federal laws regarding controlled substances and, because cannabis continues to be a controlled substance under U.S. federal law, working in or facilitating the proliferation of the cannabis industry in U.S. states where it is deemed legal, or in Canada, may affect admissibility into the U.S. As a result, U.S. Customs has affirmed that employees, directors, officers, managers and investors of businesses involved in activities related to cannabis in the U.S. or Canada who are not U.S. citizens face the risk of being barred from entry into the U.S. for life. On October 9, 2018, U.S. Customs released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry. U.S. Customs stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada coming into the U.S. for reasons unrelated to the cannabis industry will generally be admitted into the U.S.; however, if such person is found to be coming into the U.S. for reasons related to the cannabis industry, such person may be deemed inadmissible.

Applicable state laws may prevent us from maximizing our potential income, including by restricting our sales and marketing activities. If our profits are constrained by such regulations, it could negatively impact our business, financial condition and results of operations.

The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The cannabis regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased prices for our products, our sales and operating results could be adversely affected.

Clinical research with respect to our products is ongoing, and negative findings could lead to rollbacks of state legalizations laws and negative public perceptions of cannabis, which would negatively affect our business, financial condition and results of operations.

Research in the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Although we rely on the articles, reports and studies that support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such beliefs to be incorrect, or could raise concerns regarding, and public perceptions relating to, cannabis. Further, the cannabis industry is highly dependent upon consumer perception, which can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research or findings, regulatory investigations, litigation, media attention or other publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity.

Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could lead to rollbacks in state regulation or otherwise have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition and results of operations. There is no assurance that such adverse research studies or clinical trials will not arise.

Cannabis may become subject to increased regulation by the FDA. If we are unable to comply with applicable regulations, it could have a material adverse effect on our business, financial condition and results of operations.
Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government de-schedules cannabis or reclassifies cannabis to a Schedule II controlled substance, it is possible that the FDA would regulate it under the FDCA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of food, drugs and cosmetics sold in interstate commerce.

Additionally, the FDA may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting and processing of cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis products. It is also possible that the FDA would require facilities that grow medical-use cannabis to register with the FDA and comply with federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is unknown, including what costs, requirements and possible prohibitions may be enforced. If we become subject to these enhanced regulations prescribed by the FDA and are unable to comply, it may have a material adverse effect on our business, financial condition and results of operations.

Because cannabis is illegal at the U.S. federal level, we may be unable to enforce our contracts, which could negatively impact our business, financial condition and results of operations.

Judges in multiple U.S. states have on several occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. Therefore, there is uncertainty that we will be able to legally enforce our agreements through U.S. legal proceedings because cannabis is illegal at the U.S. federal level.

Because states may not allow or enforce the pledge of cannabis assets as collateral, we may not be able to obtain financing or obtain better terms of financing on a secured basis or enforce any liens we may be granted on the inventory or licenses of third parties that secure our payment and other rights.

In general, the laws of the states that have legalized the sale and cultivation of cannabis do not expressly or impliedly allow for the pledge of cannabis inventory as collateral for the benefit of third parties that do not possess the requisite licenses and entitlements to cultivate, sell or possess cannabis pursuant to the applicable state law. Likewise, the laws of those states generally do not allow for the transfer of licenses and entitlements to sell or produce cannabis products to third parties that were not directly granted such licenses and entitlements by the applicable state agency. The inability to enforce liens on cannabis inventory and licenses that secure the payment of debt and other contractual rights increases the risk of loss resulting from breaches of the applicable agreements by the contracting parties, which, in turn, could have a material adverse effect on our ability to obtain secured financing, or obtain better terms on financing, or secure any loans or advances we make to third parties in the cannabis industry.

Because cannabis is illegal under U.S. federal law, we lack access to U.S. bankruptcy protections, which could negatively impact our business, financial condition and results of operations.

Because the use of cannabis is illegal under U.S. federal law, many U.S. federal courts have denied cannabis businesses bankruptcy protections, thus making it difficult for lenders and investors to quantify the risk of being able to recoup their investments in the cannabis industry in the event of an insolvency. If we were to become insolvent, there is no guarantee that U.S. federal bankruptcy protections would be available, which would have a material adverse effect on any restructuring transaction.

Additionally, there is no guarantee that we will be able to effectively enforce any interests we may have in our subsidiaries, affiliates and investments. A bankruptcy or other similar insolvency event of an entity in which we hold an interest that precludes such entity from performing its obligations owed to us under an agreement may have a material adverse effect on our business, financial condition and results of operations. Further, should an entity in which we hold an interest have insufficient assets to pay its liabilities, it is possible that other liabilities will be satisfied prior to the liabilities or equity owed to us. In addition, bankruptcy or other similar insolvency proceedings are often a complex and lengthy process, the outcome of which may be uncertain and could result in a material adverse effect on our business, financial condition and results of operations.

Also, some state cannabis laws preclude entities which become insolvent from holding medical or adult-use cannabis licenses. Any insolvency proceedings by the Company could therefore put the operations of our subsidiaries or affiliates at risk, which would have a negative impact on theirs and our consolidated business, financial condition and results of operations.

Our products may be returned or recalled, which could damage our brand identity and adversely affect our business, financial condition and results of operations.

Despite quality control procedures, cultivators, manufacturers and distributors of cannabis products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products or any of the products that we purchase from a third party are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall, and may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. A recall or return of our products could lead to a deterioration in our brand identity, decreased demand for our products or limit our ability to purchase from a third-party and could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product liability claims which could adversely affect our business, financial condition and results of operations.

We manufacture, process and distribute products designed to be ingested and used topically by humans, and therefore we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused loss or injury. In addition, the manufacture and sale of cannabis products involve risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption and use of cannabis products alone or in combination with other medications or substances could occur. Although we have quality control procedures in place, we may be subject to various product liability claims, including, among others, that the products produced by us, or the products that we purchase from third party licensed producers, caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation, and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that product liability insurance will be obtained or maintained on acceptable terms or with adequate coverage against potential liabilities.
Risks Related to our Business and Operations – Information Technology, Cybersecurity and Intellectual Property

We are subject to risks related to our information technology systems, including cyber-security risks. Successful cyber-attacks or technological malfunctions can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of confidential information and reputational risk, all which would negatively impact our business, financial condition and results of operations.

Our use of technology is critical to our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks or technological malfunctions. Successful cyber-attacks or technological malfunctions affecting us or our respective service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of customer information or other confidential information and reputational risk. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities, which could have a material adverse effect on our business, financial condition and results of operations.

In connection with our products and services, we may receive, process, store and transmit sensitive business information and, in certain circumstances, personal medical and other information. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, including any personal information, we could incur liability and reputational damage and could be subject to civil fines and penalties, including under the Health Insurance Portability and Accountability Act of 1966 (HIPAA), and other relevant state and federal privacy laws in the U.S.

Strong brand identities are important to our success, and we may have to incur significant expenses to maintain our brand identities. If we are unable to protect our brands or if the cost is excessive, it could negatively affect our business, financial condition and results of operations.

We believe that establishing and maintaining the brand identities of our national retail chain and products are critical aspects of attracting, expanding and keeping a large customer base. Promotion and enhancement of brands will depend largely on our success in operating our dispensaries and providing high-quality products. If customers and patients do not perceive our retail operations and products to be consistently of high quality and value, or if we introduce new products, change products or enter into new business ventures that are not favorably received by customers and patients, we risk diluting our brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among customers. We may incur significant expenses in an attempt to promote and maintain our brands, and if such efforts are not successful it could have a material adverse effect on our business, financial condition and results of operations.

We are reliant on our intellectual property. If we fail to protect our intellectual property it could negatively affect our business, financial condition and results of operations.

Our success will depend in part on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis. We may be vulnerable to competitors who develop competing technology, whether independently or as a result of acquiring access to the proprietary products and trade secrets of acquired businesses. In addition, effective future patent, copyright and trade secret protection may be unavailable or limited in the U.S. due to the federal illegality of cannabis and may be unenforceable under the laws of some jurisdictions. If we fail to adequately maintain and enhance protection over our proprietary techniques and processes, as well as over our unregistered intellectual property, including our policies, procedures and training manuals, it could have a material adverse effect on our business, financial condition and results of operations.

There is limited trademark protection for cannabis products. If we are unable to protect our trademarks, it could negatively affect our business, financial condition and results of operations.

Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is illegal under the Controlled Substances Act, the United States Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, we likely will be unable to protect our cannabis product trademarks beyond the geographic areas in which we conduct business. The use of our trademarks outside the states in which we operate by one or more other persons could have a material adverse effect on the value of our trademarks and as a result, on our business, financial condition and results of operations.

Our trade secrets may be difficult to protect. Our failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position and our business, financial condition and results of operations.

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult and costly to protect. We enter into business protection, confidentiality and non-disclosure agreements with our partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party will keep confidential and not disclose to third parties our confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. In addition, we enter into assignment agreements to further perfect our rights in our trade secrets and confidential information.

These confidentiality, inventions, assignment and business protection agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts may be less willing to protect trade secrets related to cannabis activities. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs, negatively impacting our business, financial condition and results of operations.

Our success will depend in part on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us or companies we acquire. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights in the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us or companies we acquire, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of our personnel. An adverse determination in any such litigation or proceeding to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties or pay ongoing royalties or subject us to injunctions prohibiting the development and operation of our applications.
Risks Related to our Securities

The elimination of monetary liability against our directors and officers under British Columbia law and the existence of indemnification rights for our directors and officers may result in substantial expenditures by us and may discourage us from bringing claims for wrongful acts against our directors and officers, which could negatively impact our business, financial condition and results of operations.

Our corporate articles contain a provision permitting the elimination of personal liability of our directors and officers to us and our shareholders for damages caused by a director or officer to the extent provided for under British Columbia law. We may also incur contractual indemnification obligations under employment agreements with our officers or agreements entered into with our directors. These indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which may be uninsured or underinsured and for which we may be unable to recoup. These agreements and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our shareholders.

Our capital structure may negatively impact the trading price of the Subordinate Voting Shares, which could adversely affect the trading volume and liquidity of the Subordinate Voting Shares and our ability to attract investors and raise funds through equity issuances.

Although many other Canadian companies have dual class or multiple class share structures, our dual class capital structure, with each Proportionate Voting Shares being convertible into 100 Subordinate Voting Shares, could result in a lower trading price for, or greater fluctuations in, the trading price, volume and liquidity of the Subordinate Voting Shares. This could impair our ability to issue Subordinate Voting Shares as consideration in our acquisitions, raise additional capital through the sale of securities, attract investors and could have other adverse consequences.

Additional issuances of Subordinate Voting Shares and Proportionate Voting Shares, or securities convertible into such classes of shares, may result in voting and economic dilution to our shareholders.

We plan to issue additional securities in the future in connection with acquisitions, equity incentive plans, securities offerings and financing transactions (including through the sale of securities convertible into or exchangeable or exercisable for shares of our capital stock), which will dilute our shareholders’ holdings in the Company. Our corporate articles permit the issuance of an unlimited number of Subordinate Voting Shares and an unlimited number of Proportionate Voting Shares, and our shareholders have no pre-emptive rights in connection with any further issuances. Our board of directors has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences, and privileges superior to those of our existing outstanding securities. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of our securities will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional securities by us, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of our securities, investors will suffer dilution to their voting power and we may experience dilution in our revenue and earnings per share.

Sales of substantial amounts of Subordinate Voting Shares in the public market or the perception that such substantial sales may occur may have an adverse effect on the market price of the Subordinate Voting Shares.

Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time either by existing holders of Subordinate Voting Shares or by holders of Proportionate Voting Shares that are converted into Subordinate Voting Shares. These sales, or the market perception that shareholders intend to sell a large number of Subordinate Voting Shares, could reduce the market price of the Subordinate Voting Shares. If this occurs and continues, it could impair our ability to issue Subordinate Voting Shares as consideration in our acquisitions, raise additional capital through the sale of securities, attract investors and could have other adverse consequences.

Upon issuance, transfer restrictions under securities laws may apply to the Subordinate Voting Shares. When transfer restrictions expire or are otherwise lifted, the holders of the unrestricted Subordinate Voting Shares may seek to sell the shares in the public markets, and the increase in the volume of available Subordinate Voting Shares for sale may have an adverse effect on the market price of the Subordinate Voting Shares.

When issued, Subordinate Voting Shares may be subject to restrictions on transfer under applicable securities laws or contractual terms. In anticipation of and following the expiration or lifting of these transfer restrictions, the sales price of the Subordinate Voting Shares may experience a decline due to additional Subordinate Voting Shares being available for sale on the public markets. The sale of a significant amount of Subordinate Voting Shares by existing shareholders or the perception by investors that such sales may occur, could adversely affect the prevailing market price for the Subordinate Voting Shares.
The Subordinate Voting Shares are subject to price volatility.

The market price for the Subordinate Voting Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which will be beyond our control, including the following:

•actual or anticipated fluctuations in our annual and quarterly results of operations;

•operating and financial performance that varies from the expectations of management, securities analysts and investors;

•changes or anticipated changes in U.S. federal cannabis regulations, including the rescheduling of cannabis as a controlled substance and the ability of cannabis companies to access banking services;

•changes or anticipated changes in state cannabis regulations affecting our business and operations;

•the public announcement of pending or consummated material acquisitions, business combinations, investments or partnerships by us or our competitors;

•recommendations by securities research analysts;

•changes in the economic performance or market valuations of companies in the cannabis industry;

•the addition or departure of our directors or executive officers and other key personnel;

•sales or perceived sales of additional Subordinate Voting Shares;

•announcements of developments and other material events by us or our competitors;

•fluctuations to our costs of vital production materials and services;

•changes in U.S. financial markets and economies and general market conditions, such as inflation, interest rates, recessions and product price volatility; and

•news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets.

In recent years, the securities markets in the U.S. and Canada have experienced a high level of price and volume volatility, and the market prices of securities of many cannabis companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Increased levels of volatility and resulting market turmoil may adversely impact the price of the Subordinate Voting Shares. There can be no assurance that the fluctuations in price of the Subordinate Voting Shares will not occur.

A decline in the price or trading volume of the Subordinate Voting Shares could affect our ability to consummate acquisitions, expand existing operations and raise further capital and could adversely impact our ability to continue current operations, which would have a negative impact on our revenues and profitability.

A prolonged decline in the price or trading volume of the Subordinate Voting Shares could result in a reduction in the liquidity of the Subordinate Voting Shares and a reduction in our ability to raise capital. Because a significant portion of our acquisitions and operations have been, and may continue to be, financed through the issuance of equity securities, a decline in the price or trading volume of the Subordinate Voting Shares could be especially detrimental to our growth strategy, liquidity and operations. Such reductions may force us to reallocate funds from other planned uses and may have a material adverse effect on our business plan and operations, including our ability to operationalize existing licenses, consummate acquisitions and complete planned capital expenditures. If the price or trading volume of the Subordinate Voting Shares declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not have the resources to continue our normal operations.

If securities or industry analysts do not publish research or reports about us or publish misleading, inaccurate, or unfavorable research about us, our business or our market, our share price and trading volume could decline.

The trading market for the Subordinate Voting Shares may be influenced by the research and reports that securities or industry analysts publish about us, our business, prospects, market, or competitors. If no or few securities or industry analysts cover us, the trading price and volume of the Subordinate Voting Shares would likely be negatively impacted. If one or more of the analysts who covers us downgrades the Subordinate Voting Shares or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about competitors, the price of the Subordinate Voting Shares would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for the Subordinate Voting Shares could decrease, which could cause the Subordinate Voting Share price or trading volume to decline.
An investor may face liquidity risks with an investment in the Subordinate Voting Shares.

There is a significant liquidity risk associated with an investment in the Subordinate Voting Shares. The Subordinate Voting Shares currently trade on the CSE in Canada and are quoted on the OTCQX in the U.S. We cannot predict at what prices the Subordinate Voting Shares will continue to trade or be quoted, and there is no assurance that an active trading market will be sustained. The Subordinate Voting Shares do not currently trade on any U.S. national securities exchange. In the event the Subordinate Voting Shares begin trading on any U.S. national securities exchange, we cannot predict at what prices the Subordinate Voting Shares will trade and there is no assurance that an active trading market will develop or be sustained.

Trading in securities quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our financial results, operations or business prospects. This volatility could depress the market price of the Subordinate Voting Shares for reasons unrelated to our operating performance or financial results. Moreover, the OTCQX is not a U.S. national securities exchange, and trading of securities on the OTCQX is often more sporadic than the trading of securities listed on a U.S. national securities exchange such as the Nasdaq Stock Market or the New York Securities Exchange. These factors may result in investors having difficulty reselling Subordinate Voting Shares on the OTCQX.

Shareholders have little or no rights to participate in our business affairs.

With the exception of the limited rights of shareholders under applicable Canadian laws, the day-to-day decisions regarding the management of our affairs will be made exclusively by our board of directors and officers. Our shareholders will have little or no control over our future business and investment decisions, our business, and affairs, including the selection and investment in licensees, dispensaries, cultivation operations and real estate. We may also retain consultants, advisors and agents to provide various services to us, over which the shareholders will have no control. There can be no assurance that our board of directors, officers, advisors or agents will effectively manage and direct our affairs.

We do not expect to declare or pay dividends, and restrictions in our credit facility restrict our ability to pay cash dividends.

Holders of the Subordinate Voting Shares and Proportionate Voting Shares will not have a right to receive dividends on such shares unless declared by our board of directors. We have not paid dividends in the past, and we do not anticipate that we will declare or pay any dividends in the foreseeable future. The declaration of dividends is at the discretion of our board of directors, even if we have sufficient funds, net of our liabilities, to pay dividends, and the declaration of any dividend will depend on our financial results, cash requirements, future prospects, credit facility restrictions and other factors deemed relevant by our board of directors. Any dividends paid by us would be subject to withholding taxes as further summarized under the heading “Risks Related to Taxation.”

We are an Emerging Growth Company and as a result of the availability of reduced disclosure requirements for Emerging Growth Companies, the Subordinate Voting Shares may be less attractive to investors.

We are currently an Emerging Growth Company and, under the JOBS Act, Emerging Growth Companies may take advantage of certain reduced disclosures.

For as long as we continue to be an Emerging Growth Company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not Emerging Growth Companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the SOX, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will cease to qualify as an Emerging Growth Company on the first to occur of (i) we are deemed to be a “large accelerated filer” under the rules of the SEC, (ii) if we have total annual gross revenue of $1.07 billion or more during any fiscal year, (iii) we issue more than $1.0 billion in non-convertible debt during any three-year period or (iv) five years after an offering to the public of our equity securities pursuant to an effective registration statement under the Securities Act. We cannot predict if investors will find the Subordinate Voting Shares less attractive because we may rely on these exemptions. If some investors find the Subordinate Voting Shares less attractive as a result, there may be a less active trading market for the Subordinate Voting Shares, and the share price may be more volatile.

Our voting control is concentrated.

As of March 28, 2023, George Archos, our Chairman and Chief Executive Officer, exercises in the aggregate, approximately 17% of the voting power in respect of our outstanding shares. As a result, Mr. Archos has substantial ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any material business transactions. Even if Mr. Archos does not retain any employment with us, he will continue to have the ability to exercise significant voting power.

As our Chairman and Chief Executive Officer, Mr. Archos has control over our day-to-day management and the implementation of major strategic decisions, subject to authorization and oversight by the Board. As a member of the Board, Mr. Archos owes a fiduciary duty to our shareholders and is obligated to act honestly and in good faith.

Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our Subordinate Voting Shares or prevent our stockholders from realizing a premium over the then-prevailing market price for their Subordinate Voting Shares. In addition, sales of significant amounts of shares beneficially held by Mr. Archos or the prospect of these sales, could adversely affect the market price of our Subordinate Voting Shares.

Risks Related to Taxation

We are subject to Canadian and United States tax on our worldwide income.

We are deemed to be a resident of Canada for Canadian federal income tax purposes by virtue of being organized under the laws of British Columbia, a province of Canada. Accordingly, we are subject to Canadian taxation on our worldwide income, in accordance with the rules set forth in the Income Tax Act (Canada) (the “Tax Act”) generally applicable to corporations residing in Canada.

Notwithstanding that we are deemed to be a resident of Canada for Canadian federal income tax purposes, we are also treated as a U.S. corporation for U.S. federal income tax purposes, pursuant to Section 7874(b) of the Code, and we are subject to U.S. federal income tax on our worldwide income. As a result, we are subject to taxation both in Canada and the U.S., which could have a material adverse effect on our business, financial condition and results of operations. Accordingly, all our prospective investors and shareholders should consult with their own tax advisors in this regard.

The application of Section 280E of the Code substantially limits our ability to deduct certain expenses from our federal taxable income for U.S. tax purposes.

Pursuant to Section 280E of the Code, any business trafficking in certain controlled substances is prohibited from taking specified deductions for U.S. federal income tax purposes. Cannabis is currently a controlled substance within the meaning of Schedule I of the Controlled Substances Act. As a result, our U.S. federal taxable income is likely to exceed our actual profits. Section 280E of the Code may apply to us indefinitely.

We may not be successful in defending our tax filing positions, which could adversely impact our financial condition and results of operations.

If our tax positions, including with respect to employee retention credits available under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, were to be challenged by federal, state, local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Our management exercises significant judgment when assessing the probability of successfully sustaining our tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts, or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our financial condition and results of operations.
Dividends, if ever paid, on the Subordinate Voting Shares or Proportionate Voting Shares are subject to Canadian or United States withholding tax.

It is currently not anticipated that we will pay any dividends on the Subordinate Voting Shares or Proportionate Voting Shares in the foreseeable future.

To the extent dividends are paid, dividends received by our shareholders who are not residents of the U.S. (“Non-U.S. Holders”) and who are residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax. Any dividends may not qualify for a reduced rate of withholding tax under the U.S.-Canada income tax treaty (“U.S.-Canada Treaty”). In addition, a Canadian foreign tax credit or a deduction in respect of such U.S. withholding taxes paid may not be available.

Dividends received by shareholders who are residents of the U.S. (“U.S. Holders”) will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Any dividends may not qualify for a reduced rate of withholding tax under the U.S.-Canada Treaty. For U.S. federal income tax purposes, a U.S. Holder may elect for any taxable year to receive either a credit or a deduction for all foreign income taxes paid by the holder during the year. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. Holders generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax. Subject to certain limitations, a U.S. Holder should be able to take a deduction for the U.S. Holder’s Canadian tax paid, provided that the U.S. Holder has not elected to credit other foreign taxes during the same taxable year.

Dividends received by Non-U.S. Holders who are not residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty. These dividends may, however, qualify for a reduced rate of Canadian withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty.

Each of our shareholders should seek tax advice, based on such shareholder’s particular facts and circumstances, from an independent tax advisor.
The transfer of Subordinate Voting Shares may be subject to U.S. estate and generation-skipping transfer tax.

Because the Subordinate Voting Shares will be treated as shares of a U.S. domestic corporation for U.S. federal income tax purposes, the U.S. estate and generation-skipping transfer tax rules generally may apply to a Non-U.S. Holder of the Subordinate Voting Shares.

Each of our shareholders should seek tax advice, based on such shareholder’s particular facts and circumstances, from an independent tax advisor.
We may be classified as a USRPHC.

We are treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874(b) of the Code. As a result, the taxation of Non-U.S. Holders upon a disposition of Subordinate Voting Shares or Proportionate Voting Shares generally depends on whether we are classified as a U.S. real property holding corporation (a “USRPHC”) under the Code. We do not believe that we are or have been, and we do not anticipate becoming, a USRPHC. However, we do not expect to seek formal confirmation of our status as a non-USRPHC from the IRS. If we were to be considered a USRPHC, Non-U.S. Holders may be subject to U.S. federal income tax on any gain associated with the disposition of Subordinate Voting Shares or Proportionate Voting Shares, as applicable.

Changes in tax laws may affect us and our shareholders.

There can be no assurance that our Canadian and U.S. federal income tax treatment or an investment in us will not be modified, prospectively or retroactively, by legislative, judicial or administrative action, in a manner adverse to us or our shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES

The following tables set forth the Company’s owned and leased physical properties as of March 28, 2023, which includes the corporate principal office, a call center, locations of operating dispensaries, dispensaries under construction and actively being planned, and locations for operating cultivation and processing facilities and cultivation and processing facilities under construction. In some cases, dispensary sites under construction or being planned are intended to be re-location sites. The cultivation and processing facilities in operation comprise over 1,000,000 square feet.

Property Type	Owned/ Leased	County	State
Arizona:
Two cultivation facilities, one office and six dispensary sites
Cultivation facility	Owned	Navajo County	Arizona
Cultivation facility	Owned	Pinal County	Arizona
Dispensaries (four)	Leased	Maricopa County	Arizona
Dispensaries (two)	Owned	Maricopa County	Arizona
Office	Leased	Maricopa County	Arizona

Arkansas:
One dispensary site
Dispensary	Owned	Union County	Arkansas

Connecticut:
One cultivation facility and two operating dispensary sites. Four (4) dispensary sites pending construction and/or approval
Cultivation facility	Owned	Hartford County	Connecticut
Dispensary (planned relocation site for leased site)	Owned	New Haven County	Connecticut

Dispensaries (two operating and one pending construction/zoning approval)	Leased	New Haven County	Connecticut
Dispensaries (two pending construction and/or zoning approval)	Leased	Hartford County	Connecticut
Dispensary (one pending construction and/or zoning approval)	Leased	New London County	Connecticut

Florida:
One call center, two cultivation facilities, sixty-four dispensary sites, eight dispensary sites under construction and three planned dispensary sites
Call Center/Office	Owned	Hillsborough County	Florida
Cultivation facility	Owned	Hillsborough County	Florida
Cultivation facility	Owned	Putnam County	Florida
Dispensaries (two)	Leased	Manatee County	Florida
Dispensaries (four)	Leased	Lee County	Florida
Dispensary	Owned	Lee County	Florida
Dispensaries (three and one under construction)	Leased	Palm Beach County	Florida
Dispensaries (four)	Leased	Pinellas County	Florida
Dispensaries (three)	Leased	Broward County	Florida
Dispensary	Leased	Alachua County	Florida
Dispensaries (three and one planned)	Leased	Duval County	Florida
Dispensary	Leased	Monroe County	Florida
Dispensary	Leased	Lake County	Florida
Dispensaries (three)	Leased	Polk County	Florida
Dispensaries (seven)	Leased	Hillsborough County	Florida
Dispensaries (two)	Leased	Brevard County	Florida
Dispensary	Owned	Brevard County	Florida
Dispensaries (three under construction)	Leased	Miami-Dade County	Florida
Dispensary (one under construction)	Owned	Miami-Dade County	Florida
Dispensaries (three and one under construction)	Leased	Sarasota County	Florida
Dispensaries (three)	Leased	Volusia County	Florida
Dispensaries (three and one planned)	Leased	Orange County	Florida
Dispensary	Leased	Escambia County	Florida
Dispensaries (one and one planned)	Leased	St. Lucie County	Florida
Dispensary	Leased	Indian River County	Florida
Dispensary	Leased	Okaloosa County	Florida
Dispensary (one and two under construction)	Leased	Pasco County	Florida
Dispensary	Leased	St. Johns County	Florida
Dispensary	Owned	Seminole County	Florida
Dispensary	Leased	Seminole County	Florida
Dispensary	Owned	Leon County	Florida
Dispensaries (two)	Leased	Martin County	Florida
Dispensary	Owned	Charlotte County	Florida
Dispensary	Leased	Clay County	Florida
Dispensary	Leased	Collier County	Florida
Dispensary	Leased	Columbia County	Florida
Dispensary	Leased	Santa Rosa County	Florida
Dispensary	Leased	Highlands County	Florida
Dispensary	Leased	Marion County	Florida

Dispensary	Leased	Bay County	Florida

Illinois:
Three corporate offices (one operational, one temporary and one under construction), one cultivation facility, ten dispensary sites, one planned dispensary site for relocation and one warehouse
Corporate offices (three)	Leased	Cook County	Illinois
Cultivation facility	Owned	Edwards County	Illinois
Dispensaries (four and one planned relocation)	Leased	Cook County	Illinois
Dispensary	Owned	Cook County	Illinois
Dispensaries (two)	Leased	Kane County	Illinois
Dispensary	Owned	Lake County	Illinois
Dispensaries (two)	Leased	DuPage County	Illinois
Warehouse	Leased	Edwards County	Illinois

Indiana:
Warehouse supporting IL cultivation facility
Warehouse	Leased	Vanderburgh County	Indiana

Maryland:
One cultivation facility, four dispensary sites, one planned relocation site
Cultivation facility	Owned	Howard County	Maryland
Dispensary	Owned	Anne Arundel County	Maryland
Dispensaries (one and one planned relocation)	Leased	Baltimore County	Maryland
Dispensary	Leased	Montgomery County	Maryland
Dispensary	Owned	Howard County	Maryland

Massachusetts:
One cultivation facility and two dispensary sites
Cultivation facility	Owned	Norfolk County	Massachusetts
Dispensary	Leased	Norfolk County	Massachusetts
Dispensary	Leased	Plymouth County	Massachusetts

Michigan:
One dispensary site
Dispensary	Owned	Berrien County	Michigan

Nevada:
Two cultivation facilities (one to be sold), five dispensary sites and one dispensary site under construction
Cultivation facility	Owned	Clark County	Nevada
Cultivation facility	Owned	Washoe County	Nevada
Dispensaries (one and one under construction)	Owned	Clark County	Nevada
Dispensaries (two)	Leased	Clark County	Nevada
Dispensary	Leased	Carson City County	Nevada
Dispensary	Leased	Washoe County	Nevada

New Jersey:

One cultivation facility, three dispensary sites and one parking lease for Mercer County dispensary
Cultivation facility	Owned	Hunterdon County	New Jersey
Dispensary	Leased	Monmouth County	New Jersey
Dispensary	Leased	Mercer County	New Jersey
Dispensary	Leased	Union County	New Jersey
Parking Lease	Leased	Mercer County	New Jersey

Ohio:
One cultivation facility and five dispensary sites
Cultivation facility	Owned	Stark County	Ohio
Dispensary	Owned	Licking County	Ohio
Dispensary	Leased	Montgomery County	Ohio
Dispensary	Leased	Hamilton County	Ohio
Dispensary	Leased	Wood County	Ohio
Dispensary	Leased	Stark County	Ohio

Pennsylvania:
One cultivation facility, sixteen dispensary sites, one cultivation facility under construction, three dispensary sites under construction, one standalone leased office
Cultivation facility	Owned	Delaware	Pennsylvania
Cultivation facility (under construction)	Owned	Delaware	Pennsylvania
Dispensary	Leased	Philadelphia County	Pennsylvania
Dispensary	Leased	Dauphin County	Pennsylvania
Dispensary	Leased	Logan County	Pennsylvania
Dispensary	Leased	York County	Pennsylvania
Dispensary and office	Leased	Montgomery County	Pennsylvania
Dispensary and office (under construction)	Owned	Montgomery County	Pennsylvania
Dispensary	Owned	Montgomery County	Pennsylvania
Dispensaries (one and one under construction)	Leased	Bucks County	Pennsylvania
Dispensary	Leased	Delaware County	Pennsylvania
Dispensaries (two)	Leased	Delaware County	Pennsylvania
Dispensary	Leased	Westmoreland County	Pennsylvania
Dispensary	Owned	Butler County	Pennsylvania
Dispensaries (one and one under construction)	Leased	Allegheny County	Pennsylvania
Dispensary	Owned	Allegheny County	Pennsylvania
Dispensary	Owned	Washington County	Pennsylvania
Dispensary	Leased	Chester County	Pennsylvania
Office	Leased	Chester County	Pennsylvania

West Virginia:
One cultivation facility, five dispensary sites
Cultivation facility	Leased	Raleigh County	West Virginia
Dispensaries (two)	Leased	Monongalia County	West Virginia
Dispensary	Leased	Harrison County	West Virginia
Dispensary	Leased	Ohio County	West Virginia
Dispensary (under construction)	Leased	Upshur County	West Virginia

Properties Subject to an Encumbrance.
A substantial portion of the real property owned by the Company’s subsidiaries is subject to mortgages that secure outstanding indebtedness for borrowed money or are otherwise pledged as collateral securing the obligations of the Borrowers that are outstanding under the 2022 Credit Agreement. In addition, the Borrowers have pledged a substantial portion of their other assets to secure, on a joint and several basis, the obligations under the 2022 Credit Agreement, including their cash, accounts receivable, inventory, licenses and permits, intellectual property, equipment and ownership interests in other Borrowers.
ITEM 3: LEGAL PROCEEDINGS
From time to time, the Company may be subject to legal proceedings, claims, investigations and government inquiries in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties.

On January 31, 2022, Verano entered into the GGH Arrangement Agreement with GGH, pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company.

On October 13, 2022, the Company delivered to GGH a Breach and Termination Notice stating that events and circumstances had occurred that gave rise to the Company’s termination rights under the GGH Arrangement Agreement, which included (i) GGH failing to comply with covenants, (ii) GGH breaching representations and warranties, (iii) GGH’s board of directors failing to publicly reaffirm (without qualification) the Company Board Recommendation (as defined in the GGH Arrangement Agreement), and (iv) GGH suffering a Material Adverse Effect (as defined in the GGH Arrangement Agreement).

On October 21, 2022, GGH filed suit against Verano in the Supreme Court of British Columbia, Vancouver Registry, styled as Goodness Growth Holdings, Inc. v. Verano Holdings Corp., Case No. S-228521, alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contracts. The suit seeks monetary damages, the amount of which is not stated by GGH and is unknown to the Company at this time. This suit is in the early stages of litigation. On November 14, 2022, the Company filed its response to the civil claim stating that the termination was in accordance with the terms of the GGH Arrangement Agreement and was based upon GGH’s breaches of the GGH Arrangement Agreement and the occurrence of other specified termination events. At the same time, the Company filed a counterclaim against GGH alleging that GGH owes the Company a termination fee in the amount of $14,875,000, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000,000 as a result of the termination. GGH filed a response to such counterclaim on December 8, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses.
ITEM 4: MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information

The Subordinate Voting Shares are traded in Canada on the CSE under the symbol “VRNO” and traded over-the-counter in the U.S. on the OTCQX under the symbol “VRNOF”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Shareholders
As of March 28, 2023, there were 938 registered holders of record of our Subordinate Voting Shares.
Dividends

There are no restrictions in the Company’s articles that prevent the Company from paying dividends. However, the Company has not paid dividends in the past, and it is not anticipated that the Company will pay any dividends in the foreseeable future. Rather, the Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not intend to pay any cash dividends on its shares for the foreseeable future. Any decision to pay dividends in the future will be made by the Board on the basis of earnings, financial requirements and other conditions existing at the time. In the event any dividends are declared and paid, both the Subordinate Voting Shares and Proportionate Voting Shares, if any, will share in the dividends with each Proportionate Voting Share being entitled to 100 times the amount of the dividend paid on each Subordinate Voting Share and each Subordinate Voting Share being entitled to 1/100 of the amount of the dividend paid on each Proportionate Voting Share. In the event the Board determines that a dividend is in the best interest of the Company’s shareholders, the terms and payment of such dividend must comply with the restrictions and covenants set forth in the 2022 Credit Agreement.
Recent Sales of Unregistered Securities

The following information represents securities sold by the Company for the period covered by this Form 10-K which were not registered under the Securities Act and which were not previously disclosed on a Quarterly Report on Form 10-Q or Current Report on Form 8-K. Included are new issuances, securities issued in exchange for property, services or other securities, and securities issued upon conversion or vesting of other Company securities.

Acquisitions

On February 23, 2022, the Company issued 166,297 Subordinate Voting Shares, in the aggregate, as a make-whole payment to the respective equity holders, in connection with the acquisition of Agri-Kind, LLC and Agronomed Holdings Inc.

On March 11, 2022, the Company issued 1,403,067 Subordinate Voting Shares, in the aggregate, to the members of 420 Capital Management LLC in connection with the Company’s acquisition of 420 Capital Management LLC.

Subject to the approval of the Board, all Subordinate Voting Shares are convertible into 0.01 Proportionate Voting Shares at the option of the applicable holder of the Subordinate Voting Shares in accordance with the Articles of the Company. All of such Subordinate Voting Shares were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506(b) promulgated under the Securities Act, because (i) the issuances were not made by general solicitation or advertising and (ii) the issuances were made only to “accredited investors” (as such term is fined in Rule 501(a) of Regulation D under the Securities Act).

Equity Incentive Plan

During the year ended December 31, 2022, pursuant to the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), the Company issued 867,111 Subordinate Voting Shares, which were not registered under the Securities Act, in respect of vested restricted stock units (“RSUs”). Between January 1, 2022 and June 30, 2022 (the effective date of the Company’s registration statement on Form S-8), the Company issued 3,003,452 RSUs pursuant to the Plan, each of which (i) vests, subject to the holder’s continued employment, over a period of time ranging from six to 30 months and (ii) entitles the holder to one Subordinate Voting Share, which is not registered under the Securities Act, upon vesting. The Company issued all of the securities listed below pursuant to the exemption from registration provided by Rule 701 of the Securities Act, as the RSUs and Subordinate Voting Shares were issued in connection with a compensatory benefit plan and/or Section 4(a)(2) of the Securities Act with respect to recipients who were accredited investors.

Stock Performance Graph

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph compares the cumulative total shareholder return on the Subordinate Voting Shares from February 17, 2021, when the Subordinate Voting Shares began trading on the CSE, through December 31, 2022, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on February 17, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalization. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Verano Holdings Corp., Russell 2000 Index, and a Peer Group
125
100
75
50
25
0
02/17/2021
06/30/2021
12/31/2021
06/30/2022
12/31/2022
Verano Holdings Corp.
Russell 2000 Index
Peer Group

	Base Period	Years Ending
Company/Index	2/17/2021	12/31/2021	12/31/2022
Verano Holdings Corp. (VRNO.CN)	100	38.22	9.62
Russell 2000 Index	100	99.52	78.07
Peer Group	100	44.31	16.89

Below are the specific companies included in the peer group.

Peer Group Companies
–Cresco Labs Inc. (CL.CN)	–Trulieve Cannabis Corp. (TRUL.CN)
–Curaleaf Holdings, Inc. (CURA.CN)	–Green Thumb Industries Inc. (GTII.CN)

Repurchases

During the year ended December 31, 2022, the Company did not repurchase any securities.

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The following is, as of the date of this Form 10-K, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) (the “Tax Act”) to Shareholders who beneficially own Subordinate Voting Shares, and who at all relevant times, for purposes of the Tax Act, (i) hold their Subordinate Voting Shares as capital property, (ii) deal at arm’s length with Verano and (iii) are not affiliated with Verano (each such person, a “Holder”). Generally, Subordinate Voting Shares will be considered to be capital property to the holder thereof provided that they are not held in the course of carrying on a business of buying and selling securities and have not been acquired in one or more transactions considered to be an adventure or concern in the nature of trade. Certain Shareholders who are resident in Canada for purposes of the Tax Act and who might not otherwise be considered to hold their Subordinate Voting Shares as capital property may, in certain circumstances, be entitled to have their Subordinate Voting Shares and any other “Canadian security” (as defined in the Tax Act), owned by such holders in the taxation year in which the election is made, and in all subsequent taxation years, treated as capital property by making the irrevocable election permitted by Subsection 39(4) of the Tax Act. Shareholders should consult their own tax advisors regarding the potential application and consequences of this election in their particular circumstances.

This summary is not applicable to a Holder: (i) that is a “financial institution” (as defined in the Tax Act for purposes of the mark-to-market rules); (ii) an interest in which is a “tax shelter investment” (as defined in the Tax Act); (iii) that is a “specified financial institution” (as defined in the Tax Act); (iv) that has made a “functional currency” election under section 261 of the Tax Act; (v) that has received, or receives, Subordinate Voting Shares upon the exercise of an employee stock option, settlement of a restricted stock unit or pursuant to any other employee compensation plan; (vi) that is a corporation resident in Canada and that is, or becomes (or does not deal at arm’s length for purposes of the Tax Act with a corporation resident in Canada that is or becomes), as part of a series of transactions or events, controlled by a non-resident person (or by a group of non-resident persons that do not deal at arm’s length with each other for purposes of the Tax Act) for the purposes of the “foreign affiliate dumping” rules in the Tax Act; (vii) that is a “substantive CCPC” within the meaning of the Tax Proposals; (viii) that has entered into, or enters into, a “derivative forward agreement” or “synthetic disposition arrangement” (each as defined in the Tax Act) with respect to its Subordinate Voting Shares; or (ix) that receives dividends on its Subordinate Voting Shares under, or as part of, a “dividend rental arrangement” (as defined in the Tax Act). Such Holders should consult their own tax advisors.

This summary also does not address the tax considerations applicable to holders of stock options, restricted stock units or any other equity-based compensation award. Such holders should consult their own tax advisors.

This summary is based upon the provisions of the Tax Act and the regulations thereunder (the “Tax Regulations”) in force on the date of this Form 10-K and the current published administrative policies and assessing practices of the Canada Revenue Agency (“CRA”) publicly available prior to the date of this Form 10-K. This summary takes into account all specific proposals to amend the Tax Act and the Tax Regulations which have been publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date of this Form 10-K (the “Tax Proposals”) and assumes that the Tax Proposals will be enacted in their current form. There can be no assurance that any of the Tax Proposals will be implemented in their current form or at all. Except for the Tax Proposals, this summary does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial decision or action, or changes in the administrative policies or assessing practices of the CRA. In addition, this summary does not take into account other federal or any provincial, territorial or foreign tax legislation or considerations, which may differ significantly from the Canadian federal income tax considerations discussed in this Form 10-K.

For purposes of the Tax Act, all amounts (including amounts related to the acquisition, holding or disposition of Subordinate Voting Shares, such as dividends, adjusted cost base and proceeds of disposition) must be expressed in Canadian dollars using the daily rate of exchange quoted by the Bank of Canada on the date such amounts arose, or such other rate of exchange as is acceptable to the CRA. The amount of income, capital gains, losses and capital losses may be affected by changes in foreign currency exchange rates.

Verano is a Canadian corporation for purposes of the Tax Act. As referenced under “Certain U.S. Federal Income Tax Considerations,” Verano is also classified as U.S. domestic corporations for United States federal income tax purposes, with related consequences and potential consequences to Verano and its shareholders. Accordingly, all Holders should review the discussion under “Certain U.S. Federal Income Tax Considerations,” and consult with their own tax advisors in this regard. For the purposes of the discussion of Canadian federal income tax considerations below, it has been assumed that Verano is and will be classified as a U.S. domestic corporation for United States federal income tax purposes at all relevant times. No legal opinion or tax ruling has been sought or obtained in this regard or with respect to any other assumptions made for purposes of this summary.

This summary is not exhaustive of all possible Canadian federal income tax considerations applicable to a Holder. The income or other tax consequences will vary depending on the particular circumstances of the Holder, including the province or provinces in which the Holder resides or carries on business. Accordingly, this summary is of a general nature only and is not intended to be, nor should it be construed to be, legal, business or tax advice or representations to any particular Holder. Moreover, no advance income tax ruling has been applied for or obtained from the CRA to confirm the tax consequences of any of the transactions described herein. Holders should consult their own legal and tax advisors for advice with respect to the tax consequences of the transactions described in this Form 10-K based on their particular circumstances.

Resident Shareholders

The following portion of this summary is generally applicable to a Holder who at all relevant times, for purposes of the Tax Act, is or is deemed to be resident in Canada (a “Resident Holder”).

Dividends on Subordinate Voting Shares

A Resident Holder generally will be required to include in computing its income for a taxation year any dividends received or deemed to be received on such Resident Holder’s Subordinate Voting Shares during such taxation year.

In the case of a Resident Holder who is an individual (other than certain trusts), such dividends will be subject to the gross-up and dividend tax credit rules generally applicable to dividends received from “taxable Canadian corporations” (as defined in the Tax Act), including the enhanced gross-up and dividend tax credit if such dividends are designated as “eligible dividends” (as defined in the Tax Act) by Verano. There may be limitations on the ability of Verano to designate dividends as eligible dividends.

In the case of a Resident Holder that is a corporation, the amount of any taxable dividend received or deemed to be received on such Resident Holder’s Subordinate Voting Shares and included in the Resident Holder’s income for the taxation year generally will be deductible in computing the Resident Holder’s taxable income. In certain circumstances, subsection 55(2) of the Tax Act may treat a taxable dividend received by a Resident Holder that is a corporation as proceeds of disposition or a capital gain. Resident Holders that are corporations should consult their own tax advisors having regard to their own circumstances.

A Resident Holder that is a “private corporation” (as defined in the Tax Act) or any other corporation resident in Canada controlled, whether because of a beneficial interest in one or more trusts or otherwise, by or for the benefit of an individual (other than a trust) or a related group of individuals (other than trusts), may be liable under Part IV of the Tax Act to pay an additional tax (refundable in certain circumstances) on dividends received or deemed to be received on the Subordinate Voting Shares to the extent that such dividends are deductible in computing the Resident Holder’s taxable income for the taxation year. A Resident Holder that, throughout the relevant taxation year, is a “Canadian-controlled private corporation” (“CCPC”) (as defined in the Tax Act) may be liable to pay an additional tax (refundable in certain circumstances) on its “aggregate investment income” (as defined in the Tax Act), including any dividends received or deemed to be received to the extent that such dividends are not deductible in computing the Resident Holder’s taxable income for the taxation year. Tax Proposals released on August 9, 2022 are intended to extend this additional tax and refund mechanism in respect of “aggregate investment income” to “substantive CCPCs” as defined in such Tax Proposals. The legislation for such Tax Proposals has yet to be released. Canadian Resident Holders that are corporations are advised to consult their own tax advisors regarding the possible implications of these Tax Proposals in their particular circumstances.

A Resident Holder may be subject to United States withholding tax on dividends received on the Subordinate Voting Shares (see “Certain U.S. Federal Income Tax Considerations”). Any United States withholding tax paid by or on behalf of a Resident Holder in respect of dividends received on the Subordinate Voting Shares by a Resident Holder may be eligible for foreign tax credit or deduction treatment where applicable under the Tax Act. Generally, a foreign tax credit in respect of a tax paid to a particular foreign country is limited to the Canadian tax otherwise payable in respect of income sourced in that country. Dividends received on the Subordinate Voting Shares by a Resident Holder may not be treated as income sourced in the United States for these purposes. Resident Holders should consult their own tax advisors with respect to the availability of any foreign tax credits or deductions under the Tax Act in respect of any United States withholding tax applicable to dividends on the Subordinate Voting Shares.

Disposition of Subordinate Voting Shares

A disposition or deemed disposition of a Subordinate Voting Share by a Resident Holder (except to Verano, unless purchased by Verano in the open market in a manner in which shares are normally purchased by any member of the public in the open market) will generally result in the Resident Holder realizing a capital gain (or capital loss) equal to the amount by which the proceeds of disposition of such Subordinate Voting Shares are greater (or less) than the aggregate of the Resident Holder’s adjusted cost base of such Subordinate Voting Shares and any reasonable costs of disposition. For a description of the treatment of capital gains and capital losses, see “Certain Canadian Federal Income Tax Considerations — Resident Shareholders — Taxation of Capital Gains and Capital Losses” below.

Taxation of Capital Gains and Capital Losses

Generally, one-half of any capital gain (a “taxable capital gain”) realized by a Resident Holder in a taxation year must be included in the Resident Holder’s income for the year, and one-half of any capital loss (an “allowable capital loss”) realized by a Resident Holder in a taxation year must be deducted from taxable capital gains realized by the Resident Holder in that year. Allowable capital losses for a taxation year in excess of taxable capital gains for that year may generally be carried back and deducted in any of the three preceding taxation years, or carried forward and deducted in any subsequent taxation year, against net taxable capital gains realized in such years, to the extent and under the circumstances specified in the Tax Act.

In the case of a Resident Holder that is a corporation, the amount of any capital loss realized on a disposition or deemed disposition by the Resident Holder of a Subordinate Voting Share may be reduced by the amount of dividends received or deemed to have been received by it on such share (and, in certain circumstances, a share exchanged for such share), to the extent and under the circumstances prescribed by the Tax Act. Similar rules may apply where a corporation is a member of a partnership or a beneficiary of a trust that owns such shares, or where a trust or partnership of which a corporation is a beneficiary or a member is a member of a partnership or a beneficiary of a trust that owns any such shares. Resident Holders to whom these rules may be relevant should consult their own tax advisors.

A Resident Holder that, throughout the relevant taxation year, is a CCPC (as defined in the Tax Act) may be liable to pay an additional tax (refundable in certain circumstances) on its “aggregate investment income” (as defined in the Tax Act), including any taxable capital gains. Tax Proposals released on August 9, 2022 are intended to extend this additional tax and refund mechanism in respect of “aggregate investment income” to “substantive CCPCs” as defined in such Tax Proposals. The legislation for such Tax Proposals has yet to be released.

A Resident Holder may be subject to United States federal income tax on a gain realized on the disposition of a Subordinate Voting Share if Verano is classified as a United States real property holding corporation (“USRPHC”) under the Code (see “Certain U.S. Federal Income Tax Considerations”). United States federal income tax, if any, levied on any gain realized on a disposition of a Subordinate Voting Share may be eligible for a foreign tax credit under the Tax Act to the extent and under the circumstances described in the Tax Act. Generally, a foreign tax credit in respect of a tax paid to a particular foreign country is limited to the Canadian tax otherwise payable in respect of income sourced in that country. Gains realized on the disposition of a Subordinate Voting Share by a Resident Holder may not be treated as income sourced in the United States for these purposes. Resident Holders should consult their own tax advisors with respect to the availability of a foreign tax credit, having regard to their own particular circumstances.

Alternative Minimum Tax

Capital gains realized and taxable dividends received or deemed to be received by a Resident Holder that is an individual (including certain trusts) may affect the Resident Holder’s liability to pay alternative minimum tax under the Tax Act. Resident Holders should consult their own tax advisors with respect to the application of alternative minimum tax.

Eligibility for Investment

The Subordinate Voting Shares will be qualified investments for trusts governed by first home savings accounts (“FHSAs”), registered retirement savings plans (“RRSPs”), registered retirement income funds (“RRIFs”), registered education savings plans (“RESPs”), deferred profit sharing plans, registered disability savings plans (“RDSPs”) and tax-free savings accounts (“TFSAs”), (as those terms are defined in the Tax Act) provided that, on the date hereof, the Subordinate Voting Shares are listed on a “designated stock exchange” (as defined in the Tax Act), which currently includes the CSE.

Notwithstanding that the Subordinate Voting Shares may be qualified investments for a trust governed by a FHSA, TFSA, RDSP, RRSP, RRIF or RESP (each a “Plan”), a holder of a FHSA, TFSA or RDSP, an annuitant under an RRSP or RRIF or a subscriber of an RESP (each a “Plan Holder”) will be subject to a penalty tax if the Subordinate Voting Shares are a “prohibited investment” within the meaning of the Tax Act (as defined in subsection 207.01(1) of the Tax Act) for a Plan. The Subordinate Voting Shares will generally not be a “prohibited investment” for a trust governed by a Plan for purposes of the prohibited investment rules if the Plan Holder deals at arm’s length with the Company for purposes of the Tax Act and does not have a “significant interest” (within the meaning of subsection 207.01(4) of the Tax Act) in the Company. In addition, the Subordinate Voting Shares will not be a “prohibited investment” for a Plan if the Subordinate Voting Shares are “excluded property” (as defined in subsection 207.01(1) of the Tax Act) for such Plan.

The rules governing a FHSA will come into force on April 1, 2023. Investors should consult their own advisors in this regard.

Non-Resident Shareholders

The following portion of this summary is generally applicable to a Holder who at all relevant times, for purposes of the Tax Act, (i) is not resident in Canada and is not deemed to be resident in Canada, (ii) does not use or hold, and is not deemed to use or hold, its Subordinate Voting Shares in, or in the course of carrying on, a business in Canada, (iii) is not a person who carries on an insurance business in Canada and elsewhere, (iv) is not an “authorized foreign bank” (as defined in the Tax Act), and (v) is not a “foreign affiliate” (as defined in the Tax Act) of a person resident in Canada at the end of the Holder’s taxation year in which the Effective Time occurs (a “Non-Resident Holder”).

Dividends on Subordinate Voting Shares

A Non-Resident Holder will be subject to Canadian withholding tax on the amount of any dividends paid or credited, or deemed to be paid or credited, to it on its Subordinate Voting Shares. Under the Tax Act, the rate of withholding is 25% of the gross amount of the dividend. The withholding rate may be reduced pursuant to the provisions of an applicable income tax treaty or convention. Under the Canada-United States Income Tax Convention (1980), as amended (the “Canada — US Tax Treaty”), the withholding rate on any such dividend beneficially owned by a Non-Resident Holder that is a resident of the United States for purposes of the Canada — US Tax Treaty and fully entitled to the benefits of such treaty is generally reduced to 15%. The Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting of which Canada is a signatory, affects many of Canada’s bilateral tax treaties (but not the Canada-US Tax Treaty), including the ability to claim benefits thereunder. Non-Resident Holders should consult their own tax advisors to determine their entitlement to relief under an applicable income tax treaty or convention. Certain Non-Resident Holders may be subject to United States withholding tax on dividends received on the Subordinate Voting Shares (see “Certain U.S. Federal Income Tax Considerations”).

Disposition of Subordinate Voting Shares

A Non-Resident Holder will not be subject to Canadian tax in respect of any capital gain realized on the disposition of its Subordinate Voting Shares unless such shares constitute “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention.

Provided the Subordinate Voting Shares are listed on a “designated stock exchange,” as defined in the Tax Act (which currently includes the CSE), at the time of disposition, a Subordinate Voting Share will generally only be “taxable Canadian property” of a Non-Resident Holder at that time if, at any time during the 60-month period immediately preceding the disposition, the following two conditions were met concurrently: (i) more than 50% of the fair market value of the Subordinate Voting Share was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act) and options in respect of, interests in, or for civil law rights in, any such properties whether or not the properties exist; and (ii) one or any combination of the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm’s length or any partnership in which the Non-Resident Holder or persons with whom the Non-Resident Holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, owned 25% or more of the issued shares of any class or series of Verano. A Subordinate Voting Share may also be deemed to be “taxable Canadian property” in certain other circumstances.

If the Subordinate Voting Shares are “taxable Canadian property” to a Non-Resident Holder and such Non-Resident Holder is not exempt from Canadian tax in respect of the disposition of such Subordinate Voting Shares pursuant to an applicable income tax treaty or convention, the tax consequences as described above under the headings “Certain Canadian Federal Income Tax Considerations — Resident Shareholders — Taxation of Capital Gains and Capital Losses” will generally apply. Non-Resident Holders whose Subordinate Voting Shares may constitute “taxable Canadian property” should consult their own tax advisors.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following is a general summary of certain U.S. federal income tax considerations applicable to a U.S. Holder or a Non-U.S. Holder (each as defined below) arising from the ownership and disposition of Subordinate Voting Shares. This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder or Non-U.S. Holder. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder or Non-U.S. Holder that may affect the U.S. federal income tax consequences to such holder (as discussed below), including specific tax consequences to a holder under an applicable tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any holder. This summary is limited to U.S. federal income tax considerations, and does not address the U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local, or non-U.S. tax consequences of the ownership and disposition of such Subordinate Voting Shares. Except as specifically set forth below, this summary does not discuss applicable income tax reporting requirements. Each holder should consult its own tax advisor regarding all U.S. federal, U.S. state and local, and non-U.S. tax consequences of the ownership and disposition of Subordinate Voting Shares.

No opinion from U.S. legal counsel or ruling from the IRS has been requested, or will be obtained, regarding the U.S. federal income tax consequences of the ownership and disposition of Subordinate Voting Shares. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the positions taken in this summary.

This summary does not address the U.S. federal income tax consequences to any particular person of the ownership and disposition of Subordinate Voting Shares. Each holder should consult its own tax advisor regarding all U.S. federal, U.S. state and local, and non-U.S. tax consequences of the ownership and disposition of Subordinate Voting Shares.

Scope of This Disclosure

Authorities

This summary is based on the Code, proposed, final and temporary U.S. Treasury Regulations, published rulings of the IRS, published administrative positions of the IRS, and U.S. court decisions that are applicable and, in each case, as in effect and available, as of the date of this Form 10-K. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a prospective or retroactive basis which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this summary, the term “U.S. Holder” means a beneficial owner of Subordinate Voting Shares that is for U.S. federal income tax purposes:
•an individual who is a citizen or resident of the United States;
•a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia

•an estate the income of which is subject to U.S. federal income tax regardless of its source; or
•a trust that (a) is subject to the primary supervision of a court within the United States and the control of one or more U.S. persons for all substantial decisions or (b) has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person

Non-U.S. Holders

Also, for purposes of this discussion, a “Non-U.S. Holder” is any beneficial owner of Subordinate Voting Shares who is neither a U.S. Holder nor an entity classified as a partnership for U.S. federal income tax purposes.

Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax consequences of the ownership and disposition of Subordinate Voting Shares that are subject to special provisions under the Code, including holders that: (a) are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) are financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies; (c) are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (d) have a “functional currency” other than the U.S. dollar; (e) own, Subordinate Voting Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position; (f) acquired Subordinate Voting Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (g) hold Subordinate Voting Shares other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes); (h) own, directly, indirectly, or by attribution, 5% or more, by voting power or value, of the outstanding Subordinate Voting Shares; (i) are required to accelerate the recognition of any item of gross income for U.S. federal income tax purposes with respect to Subordinate Voting Shares as a result of such item being taken into account in an applicable financial statement; or (j) acquired Subordinate Voting Shares by gift or inheritance. Holders that are subject to special provisions under the Code, including those holders described immediately above, should consult their own tax advisors regarding all U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the ownership and disposition of Subordinate Voting Shares.

If an entity or arrangement that is classified as a partnership (including any other “pass-through” entity) for U.S. federal income tax purposes holds Subordinate Voting Shares, the U.S. federal income tax consequences to such partnership and the partners (or owners) of such partnership of participating in the ownership and disposition of Subordinate Voting Shares generally will depend on the activities of the partnership and the status of such partners (or owners). This summary does not address the tax consequences to any such partnership or partner (or owner). Partners (or owners) of entities and arrangements that are classified as partnerships for U.S. federal, U.S. state and local, and non-tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences of the ownership and disposition of Subordinate Voting Shares.

U.S. Tax Classification of Verano

Pursuant to Section 7874(b) of the Code and the U.S. Treasury Regulations promulgated thereunder, notwithstanding that Verano has been organized under Canadian law, solely for U.S. federal income tax purposes, Verano is classified as a U.S. domestic corporation. Accordingly, Verano will be subject to a number of significant and complicated U.S. federal income tax consequences as a result of being treated as a U.S. domestic corporation for U.S. federal income tax purposes and will be subject to taxation both in Canada and the United States.

U.S. Tax Considerations Relevant to the Ownership and Disposition of Subordinate Voting Shares for U.S. Holders

Distributions

We do not currently anticipate paying distributions on our Subordinate Voting Shares. If Verano makes distributions with respect to a Subordinate Voting Share, the distributions generally will be treated as U.S. source dividends to a U.S. Holder of a Subordinate Voting Share to the extent of Verano’s current and accumulated earnings and profits as determined under U.S. federal income tax principles at the end of the tax year in which the distribution occurs. To the extent the distributions exceed Verano’s current and accumulated earnings and profits, the excess will be treated first as a tax-free return of capital to the extent of the U.S. Holder’s adjusted tax basis in the Subordinate Voting Share, and thereafter as gain from the sale or exchange of that Subordinate Voting Share. Corporate U.S. Holders may be entitled to claim the dividends-received deduction with respect to dividends paid on the Subordinate Voting Shares, and such dividends may constitute qualified dividend income to individual U.S. Holders, subject in each case to applicable restrictions and eligibility requirements.

Dividends on the Subordinate Voting Shares will not constitute foreign source income for U.S. foreign tax credit limitation purposes because Verano, even though organized as a Canadian corporation, will be treated as a U.S. corporation for U.S. federal income tax purposes, as described above under “— U.S. Tax Classification of Verano.” Therefore, a U.S. Holder may not be able to claim a U.S. foreign tax credit for any Canadian tax unless the U.S. Holder has sufficient other foreign source income. However, if the U.S. Holder has not elected to credit other foreign taxes during the same taxable year, the U.S. Holder should be able to take a deduction for such Canadian tax.

Sale, Exchange or Other Taxable Disposition of Subordinate Voting Shares

Upon the sale or other taxable disposition of a Subordinate Voting Share, U.S. Holders generally will recognize capital gain or loss equal to the difference between the amount realized by such holders on the disposition and their adjusted tax basis in such Subordinate Voting Share. Such gain or loss generally will be long-term capital gain or loss if the U.S. Holder held, or are treated as having held, such Subordinate Voting Share for more than one year as of the time of disposition. Long-term capital gains of individuals are currently eligible for reduced rates of taxation. The deductibility of capital losses is subject to limitations.

To the extent a sale or other taxable disposition of the Subordinate Voting Shares by a U.S. Holder results in Canadian tax payable by the U.S. Holder, such U.S. Holder may not be able to claim a U.S. foreign tax credit for any Canadian tax unless the U.S. Holder has sufficient other foreign source income. However, if the U.S. Holder has not elected to credit other foreign taxes during the same taxable year, the U.S. Holder should be able to take a deduction for such Canadian tax.

U.S. Tax Considerations Relevant to the Ownership and Disposition of Subordinate Voting Shares for Non-U.S. Holders

Distributions

If Verano makes distributions with respect to a Subordinate Voting Share, the distributions generally will be treated as dividends to a Non-U.S. Holder of a Subordinate Voting Share to the extent of Verano’s current and accumulated earnings and profits as determined under U.S. federal income tax principles at the end of the tax year in which the distribution occurs. To the extent the distributions exceed Verano’s current and accumulated earnings and profits, the excess will be treated first as a tax-free return of capital to the extent of the Non-U.S. Holder’s adjusted tax basis in the Subordinate Voting Share, and thereafter as gain from the sale or exchange of that Subordinate Voting Share.

Gain from the sale or exchange a Subordinate Voting Share that is effectively connected with the conduct of a trade or business by a Non-U.S. Holder within the United States (and, if an applicable tax treaty so requires, is attributable to a U.S. permanent establishment or fixed base maintained by the Non-U.S. Holder) will be subject to tax at generally applicable U.S. federal income tax rates. A Non-U.S. Holder that is a foreign corporation may also be subject to an additional “branch profits tax” on any such gain at a 30% rate (or lower applicable treaty rate).

Gain recognized by a Non-U.S. Holder who is an individual present in the United States for 183 days or more in the taxable year of disposition, and who meets certain other conditions, generally will be subject to a flat 30% U.S. federal income tax. Non-U.S. Holders are urged to consult their own tax advisors regarding possible eligibility for benefits under income tax treaties and the availability of U.S. source capital losses to offset any such gain.

Dividends paid to a Non-U.S. Holder generally will be subject to U.S. withholding tax at a rate of 30% of the gross amount unless the Non-U.S. Holder is eligible for and properly claims a reduced rate of withholding under an applicable income tax treaty. However, dividends that are effectively connected with the conduct of a trade or business by the Non-U.S. Holder within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Holder) will not be subject to U.S. withholding tax, unless Verano is classified as a USRPHC, provided certain certification and disclosure requirements are satisfied. Instead, such dividends are subject to U.S. federal income tax on a net income basis in the same manner as if the Non-U.S. Holder were a U.S. Holder. Any such effectively connected dividends received by a foreign corporation may be subject to an additional “branch profits tax” equal to 30% of its effectively connected earnings and profits (subject to certain adjustments) or at such lower rate as may be specified by an applicable income tax treaty. A Non-U.S. Holder eligible for a reduced rate of U.S. withholding tax pursuant to an income tax treaty may obtain a refund of any excess amounts withheld by timely filing an appropriate claim for refund with the IRS.

Verano believes that it presently is not a USRPHC and it does not presently anticipate that it will become a USRPHC. However, if Verano is treated as a USRPHC, gain recognized by such holder on the sale, taxable exchange or other disposition of Subordinate Voting Shares will be subject to tax at generally applicable U.S. federal income tax rates if Verano is or has been a USRPHC for U.S. federal income tax purposes at any time during the shorter of the five-year period ending on the date of disposition or the period that the Non-U.S. Holder held the Subordinate Voting Shares, and, in the case where the Subordinate Voting Shares are regularly traded on an established securities market, the Non-U.S. Holder has owned, directly or constructively, more than 5% of Subordinate Voting Shares at any time within the shorter of the five-year period preceding the disposition or such Non-U.S. Holder’s holding period for the Subordinate Voting Shares. There can be no assurance that the Subordinate Voting Shares will be treated as regularly traded on an established securities market for this purpose. In addition, Verano may be required to withhold U.S. income tax at a rate of 15% of the amount realized upon such disposition. You are urged to consult your own tax advisors regarding the application of these rules.

Sale, Exchange or Other Taxable Disposition of Subordinate Voting Shares

A Non-U.S. Holder that disposes of its Subordinate Voting Shares in a taxable disposition generally will subject to the tax treatment described above in “— U.S. Tax Considerations Relevant to the Ownership and Disposition of Subordinate Voting Shares for Non-U.S. Holders — Distributions”.

Foreign Account Tax Compliance Withholding

Under the Foreign Account Tax Compliance Act (“FATCA”), a 30% withholding tax may apply to payments of dividends on stock made to foreign financial institutions (including amounts paid to a foreign financial institution on behalf of a holder) and certain other non-financial foreign entities. Additionally, a 30% withholding tax may apply to payments of gross proceeds from the disposition of stock made to such institutions and entities; however, proposed Treasury Regulations eliminate this 30% withholding tax on payments of gross proceeds. Taxpayers may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. There can be no assurance that final Treasury Regulations would provide an exemption from FATCA for gross proceeds.

Withholding under FATCA generally will not apply where such payments are made to (i) a foreign financial institution that undertakes, under either an agreement with the United States Treasury or pursuant to an intergovernmental agreement between the jurisdiction in which it is a resident and the United States Treasury, to identify accounts held by certain United States persons or United States-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to noncompliant foreign financial institutions and certain other account holders; (ii) a non-financial foreign entity that either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner to the United States Treasury; or (iii) a foreign financial institution or non-financial foreign entity that is exempt from these rules. Investors should consult their tax advisors regarding this legislation and the regulations thereunder.

Information Reporting and Backup Withholding

Payments of dividends or of proceeds on the disposition of Subordinate Voting Shares to U.S. Holders may be subject to information reporting and backup withholding unless the U.S. Holder (i) is a corporation or comes within certain other exempt categories and demonstrates this fact, or (ii) provides a correct taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with applicable requirements of the backup withholding rules. Non-U.S. Holders may be required to provide documentary evidence establishing they are not subject to information reporting and backup withholding. Payments of dividends to Non-U.S. Holders and the amount of U.S. federal withholding tax imposed on such dividends must generally be reported annually to the IRS. A similar report will be sent to Non-U.S. Holders. Copies of these reports may be made available to tax authorities in a holder’s country of residence.

Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules will be allowed as a refund or a credit against a holder’s U.S. federal income tax liability, provided the required information is furnished to the IRS on a timely basis.

ITEM 6: [RESERVED]

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-K. See “Cautionary Note on Forward-Looking Statements” and “Risk Factors” in this Form 10-K. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the years ended December 31, 2022, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2022, 2021 and 2020. The financial statements referenced in this MD&A are prepared in accordance with U.S. GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated.

OVERVIEW OF THE COMPANY

Verano is a leading vertically-integrated multi-state cannabis operator as one of the largest publicly traded multi-state operators in the U.S. by reported annual revenue for the year ended December 31, 2022. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning high-end customers. All of the Company’s business, operating results, and financial condition relate to U.S. cannabis-related activities. As of March 28, 2023, through our subsidiaries and affiliates, we are licensed to conduct businesses in 14 states and actively operate businesses in 13 states, including 125 retail dispensaries, and 14 cultivation and processing facilities with over 1,000,000 square feet of cultivation. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult-use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult-use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 37 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 22 states plus the District of Columbia and the U.S. territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for medical and adult-use (i.e. recreational) cannabis, and 11 states allow the use of low THC and high CBD products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult-use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.
Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing cannabis brands and products at scale. Our cultivation, processing and wholesale distribution of cannabis consumer packaged goods are designed to guarantee shelf-space in our national retail dispensary chains, as well as to develop and foster long term wholesale supply relationships with third-party retail operators. Our model includes geographic diversity by establishing a footprint to allow us to adapt to changes in both industry and market conditions.
As part of the Go Public Transactions described in “Item 1. Business – History of the Company,” in February 2021, the Company resulted from a reverse takeover transaction, and at such time Verano LLC and AltMed became subsidiaries of the Company with the other members of the AME Group and Plants of Ruskin becoming subsidiaries of AltMed.
SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the audited consolidated financial statements for the years ended December 31, 2022 and 2021. The selected consolidated financial information below may not be indicative of the Company’s future performance.
Year Ended December 31, 2022, as Compared to Year Ended December 31, 2021

	For the Year Ended December 31,		2022 – 2021
($ in thousands)	2022	2021	$ Change
		(As Restated)
Revenues, net of discounts	$879,412	$737,850	$141,562
Gross Profit	423,062	331,019	92,043
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(269,164)	(57,507)	(211,657)

Net Loss per share – basic & diluted	$(0.81)	$(0.20)	$(0.61)

Revenues, net of discounts
Revenues, net of discounts for the year ended December 31, 2022 was $879,412 an increase of $141,562 or 19.2%, compared to revenue of $737,850 for the year ended December 31, 2021. The increase in revenue was primarily driven by increased dispensary operations in the Connecticut, Florida, Maryland, and Nevada markets and the impact of adult-use expansion in New Jersey. The key performance driver of retail revenues in 2022 were largely attributable to an increased dispensary count from new store openings in Arizona, Connecticut, Florida, Illinois, Nevada, New Jersey, West Virginia, and Pennsylvania markets. Market expansion into New Jersey, which began adult-use sales, increased retail revenue and continued footprint expansion in established markets, specifically the Florida market, further increased revenue. The Company generated revenue from 120 retail locations during 2022 compared to 91 locations in the prior year. During the year ended December 31, 2022, retail revenue comprised 72.3% of total revenue, excluding intersegment eliminations, as compared to 72.0% of total revenue for the year ended December 31, 2021. The key performance drivers for cultivation (wholesale) revenues were primarily driven by acquisition activities, in particular, the acquisition of Connecticut Pharmaceutical Solutions, Inc. and significant cultivation expansion into the Arizona, Connecticut, Florida, New Jersey and Pennsylvania markets. In addition, production output and sales of flower expanded in the Connecticut, Nevada, New Jersey, Pennsylvania and Ohio markets, which further increased revenue. Cultivation expansion into the New Jersey adult-use market attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales. Cultivation (wholesale) revenue made up 27.7% of total revenues for the year ended December 31, 2022, excluding intersegment eliminations, as compared to 28.0% for the year ended December 31, 2021.
Gross Profit
Gross profit for the year ended December 31, 2022 was $423,062, representing a gross margin on the sale of cannabis, cannabis extractions and edibles, and from related accessories of 48.1%. This is compared to gross profit for the year ended December 31, 2021 of $331,019, which represented a 44.9% gross margin. The increase in gross profit is primarily due to continued top-line growth catalyzed by strong market growth in New Jersey, due to adult-use sales, and expansion in the Connecticut, Florida, and Pennsylvania markets.
Net Loss
Net loss attributable to the Company for the year ended December 31, 2022, was $(269,164) a decrease of $(211,657), compared to a net loss of $(57,507) for the year ended December 31, 2021. The decrease in net income was driven by an intangible asset impairment charge of $116,151 on the remaining net book value related to its Arizona cultivation (wholesale) license and goodwill impairment charges of (i) $46,537 associated with its Arizona retail reporting unit, (ii) $2,252 associated with its Arizona cultivation (wholesale) reporting unit, (iii) $61,127 associated with its Pennsylvania retail reporting unit, and (iv) $3,115 associated with its Pennsylvania cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. Additionally, the decrease in net income was attributable to an increase in income tax expense during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

	For the Year Ended December 31,		2022 – 2021
($ in thousands)	2022	2021	$ Change
		(As Restated)
Cost of Goods Sold, net	$456,350	$406,831	$49,519

Selling, General, and Administrative Expenses	356,569	270,929	85,640

Impairment - Goodwill & License	229,182	—	229,182

Other Expense (Income)	2,272	15,723	(13,451)

Provision for Income Taxes	105,470	103,988	1,482

Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the year ended December 31, 2022 was $456,350, an increase of 49,519 or 12.2%, from the year ended December 31, 2021. The increase was primarily driven by continued expansion at existing facilities mainly in Arizona, Illinois, Connecticut, and Massachusetts. On the retail side, the increase is due to expansion of sales and continued store openings in Connecticut, Nevada, and Florida.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2022 were $356,569, an increase of $85,640 or 31.6%, compared to selling, general and administrative expenses of $270,929 for the year ended December 31, 2021. Selling, general and administrative expenses as a percentage of revenue was 40.5% and 36.7% for the years ended December 31, 2022 and 2021, respectively. The increase was primarily due to a $37,964 increase in salaries and benefits, and a $18,808 increase in general and administrative expenses. This was driven by an overall increase in employee headcount, due to continued expansion of the retail operations footprint and continued growth in existing markets.
The Company expects to continue to invest organically and in new markets to support expansion plans and adapt to the increasing complexity of the cannabis business. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to expansion.

Impairment - Goodwill & License

During the year ended December 31, 2022, the Company recorded an intangible asset impairment charge of $116,151 on the remaining net book value related the Company’s Arizona cultivation (wholesale) license and goodwill impairment charges of (i) $46,537 associated with its Arizona retail reporting unit, (ii) $2,252 associated with its Arizona cultivation (wholesale) reporting unit, (iii) $61,127 associated with its Pennsylvania retail reporting unit, and (iv) $3,115 associated with its Pennsylvania cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts.
Other Expense (Income)
Total other expense for the year ended December 31, 2022 was $2,272, a decrease of $13,451 or 85.5% as compared to the year ended December 31, 2021. The decrease of total other expense is attributable to a $14,103 gain on the disposal of equity method investments, an employee retention credit of $14,250, a gain on deconsolidation of $9,560, and adjustments to contingent consideration related to acquisitions. This is partially offset by interest expense of $49,431, and a loss on debt extinguishment of $7,987 related to the 2022 Credit Agreement.
Provision for Income Taxes
Income tax expense for the year ended December 31, 2022 was $105,470, an increase of $1,482 or 1.4% as compared to the year ended December 31, 2021. The increase in income taxes was due to the increase in top line revenues year over year.
Verano Year Ended December 31, 2021, as Compared to Verano LLC Year Ended December 31, 2020

	For the Year Ended December 31,		2021 – 2020
($ in thousands)	2021	2020	$ Change
	(As Restated)
Revenues, net of discounts	$737,850	$228,530	$509,320
Gross Profit	331,019	135,569	195,450
Net Income (Loss) attributable to Verano Holdings Corp. & Subsidiaries	(57,507)	38,401	(95,908)

Net Income (Loss) per share – basic	$(0.20)	$0.15	$(0.35)
Net Income (Loss) per share - diluted	$(0.20)	$0.14	$(0.34)

Revenues, net of discounts
Revenues, net of discounts for the year ended December 31, 2021 was $737,850, an increase of $509,320 or 222.9%, compared to revenue of $228,530 for the year ended December 31, 2020. The increase in revenue was primarily driven by significant retail and cultivation expansion into the Arizona, Connecticut, Florida, and Pennsylvania markets. The key performance driver of retail revenues in 2021 was increased store traffic to Verano’s open and operating retail stores, particularly in Illinois, and new store openings, including acquired stores, particularly in Florida, Arizona and Pennsylvania. The Company generated revenue from 92 retail locations during 2021 compared to 71 locations in the prior year. During the year ended December 31, 2021, retail revenue made up 72.0% of total revenue as compared to 36.2% of total revenue in 2020. The Company’s merger with the AME Group on February 11, 2021 resulted in the AME Group becoming wholly owned subsidiaries of the Company and adding additional retail stores in Arizona and Florida, which contributed to the increase in retail revenues in 2021. The key drivers for the cultivation (wholesale) increase in revenues in 2021 were production output and the expansion of sales of flower in the Illinois, Maryland, New Jersey, and Ohio markets. Cultivation (wholesale) revenue made up 28.0% of total revenues in 2021 as compared to 63.8% in 2020.
Gross Profit
Gross profit for the year ended December 31, 2021 was $331,019, representing a gross margin on the sale of cannabis, cannabis extractions and edibles, and from related accessories of 44.9%. This is compared to gross profit for the year ended December 31, 2020 of $135,569, which represented a 59.3% gross margin. The increase in gross profit is primarily due to top-line growth catalyzed by strong market growth in Illinois and expansion into the Arizona, Connecticut, Florida, and Pennsylvania markets.
Net Income (Loss)
Net income (loss) attributable to Verano for the year ended December 31, 2021 was $(57,507), a decrease of $(95,908), compared to a net income of $38,401 for the year ended December 31, 2020. The decrease in net income was driven by an increase in income tax expense due to top line revenue growth.

	For the Year Ended December 31,		2021 – 2020
($ in thousands)	2021	2020	$ Change
	(As Restated)
Cost of Goods Sold, net	$406,831	$92,961	$313,870

Selling, General, and Administrative Expenses	270,929	43,263	227,666

Other Expense	15,723	12,546	3,177

Provision for Income Taxes	103,988	42,296	61,692
Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the year ended December 31, 2021 was $406,831, an increase of $313,870 or 337.6%, from the year ended December 31, 2020. The increase was primarily driven by the acquisitions of the AltMed cultivation facilities in Arizona and Florida, The Medicine Room LLC cultivation facility in Arizona, the Agri-Kind, LLC cultivation facility in Pennsylvania and continued expansion at existing facilities. On the retail side, the increase is due to expansion of sales and continued store openings.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2021 were $270,929, an increase of $227,666 or 526.2%, compared to selling, general and administrative expenses of $43,263 for the year ended December 31, 2020. Selling, general and administrative expenses as a percentage of revenue was 36.7% and 18.9% for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to i) a $103,370 increase in salaries and benefits due to stock-based compensation expense and ii) a $77,065 increase in general and administrative expenses driven by the expansion into four new markets and continued growth in existing markets which lead to an increase in employee headcount and fixed assets.
Total Other Expense
Total other expense for the year ended December 31, 2021 was $15,723, an increase of $3,177 or 25.3% as compared to the year ended December 31, 2020. The increase was due to amortization of debt issuance costs for warrants and convertible debt, amortization of the present value discount for acquisitions with deferred consideration, and interest accrued on outstanding debt.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2021, provision for income taxes totaled $103,988 compared to $42,296 for the year ended December 31, 2020. The increase in income taxes was due to the increase in top line revenues year over year.
Results of Operations – Segments
The Company has two reportable segments: (i) Cultivation (Wholesale) and (ii) Retail.
Year Ended December 31, 2022, as Compared to Year Ended December 31, 2021
The following tables summarize revenues, net of discounts, by segment for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
($ in thousands)	2022	2021	% Change
		(As Restated)
Revenues, net of discounts
Cultivation (Wholesale)	$276,281	$226,858	21.8%
Retail	721,279	582,472	23.8%
Intersegment Eliminations	(118,148)	(71,480)	65.3%
Total Revenues, net of discounts	$879,412	$737,850	19.2%
Revenues, net of discounts, for the cultivation (wholesale) segment was $276,281 for the year ended December 31, 2022, an increase of $49,423 or 21.8%, excluding intersegment eliminations, compared to the year ended December 31, 2021. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by market expansion in Pennsylvania and New Jersey, and increases in revenues in established markets such as Arizona, Florida, and Connecticut.
Revenues, net of discounts, for the retail segment was $721,279 for the year ended December 31, 2022, an increase of $138,807 or 23.8%, excluding intersegment eliminations, compared to the year ended December 31, 2021. The increase in retail revenues, net of discounts, was primarily driven by the Company’s New Jersey and Florida operations. Florida sales are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida, Pennsylvania, West Virginia, Nevada, New Jersey and Connecticut.

Verano – Year Ended December 31, 2021, as Compared to Verano LLC Year Ended December 31, 2020
The following tables summarize revenues net of sales discounts by segment for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
($ in thousands)	2021	2020	% Change
	(As Restated)
Revenues, net of discounts
Cultivation (Wholesale)	$226,858	$156,223	45.2%
Retail	582,472	88,470	558.4%
Intersegment Eliminations	(71,480)	(16,163)	342.2%
Total Revenues, net of discounts	$737,850	$228,530	222.9%
Revenues, net of discounts, for the wholesale segment was $226,858 for the year ended December 31, 2021, an increase of $70,635 or 45.2%, excluding intersegment eliminations, compared to the year ended December 31, 2020. The increase in wholesale revenues net of discounts, was primarily driven by acquisitions in new markets and increases in revenues in established markets.
Revenues, net of discounts, for the retail segment was $582,472 for the year ended December 31, 2021, an increase of $494,002 or 558.4%, excluding intersegment eliminations, compared to the year ended December 31, 2020. The increase in retail revenues, net of discounts, was primarily driven by the Company’s Florida operations, which are treated exclusively as retail income due to the vertical nature of the Florida business. The change was also driven by additional retail store openings in addition to the retail locations obtained through acquisitions entered into during the second half of 2020 and throughout 2021.
Due to the vertically integrated nature of our business, the Company reviews its revenues at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the year ended December 31, 2022, approximately 27.7% of the Company’s revenue was generated from the cultivation (wholesale) business and approximately 72.3% from the retail business, excluding intersegment eliminations. For the year ended December 31, 2021, approximately 28.0% of revenue was generated from the cultivation (wholesale) business and approximately 72.0% from the retail business, excluding intersegment eliminations. For the year ended December 31, 2020, approximately 63.8% of revenue was generated from the wholesale business and approximately 36.2% from the retail business, excluding intersegment eliminations. This change in mix was largely driven by the opening and acquisition of additional retail stores throughout the years ended December 31, 2020, 2021, and 2022.
Gross Profit
Gross profit is revenue less cost of goods sold. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cannabis costs are affected by various state regulations that limits the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross margin measures the Company’s gross profit as a percentage of revenue. During the years ended December 31, 2022 and December 31, 2021, the Company recorded an increase to cost of goods sold, net, of $49,519 and $313,870, respectively, that was attributable to acquired inventory that was stepped-up to fair value, and subsequently recognized through cost of goods sold. Additionally, the Company recognized an inventory write-off, included in cost of goods sold, of $13,100 related to unmet quality control standards during the year ended December 31, 2022.

The Company’s expansion strategy and revenue growth have taken priority and will continue to do so for the foreseeable future as it expands its footprint, by opening new dispensary locations, and scales production within current markets. In the core markets in which the Company is already operational and, as the state markets mature, the Company anticipates that there will be pressure on margins in the cultivation (wholesale) and retail channels. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level, will be offset by operational optimization. As a result, the Company expects overall consolidated gross margins to gradually increase in the future.
Total Expenses
Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and to deliver product to the Company’s retail stores. It also includes a significant investment in the corporate infrastructure required to support ongoing business.
Selling costs generally correlate to revenue. As a percentage of sales, selling costs are expected to increase slightly in currently operational markets (Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia) as facility and market expansion occurs. The increase is expected to be driven primarily by the growth of the Company’s retail and cultivation (wholesale) channels and the ramp up from pre-revenue to sustainable market share.
Selling, general, and administrative (“SG&A”) expenses also include costs incurred at the Company’s corporate offices, primarily related to back-office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. Going forward, SG&A expenses are expected to continue in line with the Company’s expansion plans. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to these expansion plans and anticipates an increase in stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly-traded company in Canada and a public-reporting company in the U.S.
Provision for Income Taxes
The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Code under which the Company is only allowed to deduct expenses directly related to the sale of products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under Section 280E of the Code and a higher effective tax rate than most industries.
LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of December 31, 2022 and 2021, the Company had total current liabilities of $386,645 and $470,516, respectively, and had cash and cash equivalents of $84,851 and $99,118, respectively, to meet its current obligations. The Company had a working capital deficit of $(68,370) and $(193,472), for the years ended December 31, 2022 and 2021, respectively. This increase in working capital of $125,102, was primarily driven by a $23,829 net increase in inventory related to new store openings, a $190,087 decrease in acquisition consideration payable, which is partially offset by a $98,255 increase in income tax payable and an increase to the current portion of debt of $10,693.
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

While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the year ended December 31, 2022 , the uncertain nature of the spread of variants of COVID-19 may impact our business operations for reasons including government lock-downs and the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from COVID-19 will in part depend on our ability to protect our employees, customers and supply chain partners.
Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our acquisitions, to repay borrowings, maintain our operations and other general business needs. We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash generated from operating activities, available cash balances and available borrowings. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of equity securities or additional borrowings however, there can be no assurances that we will be able to obtain additional equity financing or debt financing on acceptable terms in the future.
Our long-term liquidity requirements consist primarily of completing additional acquisitions, scheduled debt payments, maintaining and expanding our operations and other general business needs. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. We believe that the foregoing sources of capital will provide sufficient funds for our operations, anticipated expansion and scheduled debt payments for the long-term. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and our ability to obtain debt or equity financing on acceptable terms.
Credit Facility

In October 2022, Verano and certain of its subsidiaries and affiliates, as the Borrowers, entered into the 2022 Credit Agreement with the lenders party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the lenders elect to fund such incremental term loan. At funding, all of the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Prior Credit Agreement. In connection with such repayment, the Prior Credit Agreement was terminated and is no longer in force or effect.

The 2022 Credit Agreement allows the Borrowers to (i) incur up to $120,000 of additional indebtedness from third-party lenders secured by real estate excluded as collateral under the 2022 Credit Agreement, (ii) incur additional mortgage financing from third-party lenders secured by real estate acquired after the initial funding of the 2022 Credit Agreement, and (iii) upon the SAFE Banking Act or similar legislation making banking services available to U.S. cannabis companies being passed by the United States Congress, incur up to $50,000 under a revolving credit facility from third-party lenders that is pari passu or subordinated to the 2022 Credit Agreement obligations, all of which are subject to customary conditions.

The obligations under the 2022 Credit Agreement are secured by substantially all of the assets of the Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions. The 2022 Credit Agreement provides for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which rate may be increased by 3.00% upon an event of default or 6.00% upon a material event of default as provided in the 2022 Credit Agreement. The initially funded $350,000 loan requires scheduled amortization payments of $350 per month with the remaining principal balance being due in full on October 30, 2026.

At any time, the Borrowers may voluntarily prepay up to $100,000 of the principal balance of the term loans, subject to a $1,000 prepayment premium, and may prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of the prepayment. The Borrowers may not voluntarily prepay more than $100,000 of the principal balance without prepaying the entire outstanding loan obligations.

The 2022 Credit Agreement includes customary representations, warranties and covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.

The 2022 Credit Agreement also includes customary negative covenants that unless otherwise permitted therein, limit the Borrowers’ ability to incur additional indebtedness, grant security interests to third parties, enter into definitive documents or consummate acquisitions or dispositions, among other restrictions. Additionally, the 2022 Credit Agreement requires the Borrowers to meet financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.

As of December 31, 2022, the Company was in compliance with such covenants.

In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan pays interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction.
Mortgage Loans
In September 2021, the Company acquired three parcels of real estate in the greater Pittsburgh, Pennsylvania area. The Company funded the real estate acquisitions through a credit facility with Chicago Atlantic for $12,650 of funded debt at a fixed interest rate of 9.75% per annum that matures in September 2023. The Company paid $12,225 to the sellers, received $20 in cash proceeds and incurred $405 in issuance costs and debt discounts on the credit facility.
On July 17, 2021, the Company assumed a loan with 100 Mile Fund, LLC for a principal amount of $13,000 as part of the acquisition of Agri-Kind and Agronomed Holdings, Inc. Interest only payments of 13% per annum were due monthly and the loan was secured by first-priority blanket liens on the property, assets, and ownership interests of Agri-Kind and Agronomed Holdings Inc. All obligations under the term loan were paid in full in July 2022 and the note was cancelled and is no longer outstanding.

On June 29, 2022, the Company entered into a real estate loan with a community bank to borrow a principal amount of $18,000 secured by real estate and improvements thereon in Branchburg, New Jersey. The loan bears an interest rate of 4% and matures in July 2047.
Sources and Uses of Cash
Cash Used in Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2022, 2021, 2020, were as follows:

	Years ended December 31,
	2022	2021	2020
		(As Restated)
Net Cash Provided by Operating Activities	$94,347	$182,872	$71,627
Net Cash (Used in) Investing Activities	(207,851)	(455,832)	(86,908)
Net Cash Provided by Financing Activities	99,245	355,676	25,266
Our capital expenditures plan for 2023 is expected to be in the range of $25,000 to $50,000. The majority of our capital expenditures in 2023 are focused on growth initiatives including projects to expand current cultivation and processing capacity in existing markets, automate our consumer package goods business, expand our retail footprint and improve our technology systems infrastructure.
Off-Balance Sheet Arrangements
The Company currently does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including its liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements within the Notes to Consolidated Financial Statements, Note 2 — Significant Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES, JUDGMENTS, AND ASSUMPTIONS
The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed by the Company on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods. Significant judgments, estimates, and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.
Estimated Useful Lives and Amortization of Intangible Assets
Amortization of intangible assets is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. Intangible assets that have indefinite lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they may impaired.
Inventory
The net realizable value of inventory represents the estimated selling price for inventory in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price the Company expects to realize by selling the inventory, and any contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Goodwill Impairment

The Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update, (“ASU”) 2011-08 Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments, including but not limited to, the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.
Determination of Reporting Units
The Company’s assets are aggregated into two reportable segments: cultivation (wholesale) and retail. For the purposes of testing impairment of goodwill, the Company has identified 13 reporting units. The Company analyzed its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation) which were primarily determined based on the licenses each market holds.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

As a result of the Company's goodwill impairment analysis during the year ended December 31, 2022, the Company determined four of the reporting units were impaired. See “Note 7 - Goodwill” for further details.
Business Combinations
In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are recorded at their fair values. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. Contingent consideration is measured at its transaction-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC Topic 450, Contingencies, as appropriate, with the corresponding gain or loss being recognized in profit or loss. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied. Certain fair values may be estimated at the transaction date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods. However, the measurement period will last for one year from the transaction date.
Consolidation
Judgment is applied in assessing whether the Company exercises control and has significant influence over entities in which the Company directly or indirectly owns an interest. The Company has control when it has the power over the entity, has exposure or rights to variable returns, and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the entities. Where the Company is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained. See “Note 18 – Consolidation” for further details.
Income Tax
Provisions for taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. However, it is possible that at some future date an additional liability could result from audits by taxing authorities. Where the final outcome of these tax related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board and the Audit Committee of the Board (the “Audit Committee”) mitigate these risks by assessing, monitoring and approving the Company’s risk management processes:

Credit Risk

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2022, 2021 and 2020 is the carrying amount of cash. The Company does not have significant credit risk with respect to its customers. All cash is placed with major U.S. financial institutions with the exception of cash held in connection with the Company’s Nevada operations.

The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk, but has limited risk as the majority of its sales are transacted with cash.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates, raw materials and other commodity prices.

Currency Risk. The operating results and financial position of the Company are reported in U.S. dollars. However, some of the Company’s financial transactions are denominated in Canadian Dollars. The results of the Company’s operations are subject to currency transaction risks. The Company has no hedging agreements in place with respect to foreign exchange rates. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks.

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. Management believes that if the Company’s rates of interest associated with its debt obligations were to hypothetically change 10%, it would not have a significant effect on the Company’s consolidated annual results of operations or cash flows.

Commodities Price Risk. Commodities price risk is the risk of variability in fair value due to movements in equity or market prices. The primary raw materials used by the Company aside from those cultivated internally are labels and packaging. Management believes a hypothetical 10% change in the price of these raw materials would not have a significant effect on the Company’s consolidated annual results of operations or cash flows, as these costs are generally passed through to its customers. However, such an increase could have an impact on our customers’ demand for our products, and we are not able to quantify the impact of such potential change in demand on our combined annual results of operations or cash flows. See Note 6 - Intangible Assets and Note 10 - Transactions for the Company’s assessment of certain changes in the fair value assumption used in the calculation of biological asset values.
Banking Risk
Notwithstanding that a majority of states have legalized medical or adult-use cannabis, or both, there has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the cannabis industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit, funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the businesses of the Company and leaves their cash holdings vulnerable.
Asset Forfeiture Risk
Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry, which either are used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.
Regulatory Risk
Regulatory risk pertains to the risk that the Company’s business objectives are contingent, in part, upon the compliance of regulatory requirements. Due to the nature of the industry, the Company recognizes that regulatory requirements are more stringent and punitive in nature. Any delays in obtaining, or failure to obtain regulatory approvals can significantly delay operational and product development and can have a material adverse effect on the Company’s business, results of operation, and financial condition.

The Company is cognizant of the advent of regulatory changes occurring in the cannabis industry on the city, state, and national levels. Although regulatory outlook on the cannabis industry has been moving in a positive trend, the Company is aware of the effect that unforeseen regulatory changes can have on the goals and operations of the business as a whole.
Tax Risk
Tax risk is the risk of changes in the tax environment that would have a material adverse effect on the Company’s business, results of operations, and financial condition. Currently, state licensed marijuana businesses are assessed a comparatively high effective federal tax rate due to Section 280E of the Code which bars businesses from deducting all expenses except their cost of sales when calculating federal tax liability. Any increase in tax levies resulting from additional tax measures may have a further adverse effect on the operations of the Company, while any decrease in such tax levies will be beneficial to future operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial information required by Item 8 is located beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Transition Period to Comply with Management’s Assessment of Internal Controls over Financial Reporting

In accordance with the SEC’s requirements for Emerging Growth Companies, this Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

On the effective date of our Registration Statement on Form 10 on June 25, 2022, and continuing during the transition period provided by the SEC for newly public reporting companies in Section 404 of SOX, the Company is exempted from the requirement that it include management’s report on its assessment of the Company’s internal controls over financial reporting until its second Annual Report on Form 10-K is filed with the SEC.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were not effective due to material weaknesses in our internal control environment and information and communication. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We previously identified accounting errors that were deemed to be material weaknesses and resulted in the restatement of prior issued financial statements for the quarter ended March 31, 2021, the fiscal year ended December 31, 2021, and the quarter ended March 31, 2022. These previously reported material weaknesses, present for all previously reported periods, pertain to the accounting treatment and calculation of stock-based compensation, the calculation of tax expense, acquisition earnouts, and the accounting treatment of consolidated entity distributions, which have not been remediated. Please the Notes to Consolidated Financial Statements, Note 2 — Significant Accounting Policies for further information.

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

As part of improving the effectiveness of our disclosure controls and procedures, including complying with Section 404(a) of SOX regarding internal control over financial reporting, we have restructured the accounting function which includes the creation of new accounting positions, reallocating responsibilities of job functions, implementing new and modified reporting and testing procedures, and we have hired, and will continue to hire, additional internal personnel and third party accounting support services. The U.S. labor market is competitive, and the professionals and other personnel we desire to hire are sought after by other public companies. In addition, because our business involves cannabis which is classified as federally illegal, many accounting firms and other third party service providers as well as some individuals are unwilling to work or provide services for us. We may not be able to attract, hire and retain enough qualified management and accounting personnel and third-party service providers to enable us to implement and maintain sufficient internal control over financial reporting and comply with other public company requirements.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2022, the Company’s management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, has taken steps to assess, design and implement and then separately test changes to its internal control over financial reporting (as defined in the Exchange Act) focusing on the control environment, risk assessment, control activities, information and communication, and monitoring. The steps taken include organizational restructuring of the accounting function, creating additional positions within accounting, reallocating responsibilities among accounting positions, and implementing enhanced testing, policies and procedures. The Company also engaged a third-party service provider to enhance its technical accounting and internal controls capabilities. The Company believes that the steps it is taking have improved and will continue to improve the effectiveness of its internal control over financial reporting, and to date such steps have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management, under the direction and supervision of the Company’s Chief Executive Officer and Chief Financial Officer, will continue to implement, improve and evaluate these internal controls.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders (our “2023 Proxy Statement”), which will be filed with the SEC not later than 120 days subsequent to December 31, 2022. Certain other information relating to the Executive Officers of the Company appears in Item 1 of this Form 10-K under the heading “Information about our Directors and Executive Officers”.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement and Schedules.

The following Consolidated Financial Statements are included on the pages indicated:

(b)Exhibits
A list of exhibits filed with this Annual Report on Form 10-K is included in the Exhibit Index with Appendix A immediately preceding and is incorporated herein by reference.

Exhibit Number	Description of Exhibit

3.1
Articles of Verano Holdings Corp., dated February 11, 2021 (filed as Exhibit 3.1 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

3.2
Notice of Articles of Verano Holdings Corp., dated February 11, 2021 (filed as Exhibit 3.2 to our Registration Statement on Form 10 filed April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

4.1*	Description of Registered Securities

10.1†
Credit Agreement, dated as of October 27, 2022, by and among Verano Holdings Corp., certain subsidiaries of Verano Holdings Corp. from time-to-time party thereto, certain lenders from time-to-time party thereto, and Chicago Atlantic Admin, LLC, a Delaware limited liability company, as administrative agent for the lenders (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2022 (File No. 000-56342) and incorporated herein by reference).

10.2††
Executive Employment Agreement between Verano Holdings Corp. and George Archos, dated February 18, 2021 (filed as Exhibit 10.3 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.3††
Amendment to Executive Employment Agreement between Verano Holdings Corp. and George Archos, effective January 1, 2022 (filed as Exhibit 10.4 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.4††
Executive Employment Agreement between Verano Holdings Corp. and Darren Weiss, dated February 18, 2021 (filed as Exhibit 10.5 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.5††
Amendment to Executive Employment Agreement between Verano Holdings Corp. and Darren Weiss, effective January 1, 2022 (filed as Exhibit 10.6 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.6††
Executive Employment Agreement between Verano Holdings Corp. and John Tipton, dated March 31, 2021 (filed as Exhibit 10.7 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.7††
Executive Employment Agreement between Verano Holdings Corp. and R. Michael Smullen, dated March 31, 2021 (filed as Exhibit 10.8 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.8††
Executive Employment Agreement between Verano Holdings Corp. and Brett Summerer, dated to be effective as of January 1, 2022 (filed as Exhibit 10.9 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.9††
Stock and Equity Incentive Plan of Verano Holdings Corp (filed as Exhibit 10.10 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.10††	Form of Equity Award Agreement for Stock Option (filed as Exhibit 10.11 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.11††	Form of Equity Award Agreement for RSU (filed as Exhibit 10.12 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.12
Arrangement Agreement between Verano Holdings Corp. and Goodness Growth Holdings, Inc., dated January 31, 2022 (filed as Exhibit 10.13 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.13†
Amended and Restated Credit Agreement by and between Verano Holdings Corp. and certain of its subsidiaries, Chicago Atlantic GIC Advisers, LLC, Green Ivy Capital, LLC and the lenders party thereto, dated May 10, 2021 (filed as Exhibit 10.1 to our Registration Statement on Form 10 filed April 26, 2022 (File No. 000-56342) and incorporated herein by reference)

10.14†
Fourth Amendment to Amended and Restated Credit Agreement by and between Verano Holdings Corp. and certain of its subsidiaries, Chicago Atlantic GIC Advisers, LLC, Green Ivy Capital, LLC and the lenders party thereto, dated May 10, 2021 (filed as Exhibit 10.2 to our Registration Statement on Form 10 filed April 26, 2022 (File No. 000-56342) and incorporated herein by reference)

14.1*	Code of Ethics

16.1	Letter furnished by Baker Tilly US, LLP, dated September 16, 2022

16.2	Letter furnished by Macias Gini & O’Connell LLP, dated September 16, 2022

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP

23.2*	Consent of Independent Registered Public Accounting Firm, Macias Gini & O’Connell LLP

31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*    Filed or furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Form 10‑K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Verano Holdings Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10‑K, irrespective of any general incorporation language contained in such filing.
†    Certain confidential portions of this exhibit have been omitted and replaced with “[***]”. Such identified information has been excluded from this exhibit because it (i) is not material and (ii) would likely cause competitive harm to the Company if disclosed.
††    Management contract, compensatory plan or arrangement.

Appendix A

List of Licenses of Verano Holdings Corp.
Licenses in the State of Arizona
Holding Entity	License/Permit	City	Renewal Date	Description
AZGM 3, LLC	00000126DCSO00060479	Chandler	1/21/2025	Medical Marijuana Dispensary Registration Certificate
AZGM 3, LLC	00000040ESDX57445071	Chandler	1/21/2025	Adult-Use Marijuana Establishment License
Fort Consulting, LLC	00000105DCOU00194638	Phoenix	1/21/2025	Medical Marijuana Dispensary Registration Certificate
Fort Consulting, LLC	00000064ESAK09838873	Phoenix	1/21/2025	Adult-Use Marijuana Establishment License
Patient Alternative Relief Center, LLC	00000091DCWY00555666	Phoenix	8/7/2024	Medical Marijuana Dispensary Registration Certificate
Patient Alternative Relief Center, LLC	00000086ESQZ01367420	Phoenix	8/7/2024	Adult-Use Marijuana Establishment License
Perpetual Healthcare, LLC	00000033DCCK00134006	Phoenix	8/7/2024	Medical Marijuana Dispensary Registration Certificate
Perpetual Healthcare, LLC	00000105ESDR54985961	Phoenix	8/7/2024	Adult-Use Marijuana Establishment License
The Medicine Room, LLC	00000037DCDM00904008	Mesa	8/7/2024	Medical Marijuana Dispensary Registration Certificate
The Medicine Room, LLC	00000084ESFH12297246	Mesa	8/7/2024	Adult-Use Marijuana Establishment License
Vending Logistics, LLC	00000112DCLK00614860	Mesa	1/21/2025	Medical Marijuana Dispensary Registration Certificate
Vending Logistics, LLC	00000043ESPE02331128	Mesa	1/21/2025	Adult-Use Marijuana Establishment License

Licenses in the State of Arkansas
Holding Entity	License/Permit	City	Renewal Date	Description
Noah's Ark, LLC	245	El Dorado	6/30/2023	Medical Marijuana Dispensary Permit

Licenses in the State of California
Holding Entity	License/Permit	City	Renewal Date	Description
Ammerdine, LLC	C11-0000121-LIC	Coachella	5/19/2023	Adult-Use and Medical Provisional Cannabis Distributor License
D9 Manufacturing, Inc. / Gartik Corp.	CDPH-10001459	Coachella	12/29/2023	Adult-Use and Medical Cannabis Manufacturer License
D9 Manufacturing, Inc. / Gartik Corp.	C11-0000573-LIC	Coachella	6/27/2023	Adult-Use and Medical Cannabis Provisional Distributor License

Licenses in the State of Connecticut
Holding Entity	License/Permit	City	Renewal Date	Description
Caring Nature, LLC	MMDF.0000007	Waterbury	1/26/2024	Medical Marijuana Dispensary Facility License
Connecticut Pharmaceutical Solutions, LLC	MMPR.0000002	Rocky Hill	2/10/2024	Medical Marijuana Producer License
Willow Brook Wellness, LLC	MMDF.0000066	Meriden	12/17/2023	Medical Marijuana Dispensary Facility License
Willow Brook Wellness, LLC	AMHF.0008254	Meriden	12/17/2023	Adult-Use Cannabis Medical Hybrid Retailer License

Licenses in the State of Florida
Holding Entity	License/Permit	City	Renewal Date	Description
Plants of Ruskin, LLC	MMTC-2017-0010	Apollo Beach	6/22/2024	Medical Marijuana Treatment Center License

Licenses in the State of Illinois
Holding Entity	License/Permit	City	Renewal Date	Description
420 Capital Management, LLC	280.000054-DISP	Chicago	4/3/2024	Registered Medical Cannabis Dispensing Organization License
420 Capital Management, LLC	284.000128-AUDO	Chicago	3/31/2024	Adult-Use Cannabis Dispensing Organization License
420 Capital Management, LLC	284.000127-AUDO	Lombard	3/31/2024	Adult-Use Cannabis Dispensing Organization License
Ataraxia, LLC	1503060700	Albion	3/9/2024	Medical Cannabis Cultivation Center Permit
Ataraxia, LLC	1503060700-AU	Albion	3/31/2024	Adult-Use Cultivation Center License
Ataraxia, LLC	1503060700-TR	Albion	7/14/2023	Transporter License
Elevele, LLC	280.000032-DISP	Highland Park	3/18/2024	Registered Medical Cannabis Dispensing Organization License
Elevele, LLC	284.000135-AUDO	Highland Park	3/31/2024	Registered Adult-Use Cannabis Dispensing Organization License
Elevele, LLC	284.000136-AUDO	Prospect Heights	3/31/2024	Adult-Use Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	280.000020-DISP	St. Charles	12/23/2023	Registered Medical Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	284.000139-AUDO	St. Charles	3/31/2024	Registered Adult-Use Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	284.000140-AUDO	Naperville	3/31/2024	Adult-Use Cannabis Dispensing Organization License
MME Aurora Retail, LLC	284.000132-AUDO	Aurora	3/31/2024	Adult-Use Cannabis Dispensing Organization License
MME Evanston Retail, LLC	280.000009-DISP	Evanston	11/9/2023	Registered Medical Cannabis Dispensing Organization License
MME Evanston Retail, LLC	284.000131-AUDO	Evanston	3/31/2024	Adult-Use Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	280.000051-DISP	Chicago	1/13/2024	Registered Medical Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	284.000133-AUDO	Chicago	3/31/2024	Adult-Use Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	284.000134-AUDO	Chicago	3/31/2024	Adult-Use Cannabis Dispensing Organization License

Licenses in the State of Maryland
Holding Entity	License/Permit	City	Renewal Date	Description
AGG Wellness, LLC	D-18-00025	Towson	5/24/2024	Medical Cannabis Establishment License
FGM Processing, LLC	P-18-00002	Jessup	5/24/2024	Medical Cannabis Establishment License
Freestate Wellness, LLC	G-17-000006	Jessup	8/14/2023	Medical Cannabis Establishment License
Freestate Wellness, LLC	D-17-00019	Elkridge	12/14/2023	Medical Cannabis Establishment License
Maryland Natural Treatment Solutions, LLC	D-20-00005	Pasadena	2/20/2026	Medical Cannabis Establishment License
Mikran, LLC	D-19-00011	Germantown	6/27/2023	Medical Cannabis Establishment License

Licenses in the Commonwealth of Massachusetts
Holding Entity	License/Permit	City	Renewal Date	Description
Four Daughters Compassionate Care, Inc.	RMD1691	Sharon	9/17/2023	Medical Marijuana Treatment Center License
Four Daughters Compassionate Care, Inc.	MC282243	Sharon	12/8/2023	Marijuana Cultivator License
Four Daughters Compassionate Care, Inc.	MP281715	Sharon	12/8/2023	Marijuana Product Manufacturer License
Four Daughters Compassionate Care, Inc.	MR281552	Sharon	12/8/2023	Marijuana Retailer License
Four Daughters Compassionate Care, Inc.	MR282232	Plymouth	1/15/2024	Marijuana Retailer License

Licenses in the State of Michigan
Holding Entity	License/Permit	City	Renewal Date	Description
Buchanan Development, LLC	PC-000069	Buchannan	4/25/2024	Facility License Provisioning Center
Buchanan Development, LLC	AU-R-000183	Buchannan	3/16/2024	Establishment License Marihuana Retailer

Licenses in the State of Missouri
Holding Entity	License/Permit	City	Renewal Date	Description
VMO Retail, LLC	DIS000067	Kansas City	1/23/2026	Comprehensive Dispensary License

Licenses in the State of Nevada
Holding Entity	License/Permit	City	Renewal Date	Description
Lone Mountain Partners, LLC	22879263582681100000	North Las Vegas	6/30/2023	Medical Cultivation License
Lone Mountain Partners, LLC	78954038908132800000	North Las Vegas	6/30/2023	Adult-Use Cultivation License
Lone Mountain Partners, LLC	79286894201268100000	North Las Vegas	6/30/2023	Medical Production License
Lone Mountain Partners, LLC	38120054593314200000	North Las Vegas	6/30/2023	Adult-Use Production License
Lone Mountain Partners, LLC	14023272993797900000	North Las Vegas	6/30/2023	Adult-Use Distribution License
Lone Mountain Partners, LLC	44563284956259400000	North Las Vegas	11/30/2023	Adult-Use Retail Store License
Lone Mountain Partners, LLC	72379193611776900000	Las Vegas	11/30/2023	Adult-Use Retail Store License
WSCC, Inc.	89150991379443000000	Reno	6/30/2023	Medical Cultivation License
WSCC, Inc.	34621288823827200000	Reno	6/30/2023	Adult-Use Cultivation License
WSCC, Inc.	10562198318597500000	Reno	6/30/2023	Adult-Use Distribution License
WSCC, Inc.	92649426386553200000	Reno	6/30/2023	Medical Dispensary License
WSCC, Inc.	34243875109059500000	Reno	6/30/2023	Adult-Use Retail Store License
WSCC, Inc.	28500455704184800000	Carson City	6/30/2023	Medical Dispensary License
WSCC, Inc.	8487688474890850000	Carson City	6/30/2023	Adult-Use Retail Store License
Naturex, LLC	46918722962994100000	Las Vegas	6/30/2023	Medical Dispensary License
Naturex, LLC	10340862547948500000	Las Vegas	6/30/2023	Adult-Use Retail Store License

Licenses in the State of New Jersey
Holding Entity	License/Permit	City	Renewal Date	Description
Verano NJ, LLC	MC000009	Branchburg	12/31/2023	ATC Permit - Cultivation/Processing
Verano NJ, LLC	MM000007	Branchburg	12/31/2023	ATC Permit - Manufacturing
Verano NJ, LLC	C000009	Branchburg	4/17/2023	Class 1 - Adult-Use Cultivator License
Verano NJ, LLC	M000007	Branchburg	4/17/2023	Class 2 - Adult-Use Manufacturer License
Verano NJ, LLC	MRE000001	Elizabeth	12/31/2023	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000001	Elizabeth	4/20/2023	Class 5 - Adult-Use Cannabis Retailer License
Verano NJ, LLC	MRE000030	Neptune	12/31/2023	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000030	Neptune	8/1/2023	Class 5 - Adult-Use Cannabis Retailer License
Verano NJ, LLC	MRE000002	Lawrence	12/31/2023	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000002	Lawrence	4/20/2023	Class 5 - Adult-Use Cannabis Retailer License

Licenses in the State of Ohio
Holding Entity	License/Permit	City	Renewal Date	Description
Mother Grows Best, LLC	MMCPC00011	Canton	11/24/2023	Medical Marijuana Cultivation Certificate of Operation
Mother Grows Best, LLC	MMCPP00090	Canton	11/24/2023	Medical Marijuana Processor Certificate of Operation
Mother Knows Best, LLC	MMD.0700068	Canton	7/1/2023	Medical Marijuana Dispensary Certificate of Operation
Ohio Natural Treatment Solutions, LLC	MMD.0700067	Newark	7/1/2023	Medical Marijuana Dispensary Certificate of Operation
GreenRx, LLC	MMD.0700066	Cincinnati	7/1/2023	Medical Marijuana Dispensary Certificate of Operation
Glass City Alternatives, LLC	MMD.0700058	Bowling Green	7/1/2023	Medical Marijuana Dispensary Certificate of Operation
Mad River Remedies, LLC	MMD.0700069	Riverside	7/1/2023	Medical Marijuana Dispensary Certificate of Operation

Licenses in the Commonwealth of Pennsylvania
Holding Entity	License/Permit	City	Renewal Date	Description
Agri-Kind, LLC	GP18-1006	Chester	7/31/2023	Medical Marijuana Grower/Processor Facility
Agronomed Biologics, LLC	CR06-GP19-1102	Chester	6/19/2023	Medical Marijuana Grower/Processor Facility
Agronomed Biologics, LLC	CR06-D19-1103	Chester	6/19/2023	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	West Chester	6/19/2023	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Pittsburgh	6/19/2023	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	New Kensington	6/19/2023	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Cranberry	6/29/2023	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Monroeville	6/29/2023	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Washington	6/29/2023	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	Harrisburg	12/18/2023	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	York	12/18/2023	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	Altoona	12/18/2023	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Sellersville	6/29/2023	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Abington	6/29/2023	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Malvern	6/29/2023	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Philadelphia	12/18/2023	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Wynnewood	12/18/2023	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Clifton Heights	12/18/2023	Medical Marijuana Dispensary Facility

Licenses in the State of West Virginia
Holding Entity	License/Permit	City	Renewal Date	Description
Verano WV, LLC	G410007	Beaver	9/30/2023	Medical Cannabis Grower Permit
Verano WV, LLC	P410002	Beaver	11/12/2023	Medical Cannabis Processor Permit
Verano WV, LLC	D310033	Morgantown	1/28/2024	Medical Cannabis Dispensary Permit
Verano WV, LLC	D310032	Westover	1/28/2024	Medical Cannabis Dispensary Permit
Verano WV, LLC	D350029	Wheeling	1/28/2024	Medical Cannabis Dispensary Permit
Verano WV, LLC	D170030	Clarksburg	1/28/2024	Medical Cannabis Dispensary Permit
Verano WV, LLC	D490034	Buckhannon	1/28/2024	Medical Cannabis Dispensary Permit
Verano WV, LLC	D100031	Oak Hill	1/28/2024	Medical Cannabis Dispensary Permit
Verano WV, LLC	D200035	Dunbar	1/28/2024	Medical Cannabis Dispensary Permit

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 30, 2023

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Archos	Chairman, Director & Chief Executive Officer	March 30, 2023
George Archos	(Principal Executive Officer)

/s/ Brett Summerer	Chief Financial Officer	March 30, 2023
Brett Summerer	(Principal Financial Officer)

/s/ Richard C. Tarapchak	Executive Vice President, Finance & Corporate Controller	March 30, 2023
Richard C. Tarapchak	(Principal Accounting Officer)

/s/ R. Michael Smullen	Director & Executive Director of MÜV Enterprises	March 30, 2023
R. Michael Smullen

/s/ Cristina Nuñez	Director	March 30, 2023
Cristina Nuñez

/s/ Lawrence Hirsh	Director	March 30, 2023
Lawrence Hirsh

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Shareholders and Board of Directors of Verano Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Verano Holdings Corp. and its subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2022, and 2020, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for years ended December 31, 2022, and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2022.

/s/ Macias Gini & O’Connell LLP

San Jose, California
March 30, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Verano Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Verano Holdings Corp. and its subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2(e) to the consolidated financial statements, the Company has restated its 2021 consolidated financial statements to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021 - 2022
Irvine, California
April 26, 2022 (except for the effect of the restatement disclosed in Note 2(e), as to which the date is August 19, 2022)

VERANO HOLDINGS CORP. Consolidated Balance Sheets ($ in Thousands)

	2022	2021
		(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$84,851	$99,118
Accounts Receivable, net	16,580	17,410
Notes Receivable	—	285
Held For Sale Assets	3,433	—
Inventory	164,532	140,703
Prepaid Expenses and Other Current Assets	48,879	19,528

Total Current Assets	318,275	277,044

Property, Plant and Equipment, net	525,905	452,232
Right Of Use Assets, net	82,278	61,346
Intangible Assets, net	1,180,766	1,379,913
Goodwill	269,088	368,130
Investment in Associates	6,977	7,491
Deposits and Other Assets	12,766	2,499

TOTAL ASSETS	$2,396,055	$2,548,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$40,501	$45,172
Accrued Liabilities	41,762	42,149
Income Tax Payable	252,767	154,512
Current Portion of Lease Liabilities	8,889	6,563
Current Portion of Debt	24,464	13,771
Acquisition Consideration Payable	18,262	208,349

Total Current Liabilities	386,645	470,516

Long-Term Liabilities:
Deferred Revenue	255	1,183
Debt, net of Current Portion	388,540	276,154
Lease Liabilities, net of Current Portion	76,853	56,812
Deferred Income Taxes	196,473	262,184
Other Long-Term Liabilities	5,739	—

Total Long-Term Liabilities	667,860	596,333

TOTAL LIABILITIES	$1,054,505	$1,066,849
Contingencies & Other (See Note 15)

SHAREHOLDERS’ EQUITY	1,341,550	1,480,530
NON-CONTROLLING INTEREST	—	1,276

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,396,055	$2,548,655

VERANO HOLDINGS CORP. Consolidated Statements of Operations ($ in Thousands except per share amounts)

	2022	2021	2020
		(As Restated)
Revenues, net of discounts	$879,412	$737,850	$228,530
Cost of Goods Sold, net	456,350	406,831	92,961

Gross Profit	423,062	331,019	135,569

Operating Expenses
Selling, General and Administrative Expenses	356,569	270,929	43,263
Loss on Impairment of Intangibles – Goodwill	113,031	—	—
Loss on Impairment of Intangibles – License	116,151	—	—

Total Operating Expenses	585,751	270,929	43,263

Income from Investments in Associates	1,558	4,623	2,692

Income (Loss) From Operations	(161,131)	64,713	94,998

Other Income (Expense)
Loss on Disposal of Property, Plant and Equipment	(157)	(1,085)	(1,655)
Gain/(Loss) on Deconsolidation	9,560	—	(189)
Gain on Previously Held Equity Interest	14,103	—	457
Amortization of Debt Issuance Costs for Warrant	—	—	(3,018)
Amortization of Convertible Debt Discount	—	—	(2,912)
Loss on Debt Extinguishment	(7,987)	—	—
Interest Expense, net	(49,431)	(24,270)	(4,528)
Other Income (Expense), net	31,640	9,632	(701)

Total Other Expense	(2,272)	(15,723)	(12,546)

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest	(163,403)	48,990	82,452

Provision For Income Taxes	(105,470)	(103,988)	(42,296)

Net Income (Loss) Before Non-Controlling Interest	(268,873)	(54,998)	40,156

Net Income Attributable to Non-Controlling Interest	291	2,509	1,755
Net Income (Loss) Attributable to Verano Holdings Corp. & Subsidiaries	$(269,164)	$(57,507)	$38,401

Net Income (Loss) per share – basic	$(0.81)	$(0.20)	$0.15
Net Income (Loss) per share – diluted	$(0.81)	$(0.20)	$0.14

Basic – weighted average shares outstanding	331,409,315	290,443,432	263,919,366
Diluted – weighted average shares outstanding	331,409,315	290,443,432	270,719,280

VERANO HOLDINGS CORP. Statements of Changes in Shareholders’ Equity ($ in Thousands)

	LLC Membership Units	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Balance as of January 1, 2020	261,545,678	—	$127,390	$—	$(25,157)	$9,795	$112,028

Purchase of Non-controlling interest	—	—	—	—	(3,950)	(2,950)	(6,900)

Deconsolidation of subsidiary	—	—	—	—	—	79	79

Conversion of Warrants	18,354,322	—	10,524	—	—	—	10,524

Derecognition of Non-controlling interest	—	—	—	—	—	(2,442)	(2,442)

Distributions to members	—	—	—	—	(47)	—	(47)

Net Income	—	—	—	—	38,401	1,755	40,156

Balance as of December 31, 2020	279,900,000	—	$137,914	$—	$9,247	$6,237	$153,398

Balance as of January 1, 2021	279,900,000	—	$137,914	$—	$9,247	$6,237	$153,398

RTO-related issuances, net	—	—	652,217	—	—	—	652,217

Issuance of Pubco shares in redemption of membership units	(279,900,000)	279,900,000	—	—	—	—	—

Reverse takeover (“RTO Financing”), net	—	10,100,000	95,420	—	—	—	95,420

Distributions to minority holders	—	—	—	—	—	(1,675)	(1,675)

Purchase of Non-controlling interest	—	—	505	—	(6,975)	(5,795)	(12,265)

Share-based compensation	—	987,242	48,319	—	—	—	48,319

Issuance of shares in conjunction with acquisitions	—	29,526,129	522,120	—	—	—	522,120

Warrants issued and exercised	—	3,510,000	75,100	—	—	—	75,100

Contingent consideration & other adjustments to purchase accounting	—	289,291	4,170	—	—	—	4,170

Net Income (Loss)	—	—	—	—	(57,507)	2,509	(54,998)

Balance as of December 31, 2021 (As Restated)	—	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

VERANO HOLDINGS CORP. Statements of Changes in Shareholders’ Equity (Continued) ($ in Thousands)

	LLC Membership Units	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Balance as of January 1, 2022 (As Restated)	—	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

Share-based compensation	—	3,320,195	43,343	—	—	—	43,343

Issuance of shares in conjunction with acquisitions	—	7,039,977	41,914	—	—	—	41,914

Noncontrolling interest adjustment for change in ownership	—	—	—	—	—	(1,567)	(1,567)

Foreign Currency Translation Adjustment	—	—	—	(8)	—	—	(8)

Contingent consideration & other adjustments to purchase accounting	—	5,310,540	44,935	—	—	—	44,935

Net Income (Loss)	—	—	—	—	(269,164)	291	(268,873)

Balance as of December 31, 2022	—	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

VERANO HOLDINGS CORP. Consolidated Statements of Cash Flows ($ in Thousands)

	2022	2021	2020
		(As Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) attributable to Verano Holdings Corp.and Subsidiaries	$(269,164)	$(57,507)	$38,401
Net income attributable to non-controlling interest	291	2,509	1,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,387	96,244	7,866
ROU amortization	8,938	—	—
Non-cash interest expense	1,185	5,727	1,074
Non-cash interest income	—	(166)	(935)
Non-cash inventory step-up expense on acquisitions	7,513	80,988	—
Loss on disposal of property, plant and equipment	157	1,085	1,655
Loss on disposition of VIE	—	—	2,202
(Gain) Loss on deconsolidation of subsidiary	(9,560)	—	159
Gain from investment in associates	(14,103)	—	—
Gain on previously held equity interest	—	—	(458)
Bad debt expense	9	1,701	300
Loss on impairment of intangibles - goodwill	113,031	—	—
Loss on impairment of intangibles - licenses	116,151	—	—
Loss on debt extinguishment	4,551	—	—
Unrealized gain on foreign currency translation	(27)	—	—
Amortization of loan issuance costs – warrants	—	—	3,018
Amortization of debt issuance costs	6,625	2,566	235
Amortization of convertible debt discount	—	—	2,912
Unrealized loss on marketable securities	1,971	—	—
Income from underlying investees	(36)	(4,544)	(2,608)
Contingent consideration compensation	—	4,170	—
Decrease in fair value of contingent consideration	(14,669)	(12,469)	—
Stock based compensation	39,054	45,250	—
Changes in operating assets and liabilities:
Accounts receivable	821	(6,673)	(2,506)
Inventories	(24,233)	(59,506)	(22,873)
Held for sale assets	(3,433)	—	—
Prepaid expenses and other current assets	(25,490)	(6,252)	(3,043)
Deposits and other assets	(7,096)	8,553	3,008
Investment in associates	—	1,675	—
Accounts payable	(7,582)	9,920	1,777
Accrued liabilities	2,463	1,670	10,508
Lease liabilities	(7,479)	(7,743)	(1,717)
Income tax payable	96,145	109,452	29,952
Deferred taxes	(62,142)	(32,810)	(557)
Other, net	(931)	(968)	1,502

NET CASH PROVIDED BY OPERATING ACTIVITIES	94,347	182,872	71,627

VERANO HOLDINGS CORP. Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	2022	2021	2020
		(As Restated)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(119,174)	(141,265)	(60,153)
Proceeds from disposal of property, plant and equipment	6,249	1,894	—
Distributions to minority holders	—	(1,675)	—
Purchases of intangible assets	—	(8,374)	(7,010)
Purchase of non-controlling interest	—	(7,840)	—
Acquisition of businesses, net of cash acquired	(114,752)	(309,815)	(21,902)
Proceeds from sale of deconsolidation and investment in associates	19,826	—	—
Payment of acquisition price payable	—	—	(1,544)
Purchase of interest in investment in associates	—	(3,350)	—
Dividend received from investments in associates	—	10,275	1,867
Proceeds from note receivable	—	4,215	1,875
Other, net	—	103	(41)

NET CASH USED IN INVESTING ACTIVITIES	(207,851)	(455,832)	(86,908)

CASH FLOW FROM FINANCING ACTIVITIES
Distributions to members	—	—	(46)
Proceeds from exercise of warrants	—	—	2,191
Proceeds from issuance of debt	497,386	224,725	33,943
Principal repayments of debt	(373,899)	(10,757)	(9,754)
Debt issuance costs paid	(20,806)	(8,812)	(1,068)
Payment of debt extinguishment	(3,436)	—	—
Proceeds received from RTO financing	—	75,420	—
Cash received in warrant private placement	—	75,100	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	99,245	355,676	25,266

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,259)	82,716	9,985

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,118	16,402	6,417
Effects of exchange rate fluctuations on cash and cash equivalents	$(8)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,851	$99,118	$16,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$48,246	$18,709	$1,761
Cash paid for taxes	$70,666	$27,962	$10,237

NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$6,008	$8,512	$1,860

Issuance of shares under business combinations	$85,232	$1,148,127	$—

Acquisitions
Tangible and intangible assets acquired, net of cash	$31,841	$1,638,726	$50,925
Liabilities assumed	(8,735)	(354,933)	(17,872)
Acquisition consideration payable	77,657	(1,324,914)	(21,186)
Issuance of debt	—	—	(350)
Goodwill	13,989	350,936	10,965
Previously held equity interest	—	—	(580)
	114,752	309,815	21,902

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1. NATURE OF OPERATIONS

Unless otherwise stated or the context requires otherwise, references herein to the “Company,” “Verano,” “we,” “us,” and “our” mean Verano Holdings Corp. and its direct and indirect subsidiaries, and controlled and managed entities.
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the United States (“U.S.”). As a vertically integrated provider, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licensees across 14 state markets (Arizona, Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia).
The Company also conducts pre-licensing activities in other markets. In these markets, the Company has either applied for licenses, or plans on applying for licenses, but does not currently own or manage any cultivation, processing, or retail licenses.
On February 11, 2021, the Company resulted from a reverse takeover transaction as further described in Note 3 - Reverse Takeover Transaction. Thereafter, the Company’s Class A Subordinate Voting Shares (the “Subordinate Voting Shares”) were listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “VRNO” and subsequently began to be quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNOF”.
The Company’s corporate headquarters is located at 415 North Dearborn St., 4th Floor, Chicago, Illinois 60654.

2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The consolidated financial statements for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Certain prior year financial statement line items have been combined for presentation purposes.
(b)Basis of Measurement
The consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.
(c)Functional and Presentation Currency
The Company’s functional currency, as determined by management, is the U.S. dollar. Unless otherwise indicated, all references to “$” or “US$” refer to U.S. dollars, and all references to “C$” refer to Canadian dollars.
(d)Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.
The ownership percentages for Verano’s owned subsidiaries and entities over which the Company has control are set forth below; provided, however in some cases the percentages may not match state regulatory records because for purposes of presentation the approval of certain pending, planned, or anticipated state regulatory transfers. The Company will update its regulatory filings in those states where it is permitted to do so as soon as practical and will continue to operate the entities below, where and as applicable, in accordance with current practice and in compliance with applicable laws and regulations.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsidiaries

Entity Name	Jurisdiction	Doing Business As (if applicable)	Percentage Interest
102 Chester, LLC	Pennsylvania	N/A	100%
1090 Longwood, LLC	Florida	N/A	100%
11340 Fort Myers, LLC	Florida	N/A	100%
1200 Sharon, LLC	Massachusetts	N/A	100%
12395 North Miami, LLC	Florida	N/A	100%
130 Monroeville, LLC	Pennsylvania	N/A	100%
1325 Coolidge, LLC	Arizona	N/A	100%
1387 & 1391 Meriden, LLC	Connecticut	N/A	100%
16 Magothy Road Beach, LLC	Maryland	N/A	100%
1728 & 52 Old York Road, LLC	Pennsylvania	N/A	100%
1851 Canton, LLC	Ohio	N/A	100%
2000-2015 W. 3rd Street, LLC	Arizona	N/A	100%
2030 Highland Park, LLC	Delaware	N/A	100%
22627 Port Charlotte, LLC	Florida	N/A	100%
257 Wynnewood, LLC	Pennsylvania	N/A	100%
270 Cranberry, LLC	Pennsylvania	N/A	100%
2900 Lone Mountain, LLC	Nevada	N/A	100%
42 Capital Management, LLC	Illinois	N/A	100%
420 Capital Management, LLC	Illinois	Zen Leaf Rogers Park; Zen Leaf Lombard	100%
4444 W. Craig Road, LLC	Nevada	N/A	100%
4450 New Haven, LLC	Florida	N/A	100%
4674 JAX, LLC	Florida	N/A	100%
5335 Las Vegas, LLC	Nevada	N/A	100%
5409 S. Power Road, LLC	Arizona	N/A	100%
6944 Apollo Beach, LLC	Florida	N/A	100%
7220 Palatka, LLC	Florida	N/A	100%
7221 Jessup, LLC	Maryland	N/A	100%
783 Butterfield Road, LLC	Illinois	N/A	100%
799 Washington, LLC	Pennsylvania	N/A	100%
A&T SPV II LLC	Texas	N/A	100%
AGG Wellness, LLC	Maryland	Zen Leaf Towson	100%
AGOZ Redevelopment, LP	Pennsylvania	N/A	100%
Agri-Kind, LLC	Pennsylvania	N/A	100%
Agronomed Biologics Holdings Inc.	Pennsylvania	N/A	100%
Agronomed Biologics LLC	Pennsylvania	Zen Leaf Chester; Zen Leaf West Chester; Zen Leaf Pittsburgh – Robinson; Zen Leaf Pittsburgh – McKnight; Zen Leaf New Kensington	100%
Agronomed Holdings, Inc.	Pennsylvania	N/A	100%
Agronomed IP LLC	Pennsylvania	N/A	15%
Albion MM, LLC	Illinois	N/A	100%
Ataraxia, LLC	Illinois	N/A	100%

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Entity Name	Jurisdiction	Doing Business As (if applicable)	Percentage Interest
AZGM 3, LLC	Arizona	Zen Leaf Chandler	100%
Branchburg Rte. 22, LLC	New Jersey	N/A	100%
Caring Nature, LLC	Connecticut	N/A	100%
Caring Nature EJV1, LLC	Delaware	N/A	50%
Caring Nature EJV2, LLC	Delaware	Caring Nature Dispensary	50%
Cave Creek RE, LLC	Arizona	N/A	100%
ChiVegas Real Estate, LLC	Nevada	N/A	100%
Connecticut Pharmaceutical Solutions, LLC	Connecticut	N/A	100%
CTPharma Newington, LLC	Delaware	N/A	50%
CTPharma Norwich, LLC	Delaware	N/A	50%
CTPharma Real Estate Inc.	Connecticut	N/A	100%
CTPharma Research Solutions, LLC	Delaware	N/A	10%
Cultivation Real Estate Holdings, LLC	Delaware	N/A	100%
Custom Strains, LLC	Illinois	N/A	100%
DGV Group, LLC	Delaware	N/A	62.50%
Elevele LLC	Illinois	Zen Leaf Highland Park; Zen Leaf Prospect Heights	100%
FGM Processing, LLC	Maryland	N/A	100%
Fort Consulting, LLC	Arizona	Zen Leaf Phoenix – N. Cave Creek	100%
Four Daughters Compassionate Care, Inc.	Massachusetts	Zen Leaf Sharon; Zen Leaf Plymouth	100%
Freestate Wellness, LLC	Maryland	Zen Leaf Elkridge	100%
Glass City Alternatives, LLC	Ohio	Zen Leaf Bowling Green	100%
Green RX, LLC	Ohio	Zen Leaf Cincinnati	100%
Healthway Services of Illinois, LLC	Illinois	Zen Leaf St. Charles; Zen Leaf Naperville	100%
Local Dispensaries, LLC	Pennsylvania	Zen Leaf Harrisburg; Zen Leaf York; Zen Leaf Altoona	100%
Lone Mountain Partners, LLC	Nevada	Zen Leaf North Las Vegas; Zen Leaf Flamingo Road	100%
Mad River Remedies, LLC	Ohio	Zen Leaf Dayton	100%
MD MM Logistics, LLC	Maryland	N/A	100%
Mikran, LLC	Maryland	Zen Leaf Germantown	100%
MME Aurora Retail, LLC	Illinois	Zen Leaf Aurora	100%
MME Evanston Retail, LLC	Illinois	Zen Leaf Evanston	100%
Mother Grows Best, LLC	Ohio	N/A	100%
Mother Know’s Best, LLC	Ohio	Zen Leaf Canton	100%
NatureX, LLC	Nevada	Zen Leaf Las Vegas	100%
NSE Pennsylvania LLC	Pennsylvania	Zen Leaf Philadelphia; Zen Leaf Wynnewood; Zen Leaf Clifton Heights	100%
NuTrae, LLC	Florida	N/A	100%
Nuuvn Holdings, LLC	Delaware	N/A	100%
NV MM Logistics, LLC	Nevada	N/A	100%
OH MM Logistics, LLC	Ohio	N/A	100%
Ohio Natural Treatment Solutions, LLC	Delaware	Zen Leaf Newark	100%
Patient Alternative Relief Center, LLC	Arizona	Zen Leaf Phoenix – University Dr.	100%
Perpetual Healthcare, LLC	Arizona	Zen Leaf Phoenix – W. Dunlap	100%

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Entity Name	Jurisdiction	Doing Business As (if applicable)	Percentage Interest
Plants of Ruskin, LLC	Florida	MÜV Apollo Beach; MÜV Auburndale; MÜV Bonita Springs; MÜV Boynton; MÜV Bradenton – 75th West; MÜV Bradenton – Heritage West; MÜV Brandon; MÜV Cape Coral; MÜV Clearwater – 19 North; MÜV Clearwater – Roosevelt; MÜV Deerfield Beach; MÜV Fort Myers; MÜV Fort Myers Beach; MÜV Fort Myers-Cypress; MÜV Gainesville; MÜV Hobe Sound; MÜV Hollywood; MÜV Jacksonville; MÜV Jacksonville Beach; MÜV Jacksonville – Skymarks; MÜV Key West; MÜV Lady Lake; MÜV Lakeland; MÜV Longwood; MÜV Lutz; MÜV Marco Island; MÜV Merrit Island; MÜV New Tampa; MÜV North Port; MÜV Ocala; MÜV Orange City; MÜV Orlando – Garland; MÜV Orland – Vineland; MÜV Ormond Beach; MÜV Palatka; MÜV Panama City Beach; MÜV Pensacola; MÜV Pinellas Park; MÜV Port Charlotte; MÜV Port Orange; MÜV Port St. Lucie; MÜV Sarasota; MÜV Sarasota-Main; MÜV Sebastian; MÜV Sebring; MÜV Shalimar; MÜV Spring Hill; MÜV St. Augustine; MÜV St. Petersburg; MÜV Stuart; MÜV Tallahassee; MÜV Tamarac; MÜV Tampa – Dale Mabry; MÜV Tampa-Himes; MÜV Tampa – West Kennedy; MÜV Titusville; MÜV Wellington; MÜV West Melbourne; MÜV West Palm Beach; MÜV Winter Haven	100%
Prospect Heights RE, LLC	Illinois	N/A	100%
RedMed, LLC	Delaware	N/A	100%
Retail and Office Real Estate Holdings, LLC	Delaware	N/A	100%
RVC 360, LLC	Delaware	N/A	100%
SG1 LLC	Delaware	N/A	100%
TerraVida Holistic Centers LLC	Pennsylvania	Zen Leaf Sellersville; Zen Leaf Abington; Zen Leaf Malvern	100%
The Healing Center LLC	Pennsylvania	Zen Leaf Cranberry; Zen Leaf Washington; Zen Leaf Monroeville	100%
The Herbal Care Center, Inc.	Illinois	Zen Leaf Pilsen; Zen Leaf West Loop	100%
The Medicine Room, LLC	Arizona	Zen Leaf Mesa	100%
Vehicle and Logistics Holdings, LLC	Delaware	N/A	100%
Vending Logistics, LLC	Arizona	Zen Leaf Gilbert	100%
Verano Alabama Holdings, LLC	Delaware	N/A	100%
Verano Alabama, LLC	Alabama	N/A	49%
Verano Arizona, LLC	Delaware	N/A	100%
Verano Connecticut, LLC	Delaware	N/A	100%
Verano El Dorado, LLC	Arkansas	N/A	100%
Verano Florida, LLC	Delaware	N/A	100%

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Entity Name	Jurisdiction	Doing Business As (if applicable)	Percentage Interest
Verano Four Daughters Holdings, LLC	Delaware	N/A	100%
Verano Holdings, LLC	Delaware	N/A	100%
Verano Holdings USA Corp.	Delaware	N/A	100%
Verano Illinois, LLC	Illinois	N/A	100%
Verano IP, LLC	Delaware	N/A	100%
Verano Michigan, LLC	Delaware	N/A	100%
Verano Nevada, LLC	Nevada	N/A	100%
Verano NJ Holdings, LLC	Delaware	N/A	100%
Verano NJ LLC	New Jersey	Zen Leaf Elizabeth; Zen Leaf Neptune; Zen Leaf Lawrence	100%
Verano Ohio, LLC	Delaware	N/A	100%
Verano Pennsylvania, LLC	Delaware	N/A	100%
Verano Virginia, LLC	Delaware	N/A	100%
VZL Staffing Services, LLC	Illinois	N/A	100%
West Capital, LLC	Illinois	N/A	100%
Willow Brook Enfield, LLC	Delaware	N/A	50%
Willow Brook Stratford, LLC	Delaware	N/A	50%
Willow Brook Wellness, LLC	Connecticut	Willow Brook Wellness	100%
WSCC Property LLC	Nevada	N/A	100%
WSCC, Inc.	Nevada	Zen Leaf Reno; Zen Leaf Carson City	100%
Zen Leaf Retail, LLC	Maryland	N/A	100%
Zen Leaf Technologies, LLC	Delaware	N/A	100%
ZenNorth, LLC	Delaware	N/A	100%
ZNN Holdings, LLC	Delaware	N/A	100%
Controlled Entities

Entity Name	Jurisdiction of Organization	Doing Business As (if applicable)	Percentage Interest
Buchanan Development, LLC	Michigan	Zen Leaf Buchanan	100%
Maryland Natural Treatment Solutions, LLC	Maryland	Zen Leaf Pasadena	100%
Natural Treatment Solutions, LLC	Maryland	N/A	100%
Noah’s Ark, LLC	Arkansas	Zen Leaf El Dorado	100%
Verano MI2, LLC	Michigan	N/A	100%
Verano MO Holdings, LLC	Delaware	N/A	100%
Verano MO, LLC	Missouri	N/A	100%
Verano WV, LLC	West Virginia	Zen Leaf Oak Hill; Zen Leaf Clarksburg; Zen Leaf Dunbar; Zen Leaf Morgantown; Zen Leave Westover; Zen Leaf Wheeling; Zen Leaf Buckhannon	99%
VMO Processing, LLC	Missouri	N/A	100%
VMO Retail, LLC	Missouri	N/A	100%

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)Restatement of Previously Issued Consolidated Financial Statements

As described in the Company’s Amendment No. 3 to Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 8, 2022 (the “Form 10”), the Company restated
its previously issued consolidated financial statements for each of the quarterly and year-to-date periods ended March 31, 2022, December 31, 2021, and March 31, 2021 (collectively, the "Restatements"). Amounts as of or for the period ended December 31, 2021 depicted in these consolidated financial statements with the notation "As Restated" include the impact of the restatement included in the Form 10. The Restatements include the following:

(i) As of and for the year ended December 31, 2021, because of an error related to stock-based compensation, the Company increased inventory by $3,069 and the Company’s tax expense was overstated with corresponding adjustments to income tax payable of $662 and a decrease of deferred income taxes of ($800).

(ii) Because of the stock-based compensation error, as of and for the quarter ended March 31, 2022, the Company increased inventory by $3,898, cost of goods sold, net by $1,052, and salaries and benefits expense by $9,572.

(iii) Because of the stock-based compensation error, as of and for the quarter ended March 31, 2021, the Company increased salaries and benefits expense by $5,692.

(iv) Because of an overstatement of tax expense due to a clerical error, the Company decreased tax expense by $20,274 and made corresponding adjustments to income tax payable of ($23,071) and an increase to deferred income taxes of $2,659 as of and for the quarter ended March 31, 2022.

There was no net cash impact to the Company’s audited consolidated financial statements for the year ended December 31, 2021 and no net cash impact to the Company’s unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and 2021, as a result of the Restatements.

In addition, the Company’s accounting for distributions from a consolidated entity was corrected in the Restatements to reduce investment in associates and non-controlling interest equity by ($1,675) for the year ended December 31, 2021, and ($100) for the quarter ended March 31, 2021. Also, the investment in associates was corrected to account for distributions in excess of investment resulting in an increase of equity income of $1,537 and $1,638 at December 31, 2021 and March 31, 2022, respectively, with a reduction in disposition of investments of $3,176 at March 31, 2022. Further, after March 31, 2022 but before the March 31, 2022 financials were issued, the Company became aware of information regarding the Connecticut Pharmaceutical Solutions, Inc. and The Healing Center, LLC acquisition purchase price earnouts, as described in Note 10 - Transactions. As a result, the Company recognized an aggregate $4,760 reduction in these acquisition earnouts which was recorded for the quarter ended March 31, 2022 to reflect the subsequent information indicating a lower liability.

(f)Variable Interest Entities & Non-Controlling Interests
A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the VIE economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

If the Company determines that it has operating power over an entity and the obligation to absorb losses or receive benefits from such entity, the Company consolidates such entity as a VIE in its capacity as the primary beneficiary, and if the Company determines it does not, then the Company does not consolidate the entity. The Company’s involvement constitutes power that is most significant to the entity when it has unconstrained decision-making ability over key operational functions within the entity.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the applicable consolidated VIEs.

Non-controlling interests (“NCI”) represent equity interests owned by third parties not affiliated with the Company. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The choice of measurement is made by the Company on a transaction-by-transaction basis. The share of net assets attributable to NCI are presented as a component of equity. NCI’s share of net income or loss and comprehensive income or loss is recognized by the Company directly in equity.
Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.
(g)Cash and Cash Equivalents
Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations.
(h)Accounts Receivable and Expected Credit Loss

Accounts receivable are recorded at the invoiced amount and do not bear interest. Expected credit loss reflects the Company’s estimate of amounts in its accounts receivable at such time that may not be collected due to customer claims or customer inability or unwillingness to pay. Collectability of accounts receivables is reviewed by the Company on an ongoing basis. The expected credit loss is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of customers, historical collection experience and length of time the accounts receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the account receivable will not be recovered. The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. As of December 31, 2022 and 2021, the allowance for credit losses were $346 and $356, respectively.
(i)Inventory
Inventory of purchased finished goods and packing materials are initially valued by the Company at cost and subsequently at the lower of cost and net realizable value. Cultivated inventory include direct and indirect costs of production, including costs of materials, labor, stock-based compensation, and depreciation related to cultivation. Such costs are capitalized as incurred, and subsequently included within cost of goods sold within the Company’s Consolidated Statements of Operations, at the time the products are sold. Net realizable value is determined by the Company as the estimated selling price in the ordinary course of business, less reasonable costs associated with the sale. Cost is determined using the weighted average cost basis. Products for resale and supplies and consumables are valued by the Company at lower of cost and net realizable value. Lastly, in calculating final inventory values, the Company is required to compare the inventory cost to estimated net realizable value.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The net realizable value of inventory represents the estimated selling price for inventory in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment by the Company, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price of the inventory, and any contractual arrangements with customers. Reserves established by the Company for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made by the Company at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on the sale of inventory could differ from its estimated value. The Company performs periodic reviews on the inventory balance. The impact of changes in inventory reserves made by the Company is reflected in cost of goods sold.
(j)Investment in Associates

Associates are all entities over which the Company has significant influence, but not control, generally with the Company holding between 20% and 50% of the voting rights. Investments in associates are accounted for using the equity method and are initially recognized by the Company at cost. Unrealized gains on transactions between the Company and its associates are eliminated to the extent of the Company’s interest in the applicable associates. Accounting policies of associates are adjusted where necessary to ensure consistency with the policies adopted by the Company. If the financial statements of an associate are prepared on a date different from that used by the Company, adjustments are made for the effects of significant transactions or events that occur between the associate’s date and the date of the Company’s Consolidated Financial Statements.
Gains and losses arising in investments in associates are recognized in the Company’s Consolidated Statements of Operations.

The Company assesses annually whether there is any objective evidence that its interest in associates is impaired. If impaired, the carrying value of the Company’s interest of the underlying assets of the applicable associate is written down to its estimated recoverable amount (being the higher of fair value less costs of disposal or value in use) and reflected as a charge in the Company’s consolidated statement of operations. There were no impairment charges recorded for the years ended December 31, 2022, 2021 and 2020.
(k)Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures made by the Company that materially increase the life of the assets are capitalized. Ordinary repairs and maintenance are expensed as incurred. The Company’s estimated depreciable lives of operating assets and facilities are as follows:

Land	Not Applicable
Building	30 years
Construction in Progress (“CIP”)	Not Applicable
Leasehold Improvements	Shorter of: remaining lease term or
10 years
Tools & Equipment	7 years
Kitchen & Lab Equipment	7 years
Other Machinery & Equipment	7 years
Furniture & Fixtures	7 years
Electronic & Security Equipment	5 years
Vehicles	7 years
Land Improvements	15 years

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The assets’ residual values, useful lives and methods of depreciation are reviewed by the Company at each financial year-end and adjusted prospectively, if deemed appropriate. An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in the Consolidated Statements of Operations in the year the asset is derecognized.
Depreciation of property, plant and equipment is dependent upon estimates of useful lives which are determined by the Company through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of such assets.
Property, plant and equipment classified as construction in progress are transferred when placed in service, at which time depreciation of the asset begins.
(l)Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired by the Company in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on the Company’s estimates as of the dates of acquisitions. Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively. Amortization periods by class of intangible assets with finite lives were as follows as of December 31, 2022:

Licenses	9-15 years
Tradenames	5-10 years
Technology	5-20 years
During the fourth quarter and year ended December 31, 2022, the Company noted a triggering event in its Step Zero analysis of its Goodwill impairment test (see “m” below for more details). Accordingly, the Company performed a qualitative analysis and determined that a license associated with its Arizona cultivation (wholesale) reporting unit, was fully impaired. As of December 31, 2022, the Company has recorded an impairment charge of $116,151 associated with this intangible asset.

No such impairment charges were recorded during the years ended December 31, 2021 or 2020.
(m)Goodwill
Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and intangible assets acquired. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit.

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. During the year ended December 31, 2022, the Company voluntarily changed the assessment date of its the annual goodwill and indefinite-lived intangible asset impairment testing, in accordance with Financial Accounting Standards Board ASC 350, Intangibles–Goodwill and Other, from the end of the year (12/31), as applicable, to the beginning of the fourth quarter of the fiscal year (10/1), for all reporting units.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company applies the guidance in ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including, but not limited to, the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During the years ended December 31, 2021 and 2020, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company's Step Zero analysis, no further quantitative impairment test was deemed necessary. No such impairment charges were recorded for the years ended December 31, 2021 or 2020.

Additionally, during the year ended December 31, 2022, the Company performed the Step Zero analysis for its goodwill impairment test on a quarterly basis. The step zero analysis resulted in a probable impairment for the fourth quarter test, which led the Company to proceed with a quantitative evaluation. Furthermore, the Company evaluated whether the fourth quarter impairment could have pertained to an earlier interim period and concluded that the impairment was appropriately recognized in the fourth quarter ended December 31, 2022, after evaluating the significance and duration of sustained market value contractions in the cannabis industry, as well as, the Company’s own decline in market capitalization.

During the fourth quarter and year ended December 31, 2022, the Company recognized an impairment charge of (i) $46,537 associated with its Arizona retail reporting unit, (ii) $2,252 associated with its Arizona cultivation (wholesale) reporting unit, (iii) $61,127 associated with its Pennsylvania retail reporting unit, and (iv) $3,115 associated with its Pennsylvania cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts.

The analysis performed included estimating the fair value of each reporting unit using either an income or market approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and the eventual repeal of 280E of the Code. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.
(n)Leased Assets
At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To assess whether a contract conveys the right to control the use of an identified asset, the Company assesses whether:
•the contract involves the use of an identified asset,
•the Company has the right to obtain substantially all of the economic benefits from use of the asset through the period of use; and
•the Company has the right to direct the use of the asset.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Such standard is applied to contracts entered into, or changed, on or after January 1, 2019.
At inception or on reassessment of a contract that contains a lease component, the Company allocates consideration in the contract to the lease component on the basis of their relative stand-alone prices.
The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.

The ROU asset is initially measured at cost, which is comprised of (i) the initial amount of the lease liability, as adjusted for any lease payments made at or before the commencement date, plus (ii) the amount of any initial direct costs incurred, plus (iii) an estimate of the cost to dismantle and remove the underlying asset or to restore the underlying asset or the site on which it is located, less (iv) any lease incentives received by the Company.

The ROU asset is depreciated using the straight-line method from the commencement date to the earlier of the end of the estimated useful life of the ROU asset or the end of the lease term. For operating leases, the ROU asset depreciation fluctuates in relation to the interest expense on the lease liability, in combination, resulting in a straight-line rent expense attribution. The estimated useful lives of the ROU assets are determined on the same basis as the life of the lease. In addition, the ROU asset is periodically reduced by impairment losses, if any, and adjusted for certain remeasurements of the lease liability.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate. Lease payments included in the measurement of the lease liability comprise the following:
•fixed payments, including in-substance fixed payments;
•variable lease payments that depend on an index or a rate, initially measured using the index or rate as at the commencement date;
•amounts expected to be payable under a residual value guarantee; and
•the exercise price under a purchase option that the Company is reasonably certain to exercise, lease payments in an optional renewal period if the Company is reasonably certain to exercise an extension option, and penalties for early termination of a lease unless the Company is reasonably certain not to terminate early.
The lease liability is measured at amortized cost using the effective interest method. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, if there is a change in the Company’s estimate of the amount expected to be payable under a residual value guarantee, or if the Company changes its assessment of whether it will exercise a purchase, extension, or termination option.
When the lease liability is remeasured by the Company, a corresponding adjustment is made to the carrying amount of the ROU asset, or is recorded as a profit or loss if the carrying amount of the ROU asset has been reduced to zero.
The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with the leases as an expense on a straight-line basis over the lease term.
(o)Advertising
Advertising costs are charged to expense when incurred. Advertising expenses totaled $15,997, $8,644 and $919 for the years ended December 31, 2022, 2021 and 2020, respectively.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)Income Taxes
Deferred taxes are determined by the Company using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the Company, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are measured using the enacted tax rates. The impact of a change in tax law or tax rates on deferred tax assets and liabilities is recognized by the Company in income in the period that enactment of the change occurs.

Provisions for taxes are made using the Company’s estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of each financial reporting period. However, it is possible that an additional liability could result from future audits by taxing authorities. Where the final amounts of these taxes are different from the amount that were initially recorded, such differences will affect the tax provisions in the financial reporting period in which such final determination is made.

As discussed further in Note 13 - Income Taxes, the Company is subject to the limitations of Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”).
(q)Revenue Recognition
Revenue is recognized by the Company in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).
In order to recognize revenue under ASU 2014-09, the Company applies the following five steps:
•identify a customer along with a corresponding contract;
•identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
•determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;
•allocate the transaction price to the performance obligation(s) in the contract; and
•recognize revenue when or as the Company satisfies the performance obligation(s).
Revenues from the wholesale and retail sales are generally recognized by the Company at a point in time when control over the goods has been transferred to the customer and reflects the amount the Company expects to receive for such goods, net of discounts.

Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Wholesale customers may have payment terms within a specified time-period permitted under the Company’s credit policy, typically within 30 days of transfer of the goods to the customer. The Company generally requires full payment from a customer for any previous purchase prior to entering into another purchase contract with such customer.
Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has customer loyalty programs in which retail customers accumulate points for future product discounts that are based on each dollar paid for the Company’s products. These points are recorded by the Company as a contract liability until customers redeem their points for discounts on cannabis and vape products as part of an in-store sales transaction. In addition, the Company records a performance obligation as a reduction of revenue based on the Company’s estimated probability of point redemption, which is calculated based on a standalone selling price.

(r)Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in its financial statement on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and
Level 3 – Inputs for the asset or liability that are not based on observable market data.
The individual fair values attributed to the different components of a financing transaction, derivative financial instruments, are determined using valuation techniques. The Company uses its judgment to select the methods used to make certain assumptions and in performing the fair value calculations to determine (i) the values attributed to each component of a transaction at the time of their issuance; (ii) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (iii) for disclosing the fair value of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. For further details, see Note 19 – Fair Value Measurements.
(s)Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims related to employment, commercial, transactional, and other matters that arise out of its operations. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable, and the amount can be reliably estimated, such amount is recognized in the Company’s other liabilities.
Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify onerous contracts and, where applicable, records contingent liabilities for such contracts.

Contingent purchase price consideration is measured as of the acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent considerations from the final purchase price allocation are recognized in the Company’s Consolidated Statement of Operations.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)Impairment of Other Long-Lived Assets
The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the year ended December 31, 2022, the Company record a full impairment charge associated with its Arizona cultivation (wholesale) license of $116,151. There were no impairment charges related to intangible assets or property, plant and equipment for the years ended December 31, 2021 and 2020.
(u)Earnings (Loss) per Share
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
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted earning (losses) per share for the years ended December 31, 2022, 2021 and 2020 because their impact would have been anti-dilutive.
(v)Convertible Notes
The Company accounts for hybrid contracts that feature conversion options in accordance with ASC Topic 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options and account for them as freestanding financial instruments according to certain criteria. If the embedded features do not meet the criteria for bifurcation, the convertible instrument is accounted for as a single hybrid instrument in accordance with ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”).
The modification of warrant agreements presented as equity classified are first analyzed to ensure that such modifications do not change the classification of the instrument. If equity presentation remains proper, an adjustment to equity is recorded. If equity presentation is not preserved, the modification is evaluated under ASC 470-20.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)Business Combinations
Business combinations are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value at the date of the transaction. Transaction related costs are expensed as incurred. Identifiable assets and liabilities, including intangible assets, of acquired businesses are recorded at their fair value at the date of the transaction. When the Company acquires control of a business, any previously held equity interest is also remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the Consolidated Statements of Operations immediately as a gain.

Contingent consideration is measured at its transaction-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC Topic 450, Contingencies, as appropriate, with the corresponding gain or loss being recognized in the Consolidated Statement of Operations.
The Company recognizes the identifiable assets acquired and the liabilities assumed at their acquisition date fair values in accordance with ASC Topic 820, Fair Value. Management exercises judgement in estimating the fair values of specific assets and liabilities such as inventory, fixed assets and intangible assets. In general, acquired current assets and liabilities are valued at cost basis as carrying value approximates fair value.
Inventory is recognized at net realizable value. Historical inventory costs are used to calculate the estimated fair value of inventory, also known as the inventory step-up. Management analyzes the acquirees’ historical performance and considers other factors that may impact the inventory step up such as operational, regulatory, legal or economic factors that may influence post-acquisition performance.
Where applicable, the Company engages independent valuation experts to perform fair value assessments on tangible assets, inclusive of property, plant and equipment. The valuation expert appraises the fair value of acquired fixed assets.
The Company identifies intangible assets and, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied.
Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections.
Certain fair values may be estimated at the transaction date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted in subsequent periods. However, the measurement period will last for one year from the transaction date.
Judgment is applied in assessing whether the Company exercises control and has significant influence over entities in which the Company directly or indirectly owns an interest. The Company has control when it has the power over the entity, has exposure or rights to variable returns, and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the entities. Where the Company is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x)Segment Reporting
An operating segment is a component of the Company for which discrete financial information is available and whose operating results are regularly reviewed by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and that engages in business activities from which it may earn revenue and incur expenses. The Company has two reportable segments: (i) Cultivation (Wholesale), which is the cultivation, production and sale of cannabis to retail stores, and (ii) Retail, which is the retailing of cannabis to patients and consumers.
For the purposes of testing impairment of goodwill, the Company has identified 13 reporting units. The Company analyzed its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation (wholesale)) which were primarily determined based on the licenses each market holds.

All revenues were generated in the United States for the years ended December 31, 2022, 2021 and 2020.
(y)Stock-Based Payments
The Company operates a stock-based remuneration plan for its eligible directors, officers, and employees. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot estimate reliably the fair value of the goods and services received, the Company measures their value indirectly by reference to the fair value of the equity instruments granted. For transactions with employees, the Company measures the fair value of the services by reference to the fair value of the equity instruments granted.
Equity settled stock-based payments under stock-based payments plans are ultimately recognized as an expense in the Consolidated Statement of Operations with a corresponding credit to equity.
The Company recognizes compensation expense for restricted stock units (“RSUs”) and options on a straight-line basis over the requisite service period of the award and forfeitures are recorded as incurred. Non-market vesting conditions are included in the assumptions about the number of options or RSUs that are expected to achieve such vesting conditions. Estimates are subsequently revised if there is any indication that the number of options or RSUs expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior period if options ultimately exercised are different to that estimated on vesting.

(z)Assets Held for Sale

Our Company classifies long-lived assets to be sold as held for sale in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Assets held for sale represent land, buildings and other fixed assets less accumulated depreciation related to facilities in which the Company has no continuing involvement. We record assets held for sale in accordance with ASC 360 “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers. As of December 31, 2022, the Company had $3,433 of assets held for sale relating to several facilities in Nevada that are to be sold in the first half of 2023.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(aa) Significant Accounting Judgments, Estimates, and Assumptions
The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods. Significant judgments, estimates, and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.
(i)Estimated Useful Lives and Amortization of Intangible Assets
Amortization of intangible assets is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. Intangible assets that have indefinite lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they may impaired.
(ii)Inventory
The net realizable value of inventory represents the estimated selling price for inventory in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price the Company expects to realize by selling the inventory, and any contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.
(iii)Determination of Reporting Units
The Company’s assets are aggregated into two reportable segments: cultivation (wholesale) and retail. For the purposes of testing impairment of goodwill, the Company has identified 13 reporting units. The Company analyzed its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation (wholesale)) which were primarily determined based on the licenses each market holds.
(iv)Goodwill Impairment
Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill has been impaired. To determine if the value of goodwill has been impaired, the reporting unit to which goodwill has been assigned or allocated must be valued using present value techniques. When applying this valuation technique, the Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

During the years ended December 31, 2021 and 2020, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company's Step Zero analysis, no further quantitative impairment test was deemed necessary. No such impairment charges were recorded for the years ended December 31, 2021 or 2020.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the year ended December 31, 2022, the Company recognized an impairment charge of (i) $46,537 associated with its Arizona retail reporting unit, (ii) $2,252 associated with its Arizona cultivation (wholesale) reporting unit, (iii) $61,127 associated with its Pennsylvania retail reporting unit, and (iv) $3,115 associated with its Pennsylvania cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts.

The analysis performed included estimating the fair value of each reporting unit using either an income or market approach. The income approach requires management to estimate a number of factors for each reporting unit, including, but not limited to, projected future operating results, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and the eventual repeal of 280E of the Code. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

As a result of the Company's goodwill impairment analysis for the year ended December 31, 2022, the Company determined four of the reporting units were impaired. See Note 7 - Goodwill for further details.
(v)Property, Plant and Equipment Impairment
The Company evaluates the carrying value of long-lived assets at the end of each reporting period whenever there is any indication that a long-lived asset is impaired. Such indicators include evidence of physical damage, indicators that the economic performance of the asset is worse than expected, or that the decline in asset value is more than the passage of time or normal use, or significant changes occur with an adverse effect on the Company’s business. If any such indication exists, the Company estimates the recoverable amount of the asset. An asset is impaired when its carrying amount exceeds its recoverable amount. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are reduced for an estimate of the cost to dispose or abandon.
(vi)Discount Rate for Leases
ASC 842 requires lessees to discount lease payments using the rate implicit in the lease if that rate can be readily determined. If that rate cannot be readily determined, the Company generally uses the incremental borrowing rate when initially recording leases. Generally, the Company uses its incremental borrowing rate as the discount rate.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(vii)Business Combinations
In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are recorded at their fair values. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. Contingent consideration is measured at its transaction-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC Topic 450, Contingencies, as appropriate, with the corresponding gain or loss being recognized in profit or loss. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied. Certain fair values may be estimated at the transaction date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods. However, the measurement period will last for one year from the transaction date.

(viii) Consolidation
Judgment is applied in assessing whether the Company exercises control and has significant influence over entities in which the Company directly or indirectly owns an interest. The Company has control when it has the power over the entity, has exposure or rights to variable returns, and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the entities. Where the Company is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained. See Note 18 – Consolidation for further details.
(ix) Expected Credit Loss
Management determines the expected credit loss by evaluating individual receivable balances and considering accounts and other receivable financial conditions and current economic conditions. Accounts receivable and financial assets recorded in other receivables are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. All receivables are expected to be collected within one year of the Consolidated Balance Sheet date.
(x) Fair Value of Financial Instruments
The individual fair values attributed to the different components of a financing transaction, derivative financial instruments, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments subsequently carried at amortized cost. Such valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(xi) Income Tax
Provisions for taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. However, it is possible that at some future date an additional liability could result from audits by taxing authorities. Where the final outcome of these tax related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.
(ab) Accounting Pronouncements – Recently Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. ASU 2016-13 applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. ASU 2016-13 must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to members’ equity in the period of adoption. The Company adopted the new standard in the first quarter of the year ended December 31, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. ASU 2017-04 must be applied prospectively and is effective in the first quarter of 2020. Early adoption is permitted. The Company adopted ASU 2017-04 in the first quarter of the year ended December 31, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for the Company beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 was effective for the Company beginning January 1, 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.
On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06), to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this ASU 2020-06 are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ac) Accounting Pronouncements – Recently Issued
The Financial Accounting Standards Board (“FASB”) and the SEC have issued certain other accounting pronouncements as of December 31, 2022 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this annual report, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.
(ad) Coronavirus Pandemic

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

While the Company believes that its revenue, gross profit and operating income were not adversely impacted by COVID-19 during the year ended December 31, 2022, the uncertain nature of the spread of variants of COVID-19 could alter the Company’s financial results and business operations, including as a result of any lockdowns mandated by governmental authorities and the potential quarantine of the Company’s employees or of its supply chain partners’ employees.

The Company’s Consolidated Financial Statements presented herein reflect estimates and assumptions made by management taking into account, among other matters, the impact of COVID-19. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of such consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3. REVERSE TAKEOVER TRANSACTION (“RTO”)
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
The members of Verano LLC, and owners of certain of its subsidiaries, through a series of transactions, exchanged their ownership interests in Verano LLC and such subsidiaries for 96,892,040 Subordinate Voting Shares and 1,172,382 Proportionate Voting Shares. In connection with the Company’s acquisitions of Alternative Medical Enterprises, LLC, Plants of Ruskin GPS, LLC, and RVC 360, LLC (collectively, the “AME Parties”), that occurred concurrently with the RTO, the members of the AME Parties, through a series of transactions, exchanged their membership interests in the AME Parties for 18,092,987 Subordinate Voting Shares and 470,984. Proportionate Voting Shares. In addition, upon the consummation of the acquisitions the members of the AME Parties received cash consideration of $20,000 which was funded with proceeds from the RTO Financing and were entitled to receive an additional $15,000 in future cash installments, all of which have been paid in full. Refer to Note 10 - Transactions, below for additional details of the acquisitions of the AME Parties and related transactions.
In accordance with ASC Topic 805, Business Combinations, the substance of the RTO transactions is a reverse takeover of a nonoperating company. The RTO transactions do not constitute a business combination because Majesta SubCo does not meet the definition of a business under the standard. As a result, the RTO transactions are accounted for as a capital transaction with Verano LLC being identified as the acquirer and the equity consideration being measured at fair value. The resulting consolidated statement of financial position of the Company is presented as a continuance of Verano LLC and the comparative figures presented in the consolidated financial statements for dates and periods prior to the RTO are those of Verano LLC.
ASC Topic 505-50, Equity-Based Payments to Non-Employees, applies to transactions where an entity grants equity instruments and cannot identify specifically some or all of the goods or services received in return. Because the Company issued shares with a value in excess of the assets received, the difference is recognized in RTO-related issuance cost through equity. The amount assigned to the transaction cost of $198 is the difference between the fair value of the consideration and the net identifiable assets of Majesta SubCo acquired by the Company.
1 Such amount not in thousands

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4. INVENTORY
The Company’s inventory consists of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
		(As Restated)
Raw Materials	$7,120	$5,767
Work in Process	123,101	96,367
Finished Goods	34,311	38,569

Total Inventory	$164,532	$140,703

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Land	$31,877	$29,399
Buildings and Improvements	197,819	126,020
Furniture and Fixtures	16,189	13,259
Computer Equipment and Software	21,478	14,078
Leasehold Improvements	211,785	182,514
Tools and Equipment	88,507	65,774
Vehicles	4,992	3,229
Assets Under Construction (1)	41,800	64,107

Total Property, Plant and Equipment, Gross	614,447	498,380
Less: Accumulated Depreciation	(88,542)	(46,148)

Property, Plant and Equipment, Net	$525,905	$452,232
(1)Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
A reconciliation of the beginning and ending balances of property, plant and equipment is as follows:

	Property, Plant and Equipment, Gross	Accumulated Depreciation	Property, Plant and Equipment, Net

Balance as of January 1, 2021	$162,153	$(17,971)	$144,182
Additions	164,940	—	164,940
Property, plant and equipment from business combination	175,172	—	175,172
Disposals and other	(3,885)	15	(3,870)
Depreciation	—	(28,192)	(28,192)

Balance as of December 31, 2021	$498,380	$(46,148)	$452,232
Additions	122,626	—	122,626
Property, plant and equipment from business combination	5,891	(229)	5,662
Disposals and other	(11,196)	1,596	(9,600)
Deconsolidation from disposition of business combination	(1,254)	281	(973)
Depreciation	—	(44,042)	(44,042)

Balance as December 31, 2022	$614,447	$(88,542)	$525,905
For the years ended December 31, 2022 and December 31, 2021, depreciation expense included in costs of goods sold totaled $31,774 and $20,395 respectively. For the years ended December 31, 2022 and December 31, 2021, depreciation expense included in selling, general, and administrative expense totaled $12,268 and $7,797, respectively.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6. INTANGIBLE ASSETS
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
As of December 31, 2022 and December 31, 2021, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2022	$1,386,131	$54,166	$11,603	$1,451,900
Purchases	—	—	—	—
Additions from business combination	21,545	—	—	21,545
Adjustments to purchase price allocation	(2,025)	—	(5,172)	(7,197)
Impairment	(130,670)	—	—	(130,670)
Balance as of December 31, 2022	$1,274,981	$54,166	$6,431	$1,335,578

Accumulated Amortization
Balance as of January 1, 2022	66,703	4,158	1,126	71,987
Amortization	91,062	5,421	861	97,344
Impairment	$(14,519)	$—	$—	$(14,519)
Balance as of December 31, 2022	$143,246	$9,579	$1,987	$154,812

Net Book Value
Balance as of January 1, 2022	1,319,428	50,008	10,477	1,379,913
Balance as of December 31, 2022	$1,131,735	$44,587	$4,444	$1,180,766

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2021	$76,375	$78	$—	$76,453
Purchases	55,776	—	115	55,891
Additions from business combination	1,254,781	54,088	11,488	1,320,357
Adjustments to purchase price allocation	(801)	—	—	(801)
Disposals	—	—	—	—
Balance as of December 31, 2021	$1,386,131	$54,166	$11,603	$1,451,900

Accumulated Amortization
Balance as of January 1, 2021	4,034	—	—	4,034
Amortization	62,669	4,158	1,126	67,953
Balance as of December 31, 2021	$66,703	$4,158	$1,126	$71,987

Net Book Value
Balance as of January 1, 2021	72,341	78	—	72,419
Balance as of December 31, 2021	$1,319,428	$50,008	$10,477	$1,379,913

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6. INTANGIBLE ASSETS (Continued)

The Company recorded amortization expense for the years ended December 31, 2022 and 2021 of $97,344 and $67,953, respectively.
On an annual basis, the Company reviews the estimated useful lives, residual values and amortization methods used for each identifiable intangible asset acquired. During the 2022 annual review, management determined that the Arizona cultivation (wholesale) license was impaired. As of December 31, 2022, the Company recorded an impairment charge of $116,151 on the remaining net book value.

No such impairment charges were recorded during the years ended December 31, 2021 or 2020.

Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition.

During the year ended December 31, 2022, the Company identified an error in its calculation of the technology intangible asset value related to the AltMed acquisition. A correction to the value of the technology intangible asset resulted in an out-of-period increase to the carrying value of goodwill and decrease to the carrying value of the technology intangible asset of approximately $5,172, as well as a decrease to amortization expense of $320.
The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2022:

Year Ending December 31:	Estimated Amortization
2023	$91,461
2024	91,461
2025	91,461
2026	90,746
2027	90,672
Thereafter	724,965
$1,180,766

7. GOODWILL

The Company’s assets are aggregated into two reportable segments: Cultivation (Wholesale) and Retail. For the purposes of testing impairment of goodwill, the Company has identified 13 reporting units.

The changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2021 and 2022 were as follows:

	January 1, 2021	Impairment	Adjustments to purchase price allocation	Acquisitions	December 31, 2021
Cultivation	$64	$—	$312	$90,740	$91,116
Retail	15,965	—	(30)	261,079	277,014
	$16,029	$—	$282	$351,819	$368,130

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)
7. GOODWILL (Continued)

	January 1, 2022	Impairment	Adjustments to purchase price allocation	Acquisitions	December 31, 2022
Cultivation	$91,116	$(5,367)	$(2,745)	$—	$83,004
Retail	277,014	(107,664)	6,418	10,316	186,084
	$368,130	$(113,031)	$3,673	$10,316	$269,088

During the years ended December 31, 2021 and 2020, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company's Step Zero analysis, no further quantitative impairment test was deemed necessary. No such impairment charges were recorded for the years ended December 31, 2021 or 2020.

During the year ended December 31, 2022, the Company recognized an impairment charge of (i) $46,537 associated with its Arizona retail reporting unit, (ii) $2,252 associated with its Arizona cultivation (wholesale) reporting unit, iii) $61,127 associated with its Pennsylvania retail reporting unit, and (iv) $3,115 associated with its Pennsylvania cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. As of December 31, 2022 the carrying value of goodwill for Arizona cultivation reporting unit is $41,801, and the goodwill for Arizona retail, Pennsylvania retail and Pennsylvania cultivation reporting units were fully impaired.

During the year ended December 31, 2022, the Company identified an error in its calculation of the technology intangible asset value related to the AltMed acquisition. A correction to the value of the technology intangible asset resulted in an out-of-period increase to the carrying value of goodwill equal to $3,801.

During the year ended December 31, 2022, the Company made prospective adjustments to the purchase price allocations associated with previously acquired entities that resulted in changes to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition that resulted in changes in the provisional amounts recognized.
During the year ended December 31, 2022, the Company recorded measurement period adjustments in connection with the December 28, 2021 acquisition of Connecticut Pharmaceutical Solutions, Inc. The net impact led to a decrease of $2,745 to goodwill for changes to inventory, income taxes, deferred tax liabilities and accrued payables.

During the year ended December 31, 2022, the Company recorded a purchase price adjustment for the December 20, 2021 acquisition of Caring Nature, LLC. The purchase price adjustment was an increase to consideration transferred and was reflected as an increase of $56 to goodwill.
During the year ended December 31, 2022, the Company recorded measurement period adjustments in connection with the March 11, 2022 acquisition of 420 Capital Management, LLC ("Greengate"). The net impact led to an increase of $2,221 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition that resulted in changes in the provisional amounts recognized for cash and accounts payable.

During the year ended December 31, 2022, the Company recorded measurement period adjustments in connection with the September 7, 2022 acquisition of WSCC, Inc. (“Sierra Well”). The purchase price adjustment led to an increase of $340 to goodwill.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8. EARNINGS (LOSSES) PER SHARE
The Company presents basic earnings (losses) per share. Basic earnings (losses) per share is calculated by dividing the earnings (loss) attributable to shareholders by the weighted average number of Subordinate Voting Shares (with outstanding Proportionate Voting Shares accounted for on an as converted to Subordinate Voting Shares basis) outstanding during the periods presented. Diluted earnings (losses) per share is computed based on the weighted average number of Subordinate Voting Shares (with outstanding Proportionate Voting Shares accounted for on an as converted to Subordinate Voting Shares basis) outstanding, to the extent dilutive.

The computations of net earnings (losses) per share, on a basic basis and diluted basis, including reconciliations of the numerators and denominators, for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
		(As Restated)
Numerator
Net Income (Loss) attributable to Verano Holdings Corp.	$(269,164)	$(57,507)	$38,401

Denominator
Basic
Pre-RTO weighted-average shares outstanding	—	158,203,932	—
Post-RTO weighted-average shares outstanding	—	307,177,442	—
Weighted-average shares outstanding – basic	331,409,315	290,443,432	263,919,366

Diluted
Pre-RTO weighted-average shares outstanding	—	158,203,932	—
Post-RTO weighted-average shares outstanding	—	307,177,442	—
Weighted-average shares outstanding – diluted	331,409,315	290,443,432	270,719,280

Net Income (Loss) per share - basic	$(0.81)	$(0.20)	$0.15
Net Income (Loss) per share - diluted	$(0.81)	$(0.20)	$0.14
Potentially dilutive securities for the year-ended December 31, 2022 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. NOTES RECEIVABLE
As of December 31, 2021, notes receivable consisted of two secured promissory notes:
The first note, dated August 13, 2020, was with a third party in the original principal amount of $180. The note accrued interest at 8% per annum and had an original maturity date of February 13, 2021, which was subsequently extended by the Company. As of December 31, 2021, the Company has received principal payments of $56 and the note had an outstanding principal of $124 plus accrued interest of $7. During the quarter ended March 31, 2022, the Company settled the outstanding note receivable balance as part of the Greengate transaction (see Note 10 - Transactions).
The second note, dated March 24, 2021, was with a third party in the original principal amount of $147. The note accrued interest at 8% per annum and had an original maturity date of September 24, 2021, which was subsequently extended to March 24, 2022. During the quarter ended March 31, 2022, the Company settled the outstanding note receivable balance as part of the Greengate transaction (see Note 10 - Transactions).

As of December 31, 2022, the Company had no outstanding notes receivable.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS
(a)Merger Agreement
On November 6, 2020, Verano Holdings LLC entered into an agreement and plan of merger with the AME Parties, pursuant to which the Company, as the assignee of all of Verano Holdings LLC’s rights and obligations thereunder, would acquire the AME Parties and their subsidiaries and ownership and control interests (the “AME Group”) via a series of merger transactions (the “AME Mergers”). The AME Mergers were contingent upon, and were to close contemporaneously with the RTO, resulting in the creation of the Company as a Canadian publicly-traded parent company of Verano Holdings LLC, the AME Parties and their respective subsidiaries.
The RTO and AME Mergers closed on February 11, 2021 and resulted in the AME Group becoming wholly-owned subsidiaries of the Company. The members of the AME Parties, through the RTO and AME Mergers, exchanged their membership interests in the AME Parties for 18,092,988 Subordinate Voting Shares and 470,984 Proportionate Voting Shares valued at approximately $651,914, plus cash consideration of $35,000. The shares issued were assigned a value of $102 per Subordinate Voting Share and with the Proportionate Voting Shares valued on an as converted to Subordinate Voting Share basis. The share price is equivalent to the arm’s-length RTO Financing transaction of the Subscription Receipts of $10 per share. The share consideration and cash consideration of $20,000 was paid at the closing of the AME mergers, $10,000 of the cash consideration was paid on August 11, 2021, and the remaining $5,000 of the cash consideration was paid in the first quarter of 2022. As of December 31, 2022, the total consideration had been paid in full.

The Company accounted for the transactions as a business combination in accordance with ASC Topic 805, Business Combinations. The following table summarizes the purchase price allocation of the transactions:

	AltMed Florida	AltMed Arizona	Total

Cash	$5,446	$507	$5,953
Accounts receivable, net	60	498	558
Inventory	83,205	5,827	89,032
Prepaids and other current assets	833	1,989	2,822
Property, plant and equipment, net	73,386	9,751	83,137
Right-of-use asset, net	9,651	—	9,651
Other assets	1,001	—	1,001
Accounts payable and accrued liabilities	(8,935)	(2,576)	(11,511)
Debt	(3,579)	(3,343)	(6,922)
Deferred taxes	(122,349)	(37,290)	(159,639)
Lease liabilities	(9,651)	—	(9,651)

Total identifiable net assets (liabilities)	29,068	(24,637)	4,431
Intangible assets	497,567	184,588	682,155

Net assets	$526,635	$159,951	$686,586

2 Such amount not in thousands

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
During the year ended December 31, 2022, the Company identified an error in its calculation of the technology intangible asset value related to the AltMed acquisition. A correction to the value of the technology intangible asset resulted in an out-of-period increase to the carrying value of goodwill equal to $3,801, a decrease to the carrying value of the technology intangible asset of $5,172 and a decrease of $1,371 to deferred taxes.

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

	AltMed Florida	AltMed Arizona	Total

License	$319,928	$130,670	$450,598
Tradename	36,278	8,980	45,258
Intellectual Property and Technology	5,431	885	6,316

Total intangible assets	361,637	140,535	502,172

Goodwill (residual purchase price)	13,581	6,763	20,344
Goodwill (deferred taxes) (a)	122,349	37,290	159,639

Total goodwill	$135,930	$44,053	$179,983
(a) Goodwill recognized related to deferred taxes associated with assets acquired that have no tax basis.

Selected line items from the Company’s audited consolidated statements of operations for the twelve months ended December 31, 2021, adjusted as if the acquisition of AltMed, deemed to be the only acquisition with material operations in the period, had occurred on January 1, 2021, are presented below:

	Consolidated Results	AltMed Pre-acquisition	Pro-forma Results

Revenues, net of discounts	737,850	22,402	760,252
Net income (loss)	(57,507)	10,933	(46,574)
(b)Business Combinations
The Company has determined that the acquisitions described below are business combinations under ASC Topic 805, Business Combinations. Acquisitions that are determined to be the acquisition of a business are accounted for by applying the acquisition method, whereby the assets acquired, and the liabilities assumed are recorded at their fair values at the date of acquisition with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results for the companies acquired have been included in these audited consolidated financial statements from the date of the acquisition. Any goodwill recognized is attributed based on reporting units. Please refer to the end of this section (b) for the revenue and net income (loss) since the acquisition date included in the Consolidated Statement of Operations and pro forma revenue and earnings.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
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
Total consideration included cash of $7,448, forgiveness of other receivables of $2,894, and equity consideration of 1,403,067 Subordinate Voting Shares valued at $13,221 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, all of which was paid at the closing of the transaction. As of December 31, 2022, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $11,916. The residual purchase price of $8,767 was recognized as goodwill. During the second quarter of 2022, the Company recorded a prospective adjustment that resulted in an increase of $857 to goodwill related to a decrease of $476 to cash and cash equivalents, a decrease of $248 to inventory and a decrease of $133 to other current assets. During the fourth quarter, the Company recognized a decrease of $1,365 to the intangible license value offset by a corresponding $1,365 increase to goodwill.
The Company's Consolidated Statements of Operations includes net revenue of $13,505 and net income of $1,667 related to the acquired operations of Greengate for the year ended December 31, 2022.

WSCC, Inc.
On July 6, 2021, Verano entered into a merger agreement to acquire 100% of the equity interests of WSCC, Inc (“Sierra Well”). Sierra Well holds cannabis licenses that allow it to cultivate, produce and sell medical and recreational cannabis products in the state of Nevada, including sales through its retail dispensaries located in Carson City and Reno. The transaction closed on September 7, 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
Total consideration included cash of $6,085, of which $5,773 was paid at closing, $280 was to be paid upon settlement of purchase price adjustments and $32 is to be paid upon delivery of a letter of transmittal from one former shareholder. The transaction also included equity consideration of 1,536,685 Subordinate Voting Shares valued at $9,742 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, of which $7,663 or 1,208,745 Subordinate Voting Shares were issued at the closing of the transaction, $66 or 10,440 Subordinate Voting Shares will be issued upon the delivery of a letter of transmittal from one former shareholder, and $2,013 or 317,500 Subordinate Voting Shares were held back to secure indemnity claims, the balance of which will be paid 18 months subsequent to the closing of the transaction. The 10,440 Subordinate Voting Shares due to a former shareholder and 317,500 Subordinate Voting Shares held back to secure indemnity claims met equity classification at closing in accordance with ASC 815. As of December 31, 2022, the present value of unpaid deferred consideration of $32 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.

The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis licenses acquired at a fair value of $7,604. The residual purchase price of $2,514 was recognized as goodwill. The Company also recognized an additional $1,596 to goodwill related to the deferred tax liability associated with the acquired cannabis licenses. During the fourth quarter of 2022, the Company recognized a decrease of $181 to goodwill related to an increase of $99 to accrued liabilities and finalizing the purchase price adjustment in which the Company did not have to pay the $280 cash held back at closing. The Company also recognized a decrease of $660 to the intangible license value offset by a decrease of $139 to deferred taxes and an increase of $521 to goodwill. The Company recognized a $5,739 long term indemnified asset measured using the same assumptions used to identify a $5,739 uncertain tax position, which is fully indemnifiable as outlined in the merger agreement. The amount was increased by $3,324 in the fourth quarter of 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
The Company's Consolidated Statements of Operations includes net revenue of $4,545 and net loss of $1,488 related to the acquired operations of Sierra Well for the year ended December 31, 2022.

The following table summarizes the provisional accounting estimates of the two acquisitions that occurred during the twelve months ended December 31, 2022:

	Greengate	Sierra Well

Cash and Cash Equivalents	$1,839	$130
Inventory	773	2,554
Prepaid & Other Current Assets	191	149
Deposits and Other Non-current Assets	45	5,776
Property, Plant and Equipment, net	1,673	4,477
Right of Use Assets, net	1,836	286
Accounts Payable and Accrued Liabilities	(1,569)	(1,917)
Deferred Taxes	—	(1,596)
Other Liabilities	(72)	(5,740)
Lease Liabilities	(1,836)	(286)

Total Identifiable Net Assets (Liabilities)	2,880	3,833
Total Intangible Assets	20,683	11,714

Net Assets	$23,563	$15,547
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
Pro forma net revenues and net loss for the twelve months ended December 31, 2022 are $892,128 and $268,199, respectively. Please refer to the end of this section (b) for the pro forma revenue and earnings as if the transactions had occurred on January 1, 2021.

2021 Business Combinations

Glass City Alternatives, LLC
On September 20, 2020, the Company entered into an agreement to acquire all of the ownership interest of Glass City Alternatives, LLC (“Soothe”) which operates a dispensary located in Ohio. The transaction closed on January 7, 2021.
The total cash consideration was $2,700 plus a post-closing $329 purchase price adjustment. The Company issued $500 in Subordinate Voting Shares based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. As of December 31, 2022, the total consideration had been paid in full.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
Perpetual Healthcare Inc.
On February 25, 2021, the Company entered into an agreement to purchase control of Perpetual Healthcare Inc. (“Emerald”), which was a non-profit company at such time. Emerald operates a cannabis dispensary in Arizona. The Company, through a management service agreement (“MSA”) and control of the board of directors, obtained control of Emerald’s dispensary operations and license. The transaction became effective on March 10, 2021, and the Company consolidated Emerald through the Voting Interest Model (“VOE”) in accordance with ASC Topic 810, Consolidations (“ASC 810”). On April 27, 2022, Emerald was converted to a for-profit entity, wholly-owned and fully consolidated by the Company, and the MSA was terminated in connection therewith.
Total consideration included cash consideration of $11,250 plus a post-closing $326 purchase price adjustment and, 541,994 Subordinate Voting Shares valued at approximately $10,002 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. The remaining obligation was settled in May 2021, through the issuance of 350,644 Subordinate Voting Shares valued at approximately $6,992 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the share issuance. As of December 31, 2022, the total consideration had been paid in full.
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
The Herbal Care Center Inc.
On February 24, 2021, the Company entered into an equity purchase agreement to acquire all equity interest in EINJO, L.P. and SPSLE, Corp. to become the sole owner of The Herbal Care Center, Inc. (“THCC”), which holds licenses for two dispensaries in Illinois. The Company, through an MSA, obtained control of THCC’s operations and cannabis license. The transaction became effective on March 17, 2021, and the Company consolidated THCC through the Variable Interest Model (“VIE”) in accordance with ASC 810. On May 11, 2022, the Company consummated the acquisition of The Herbal Care Center and terminated the MSA in connection therewith and the entity became wholly-owned and fully consolidated by the Company.
Total consideration included cash consideration of $18,750, plus a $2,107 purchase price adjustment, of which $10,000 was paid upon entering into the MSA. The total consideration also included 90,464 Subordinate Voting Shares and 9,625 Proportionate Voting Shares valued at approximately $22,778 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. As of December 31, 2022, the total consideration had been paid in full.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
Patient Alternative Relief Center, Inc.
On March 22, 2021, the Company entered into an agreement with Flower Launch LLC, to acquire the rights to manage Patient Alternative Relief Center, Inc. (“Local Joint”), which was a non-profit company at such time. Local Joint operates a retail dispensary in Arizona. The Company, through a MSA and control of the board of directors, obtained control of Local Joint’s operations and its cannabis license. The transaction became effective on March 30, 2021, and the Company consolidated Local Joint through the VOE in accordance with ASC 810. On April 27, 2022, Local Joint was converted to a for-profit entity, wholly-owned and fully consolidated by the Company, and the MSA was terminated in connection therewith.
Total consideration included cash consideration of $13,500, with $10,000 paid on the closing date and $3,500 paid in July 2021, plus 179,767 Subordinate Voting Shares valued at approximately $3,031 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of December 31, 2022, the total consideration had been paid in full.
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
BISHCO LLC
On February 23, 2021, the Company entered into a merger agreement to acquire BISHCO LLC (“Territory”), which held the rights to manage three non-profit entities in Arizona through MSAs. The non-profit entities, AZGM3, Inc., Vending Logistics, LLC, and The Medicine Room, LLC, each hold an Arizona marijuana license. The agreement provided that executives of the Company were appointed as the sole members of the boards of directors that govern each non-profit entity. Through the acquisition of Territory and its MSAs, as well as the Company’s executives' appointment to the boards of directors of the non-profit entities, the Company obtained control of the non-profit entities’ operations and their respective licenses. The transaction became effective on April 8, 2021, and the Company consolidated the non-profit entities through the VOE in accordance with ASC 810. On April 26 and 27, 2022, the three non-profit entities were converted to for-profit entities, wholly-owned and fully consolidated by the Company, and the MSAs were terminated.
Total consideration included $18,699 of cash paid upon closing, plus a $1,036 purchase price adjustment, 997,453 Subordinate Voting Shares and 29,924 Proportionate Voting Shares valued at approximately $78,916 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. An additional $12,750 was paid in cash in April 2022 and the remaining $12,750 is payable in Subordinate Voting Shares or cash at the election of the recipient, due on March 31, 2023. As of December 31, 2022, the present value of unpaid deferred consideration of $12,157 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
Total consideration included cash consideration of $64,316, plus a $1,993 purchase price adjustment, of which $18,809 was paid at closing and the remaining $47,500 was paid over the first six months after closing. The transaction also included consideration of 1,506,750 Subordinate Voting Shares and 15,067 Proportionate Voting Shares valued at approximately $59,732 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. As of December 31, 2022, the total consideration had been paid in full.
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
The Healing Center, LLC
On March 29, 2021, the Company entered into an agreement to acquire three active dispensaries in Pennsylvania by purchasing all the issued and outstanding equity interests of The Healing Center, LLC (“The Healing Center”). The transaction closed on May 14, 2021. At the time the transaction closed, The Healing Center leased the real estate where the dispensaries are located from three separate real estate entities (collectively referred to as “THC Real Estate”). On September 3, 2021, the Company acquired the THC Real Estate for an aggregate cash purchase price of $12,225, which was paid in full at closing. The acquisitions were accounted for as a single business combination in accordance with ASC Topic 805, Business Combinations.
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

The transaction also included $18,925 of contingent consideration that was to be settled through an even allocation of shares and cash. The Company recognized gains of $4,603 and $4,158 on the decrease in contingent consideration, which was included in the Other Income (Loss) line of the Company’s Consolidated Statement of Operations for the years ended December 31, 2021 and 2022, respectively. To satisfy the contingent consideration, the Company paid $7,116 in cash during the first quarter of 2022 and in the third quarter of 2022, the Company issued 618,291 fully vested restricted stock units entitling the holders thereof to one Subordinate Voting Share in respect of each restricted stock unit, valued at approximately $3,048 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the grant date. As of December 31, 2022, the total consideration had been paid in full.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
The consideration included cash consideration of $12,984, subject to a purchase price adjustment of $29, and 488,861 Subordinate Voting Shares value at approximately $7,814 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of December 31, 2022, the total consideration had been paid in full.
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
The total consideration included cash consideration of $78,848, plus a $678 purchase price adjustment, of which $43,713 was paid at closing and the remaining $35,813 was paid three months after closing. In addition, the total consideration included the issuance of 3,208,035 Subordinate Voting Shares valued at approximately $50,994 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, and $33,971 of contingent consideration. During the first quarter of 2022, the Company paid $31,500 of contingent consideration in cash. The remaining contingent consideration was satisfied by the issuances of additional Subordinate Voting Shares for six-month and 12-month share price protection, which was assigned an aggregate initial fair value of $2,483 using Monte Carlo simulation models. The fair value of the contingent consideration was remeasured on a quarterly basis with any changes in the fair value being recognized in the Other Income (Loss) line of the Company’s Consolidated Statement of Operations. During the first quarter of 2022, the Company issued an additional 82,731 Subordinate Voting Shares valued at approximately $952 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the six-month contingency. During the third quarter of 2022, the Company issued an additional 594,736 Subordinate Voting Shares valued at approximately $3,311 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the 12-month contingency. The Company recognized a $2,147 loss for the increase in the fair value of contingent consideration, which was included in the Other Income (Loss) line of the Consolidated Statement of Operations for the year ended December 31, 2022. As of December 31, 2022, the total consideration had been paid in full.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
Consideration included cash consideration of $10,473 paid upon closing plus 3,240,436 Subordinate Voting Shares valued at approximately $51,509 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction and $42,493 of contingent consideration. The contingent consideration was related to earnouts and six-month and 12-month share price protection that was assigned an initial fair value of $2,508 using Monte Carlo simulation models. The fair value of the contingent consideration was remeasured on a quarterly basis with any changes in the fair value being recognized in the Other Income (Loss) line of the Consolidated Statement of Operations.

During the first quarter of 2022, the Company paid $3,000 in cash and made two consideration payments in Subordinate Voting Shares. First, the Company issued 1,215,035 Subordinate Voting Shares valued at approximately $15,592 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. Second, the Company issued 83,566 Subordinate Voting Shares valued at approximately $962 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the six-month contingency. During the third quarter of 2022, the Company issued 600,743 Subordinate Voting Shares valued at approximately $3,345 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the 12-month contingency. During the fourth quarter of 2022, the Company issued 1,503,549 Subordinate Voting Shares valued at approximately $7,487 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. The Company recognized a $6,998 loss for the increase in the fair value of contingent consideration, which was included in the Other Income (Loss) line of the Consolidated Statement of Operations for the year ended December 31, 2022.

During the fourth quarter of 2022, the Company agreed to enter into a note payable to pay the remaining $12,500 of contingent consideration over equal installments in 2023 and as such the amount due was reclassified from Acquisition Consideration Payable to Current Portion of Debt balance on the Company’s Consolidated Balance Sheet as of December 31, 2022.
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
Total consideration included cash of $14,913, subject to a purchase price adjustment of $14, and 727,934 Subordinate Voting Shares valued at approximately $8,163 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. As of December 31, 2022, the total consideration had been paid in full.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
The total consideration included cash of $12,331, a purchase price adjustment of $56 paid in the second quarter of 2022 and $12,000 payable in Subordinate Voting Shares payable over 12 months. Additionally, the purchase agreement included $2,000 of contingent consideration to be paid in Subordinate Voting Shares. In the second quarter of 2022, the Company issued 808,258 Subordinate Voting Shares valued at approximately $5,540 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. In the third quarter of 2022, the Company issued 505,613 Subordinate Voting Shares valued at approximately $2,614 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. In the fourth quarter of 2022, the Company issued 619,963 Subordinate Voting Shares valued at approximately $1,734 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. The Company recognized a $2,112 gain on the share issuances made in 2022, which was included in the Other Income (Loss) line of the Consolidated Statement of Operations for the year ended December 31, 2022. As of December 31, 2022, the present value of unpaid deferred consideration of $2,000 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.
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
Connecticut Pharmaceutical Solutions, Inc.
On November 10, 2021, the Company entered into a merger agreement to acquire all the issued and outstanding equity interests in Connecticut Pharmaceutical Solutions, Inc., which indirectly held a medical marijuana producer license in Connecticut. The transaction closed on December 28, 2021.
Total consideration included cash payment of $6,402 and issuance of 8,145,142 Subordinate Voting Shares, valued at approximately $98,538 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. Additionally, at closing there were 73,130 Subordinate Voting Shares held back to secure purchase price adjustment obligations, and 1,128,441 Subordinate Voting Shares held back to secure indemnification obligations, for a collective total of 1,201,572 Subordinate Voting Shares held back, which were collectively valued at approximately $14,483 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction. Of the 1,201,572 Subordinate Voting Shares held back, the Company retained 210,790 Subordinate Voting Shares as a result of a purchase price adjustment and the Company issued the remaining 990,782 Subordinate Voting Shares in December 2022. The agreement also included consideration of 1,625,546 Subordinate Voting Shares, valued at $19,622 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance, and payable upon the first sale of adult-use cannabis in the state of Connecticut, which were issued in January 2023. Both deferred share issuances met equity classification at closing in accordance with ASC 815.
Additionally, contingent consideration related to 2021 financial performance metrics was settled in June 2022 through the issuance of 2,115,438 Subordinate Voting Shares valued at approximately $17,683 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. The Company recognized a $7,023 gain on the share issuance for the year ended December 31, 2022. As of December 31, 2022, other than as set forth above, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license and trade name acquired at a fair value of $116,063 and $8,829, respectively. The residual purchase price of $4,560 was recognized to goodwill. The Company also recognized $36,267 as goodwill related to the deferred tax liability. During the year ended December 31, 2022, the Company recorded measurement period adjustments that resulted in a decrease of $2,745 to goodwill for changes to inventory, income taxes, deferred tax liabilities and accrued payables.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
Acquiree's Financial Information and Pro Forma Information
The following table summarizes the net revenue and net loss since the acquisition date included in the Consolidated Statement of Operations for the AME Merger and the other acquisitions that closed during 2021 and 2022 for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Verano Holdings	AME Merger	Other Acquisitions	Total

Revenues, net	$409,708	$237,613	$232,091	$879,412
Net Loss	(86,250)	(46,454)	(136,460)	(269,164)
The following table summarizes the net revenue and net income (loss) since the acquisition date included in the Consolidated Statement of Operations for the AME Merger and the other acquisitions that closed during 2021 for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Revenues, net	$375,225	$203,895	$158,730	$737,850
Net Income (loss)	(59,759)	7,398	(5,146)	(57,507)

The following table summarizes the unaudited pro forma information of the combined results of operations for the year ended December 31, 2021 of the AME Merger and other acquisition transactions that closed during 2021 and 2022 as if they occurred as of January 1, 2021. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operation results.

	Year Ended December 31, 2021
	Verano Holdings	AME Merger	Other Acquisitions	Total

Pro forma revenues, net	$375,225	$226,297	$344,092	$945,614
Pro forma net income (loss)	(59,759)	18,331	34,451	(6,977)
Pro forma adjustments
(a) intangible amortization	—	32,798	30,171	62,969
(b) inventory step up	—	71,538	9,450	80,988
Total pro forma adjustments	—	104,336	39,621	143,957
Total pro forma net income (loss)	$(59,759)	$122,667	$74,072	$136,980
(a)Includes removal of post combination amortization expense recognized on intangible assets acquired. These costs were recorded in the cost of goods sold and the depreciation and amortization line of operating expenses section within the Consolidated Statements of Operations.
(b)Includes removal of post combination inventory step up that was recognized as an increase to cost of goods sold within the Consolidated Statements of Operations.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
The following table summarizes the purchase price allocation of the acquisitions that occurred during the first quarter of the year ended December 31, 2021:

	Soothe (Glass City)	Emerald (Perpetual Healthcare)	THCC	Local Joint	Total

Cash and cash equivalents	$178	$478	$2,168	$540	$3,364
Accounts receivable, net	—	—	2,000	—	2,000
Notes Receivable	—	—	—	398	398
Inventory	58	422	1,435	219	2,134
Prepaid & other current assets	50	43	109	—	202
Property, plant and equipment, net	502	135	1,642	451	2,730
Right-of-use asset, net	63	215	936	2,480	3,694
Accounts payable and accrued liabilities	(17)	(200)	(3,307)	(216)	(3,740)
Deferred income tax	—	(6,548)	(11,914)	—	(18,462)
Lease liabilities	(63)	(215)	(936)	(2,480)	(3,694)

Total identifiable net assets (liabilities)	771	(5,670)	(7,867)	1,392	(11,374)
Total Intangible assets	2,721	33,387	51,304	16,095	103,507

Net Assets	$3,492	$27,717	$43,437	$17,487	$92,133
The following table summarizes the purchase price allocation of the acquisitions that occurred during the second quarter of the year ended December 31, 2021:

	BISHCO ("Territory")	TerraVida Holistic Centers	The Healing Center	Total

Cash and cash equivalents	$1,809	$3,222	$3,516	$8,547
Accounts receivable, net	231	—	—	231
Inventory	7,162	4,091	3,088	14,341
Prepaid & other current assets	1,127	692	810	2,629
Deposits & other non-current assets	8	75	—	83
Property, plant and equipment, net	7,872	2,612	11,412	21,896
Right-of-use asset, net	129	2,122	—	2,251
Accounts payable and accrued liabilities	(2,770)	(1,635)	(2,569)	(6,974)
Other liabilities	(1,188)	—	(12,245)	(13,433)
Deferred income tax	(23,598)	—	—	(23,598)
Lease liabilities	(129)	(2,122)	—	(2,251)

Total identifiable net assets (liabilities)	(9,347)	9,057	4,012	3,722
Total Intangible assets	126,120	116,053	133,804	375,977

Net Assets	$116,773	$125,110	$137,816	$379,699

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
The following table summarizes the purchase price allocation of the acquisitions that occurred during the third quarter of the year ended December 31, 2021:

	Mad River Remedies	Agronomed Biologics	Agri Kind & Agronomed Holdings Inc	Total

Cash and cash equivalents	$755	$2,300	$2,024	$5,079
Accounts receivable, net	262	—	560	822
Inventory	396	623	4,188	5,207
Prepaid & other current assets	85	273	653	1,011
Deposits & other non-current assets	—	40	—	40
Property, plant and equipment, net	589	5,844	35,965	42,398
Right-of-use asset, net	125	2,715	—	2,840
Accounts payable and accrued liabilities	(478)	(1,126)	(1,852)	(3,456)
Other liabilities	—	(2,788)	(14,730)	(17,518)
Deferred income tax	—	(29,913)	—	(29,913)
Lease liabilities	(125)	(2,715)	—	(2,840)

Total identifiable net assets (liabilities)	1,609	(24,747)	26,808	3,670
Total Intangible assets	19,218	129,222	137,678	286,118

Net Assets	$20,827	$104,475	$164,486	$289,788
The following table summarizes the purchase price allocation of the acquisitions that occurred during the fourth quarter of the year ended December 31, 2021:

	Willow Brook	Caring Nature	CT Pharma	Total

Cash and cash equivalents	$443	$251	$2,793	$3,487
Accounts receivable, net	—	—	1,314	1,314
Inventory	243	155	10,294	10,692
Prepaid & other current assets	92	41	1,036	1,169
Deposits & other non-current assets	3	—	—	3
Property, plant and equipment, net	282	91	24,380	24,753
Right-of-use asset, net	54	133	—	187
Accounts payable and accrued liabilities	(99)	(11)	(2,395)	(2,505)
Other liabilities	—	—	(3,122)	(3,122)
Deferred income tax	—	(7,123)	(36,267)	(43,390)
Lease liabilities	(54)	(133)	—	(187)

Total identifiable net assets (liabilities)	964	(6,596)	(1,967)	(7,599)
Total Intangible assets	21,705	32,878	165,719	220,302

Net Assets	$22,669	$26,282	$163,752	$212,703

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
(d)Asset Acquisitions
2021 Asset Acquisitions
NSE Holdings, LLC
On February 24, 2021, a subsidiary of the Company entered into an agreement pursuant to which it acquired all the equity interests of NSE Holdings, LLC (“NSE”), which holds one dispensary permit in Pennsylvania that gives NSE the ability to open three dispensaries. The transaction closed on March 9, 2021. The Company paid cash consideration of $7,350 upon closing and issued 666,587 Subordinate Voting Shares and 6,665 Proportionate Voting Shares valued at approximately $25,160 based upon the fair value of the Subordinate Voting Shares and the Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. Consideration also included contingent consideration of $22,514, which fluctuated based upon financial performance metrics of NSE Holdings. The Company recognized a $10,906 decrease in contingent consideration, which was included in the Other Income (Expense) line of the Consolidated Statement of Operations for the years ended December 31, 2021 and December 31, 2022, respectively. As of December 31, 2022, the present value of unpaid deferred consideration of $3,466 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.
The Company analyzed the transaction and accounted for the transaction as an asset acquisition in accordance with ASC Topic 805, Business Combinations. The Company capitalized licenses in the amount of $55,016. As of December 31, 2022, the present value of unpaid deferred consideration is $3,466 and included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet. The unpaid consideration relates to earnouts that are expected to be settled in share issuances of Subordinate Voting Shares.
Ohio Grown Therapies, LLC
On June 30, 2021, the Company exercised and closed on its option to acquire an Ohio dispensary license from Ohio Grown Therapies, LLC, which was granted pursuant to an option purchase agreement entered into on January 14, 2019. The exercise and closing had no impact on operations as the Company already exerted control over the dispensary through a consulting agreement entered into in 2019. The Company capitalized the license in the amount of $760 added to the Intangible Assets, net value included on the Company’s Consolidated Balance Sheets. As of December 31, 2022, the total consideration had been paid in full.

(d)Dispositions
Canna Cuzzos, LLC
Canna Cuzzos, LLC (“Canna Cuzzos”) is a medical marijuana licensee for a retail dispensary in Waldorf, Maryland. In 2017, a subsidiary of the Company entered into a management services agreement with Canna Cuzzos and provided operating and other services for Canna Cuzzos’ dispensary. In 2018, Verano LLC acquired options to purchase all the ownership interests of a Maryland limited liability company (the “LLC”), which held a 40% ownership interest in the sole owner of Canna Cuzzos, resulting in such options being exercisable for an indirect 40% ownership interest in Canna Cuzzos. On January 31, 2022, all of the ownership interests of the sole owner of Canna Cuzzos were sold to a third party for a cash purchase price of $5,000, subject to adjustment based on working capital levels and outstanding liabilities. Upon consummation of the sale, the management services agreement with Canna Cuzzos was terminated. Prior to the sale being consummated, Verano LLC consented to the sale, amended the options to receive an assignment of the LLC’s sale proceeds thereunder and agreed to provide the LLC administrative services in connection with the sale transaction. Prior to the sale of its parent company, Canna Cuzzos was consolidated with the Company through the Variable Interest Model (“VIE”) in accordance with ASC 810. The assignment of the LLC’s sale proceeds resulted in a gain to the Company of $1,701 for the year ended December 31, 2022 and is classified as a component of Other Income (Expense) in the Consolidated Statement of Operations.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. TRANSACTIONS (Continued)
ILDISP, LLC
On March 30, 2016, Verano entered into a joint venture agreement to acquire 50% of ILDISP, LLC (“ILDISP”). NH Medicinal Dispensaries, LLC, a wholly owned subsidiary of ILDISP, is the holder of two marijuana licenses which allows it to operate two retail dispensaries in Illinois: the Clinic Effingham dispensary (“TCE”) and the Charleston dispensary. The Company had an agreement in place with its joint venture partner to allocate the operational management of Charleston to Verano and TCE to the joint venture partner. As such, the Company had a controlling interest in Charleston and consolidated the entity through the VIE model in accordance with ASC 810. TCE was treated as an equity method investment in accordance with ASC Topic 323, Investments.
On March 1, 2022, the Company sold its 50% ownership interest in ILDISP to the joint venture partner for $22,393 subject to certain adjustments. The sale resulted in gains of $7,857 and $14,099 for Charleston and TCE, respectively. During the second quarter of 2022, the Company paid $244 in cash as a result of a downward purchase price adjustment and decreased the initial gain recognized by $73 and $171 for Charleston and TCE, respectively. During the third quarter of 2022, the Company received $250 of cash due to the release of the cash indemnity hold back and increased the gain recognized by $75 and $175 for Charleston and TCE, respectively. The adjustments were reflected in Other Income (Expense) in the Consolidated Statement of Operations, resulting in year-to-date gains of $7,859 and $14,103 for Charleston and TCE, respectively, for the year ended December 31, 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. DEBT
As of December 31, 2022 and December 31, 2021, debt consisted of the following:

	December 31, 2022	December 31, 2021

Credit Facility	$350,000	$250,000
Secured Promissory Notes	36,805	6,663
Mortgage Loans	44,985	38,856
Vehicle and Equipment Loans	1,824	1,951
Unamortized debt issuance costs	(20,610)	(7,545)

Total debt	$413,004	$289,925

Less: current portion of debt	24,464	13,771

Total long-term debt, net	$388,540	$276,154
Credit Facility
On July 2, 2020, the Company and certain subsidiaries and affiliates (collectively, the “Credit Parties”) entered into a Credit Agreement with Chicago Atlantic GIC Advisers, LLC (“Chicago Atlantic”) as administrative and collateral agent for an initial senior secured term loan of $20,000 funded by various third-parties and an incremental senior secured loan of $10,000. Such loans bore interest at 15.25% per annum and had an original maturity date of June 30, 2022. The Company incurred $1,068 of debt issuance costs, which were paid net of loan proceeds and are amortized over the stated term of the debt instrument.
On May 10, 2021, the Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”), and the Company borrowed an additional senior secured $100,000 term loan at an annual interest rate of 9.75%, which increased the Company’s total term loans outstanding under the Amended and Restated Credit Agreement to $130,000. The $100,000 loan was funded by various third-parties and was set to mature on May 30, 2023, and in accordance with ASC Topic 470, Debt, was accounted for as a new credit facility. In addition, the Amended and Restated Credit Agreement extended the maturity date of the original $30,000 existing term loan from June 30, 2022 to May 30, 2023, which qualified as a debt modification pursuant to ASC Topic 470, Debt. The original credit facility under the Credit Agreement had $644 of unamortized debt issuance costs at the time the Amended and Restated Credit Agreement was entered into and was amortized through May 30, 2023. The Company incurred $5,132 in issuance costs and debt discounts on the Amended and Restated Credit Agreement, which were paid net of proceeds in May 2021 and are amortized over the stated term of the debt instrument.
On October 20, 2021, the Credit Parties entered into a third amendment to the Amended and Restated Credit Agreement, pursuant to which an additional senior secured $120,000 term loan was funded by third-parties resulting in $250,000 of total term loans funded and outstanding under the Amended and Restated Credit Agreement, as amended. The $120,000 term loan bore interest of 8.50% per annum and was set to mature on April 28, 2023. In addition, the amendment included an option for the Company to request an incremental $100,000 loan no later than July 2022 with 8.50% interest per annum, subject to restrictions and limitations. In accordance with ASC Topic 470, Debt, the $120,000 loan wsas accounted for as a new credit facility. The Company incurred debt issuance costs of $3,679, which were paid net of proceeds in October 2021 and are amortized over the life of the debt instrument.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. DEBT (Continued)
On March 1, 2022, the Credit Parties entered into a fourth amendment to the Amended and Restated Credit Agreement. The fourth amendment provided an additional senior secured $100,000 term loan which was set to mature on August 28, 2023 with an annual interest rate of 8.50%, resulting in an aggregate of $350,000 in term loans outstanding under the Amended and Restated Credit Agreement. As of December 31, 2022, the Amended and Restated Credit Agreement, as amended, contains financial covenants requiring the Company to maintain on a consolidated basis (i) a minimum liquidity balance to average no less than $20,000 during each fiscal quarter and at least $25,000 as of the last day of such fiscal quarter; (ii) a minimum consolidated EBITDA for each fiscal quarter of no less than $20,000; and (iii) a fixed charge coverage ratio of no less than 1.5:1.0 measured at the end of each fiscal quarter.

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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. DEBT (Continued)
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

As of December 31, 2022, the Company was in compliance with such covenants.

George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalty and fees are immaterial.

Mortgages

On June 29, 2022, the Company entered into a real estate loan with a community bank to borrow a principal amount of $18,000 secured by real estate and improvements thereon in Branchburg, New Jersey. The mortgage bears an interest rate of 4% and matures in July 2047.

On July 17, 2021, the Company assumed a loan with 100 Mile Fund, LLC for a principal amount of $13,000 as part of the acquisition of Agronomed Holdings, Inc. Interest only payments of 13% per annum were due monthly and the loan was secured by first-priority blanket liens on the property, assets, and ownership interests of Agri-Kind and Agronomed Holdings Inc. All obligations under the term loan were paid in full in July 2022 and the note was cancelled and is no longer outstanding.
Vehicle and Equipment Loans

The Company had an equipment loan with Sweet Leaf Capital which was paid in monthly installments with an implicit interest rate and a maturity date in January 2022. This loan has been paid in full and is no longer outstanding as of December 31, 2022.

The Company has two equipment loans with Constellation NewEnergy, Inc. that is paid in monthly installments with an implicit interest rate and matures in May 2025.

The Company has purchase money loans with Ford Motor Credit and Toyota Commercial Financing that mature through 2026 and interest rates ranging from 5.5% to 10% per annum and are secured by the acquired vehicles.

Other
In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan pays interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction.

During the fourth quarter of 2022, the Company agreed to enter into a debt note, payable to the initial $12,500 of contingent consideration, in connection with the Agronomed acquisition, over equal installments in 2023 and as such the amount due was reclassified from Acquisition Consideration Payable to Current Portion of Debt balance on the Company’s Consolidated Balance Sheet as of December 31, 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. DEBT (Continued)
As of December 31, 2021 the Company issued promissory notes to accredited investors in the original principal amount of $3,670 with simple annual interest of 10% per annum. The notes were an accumulation of seven notes to finance construction of cultivation facilities in Florida and Arizona, and matured in June 2022. There was one related party that accounted for $150 of the outstanding principal amount as of December 31, 2021. As of December 31, 2022, these promissory notes were repaid in full.

Stated maturities of debt obligations are as follows:

	Principal Payments	Unamortized Debt Issuance Costs	Total Notes Payable
2023	$29,163	$4,699	$24,464
2024	27,140	5,055	22,085
2025	6,875	5,486	1,389
2026	341,612	5,197	336,415
2027	4,803	8	4,795
Thereafter	24,021	165	23,856

Total	$433,614	$20,610	$413,004

12. SHARE CAPITAL
Subordinate Voting Shares and Proportionate Voting Shares are classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC Topic 740, Income Taxes.
(a)Issued and Outstanding
As of December 31, 2022, the Company had 326,601,066 Subordinate Voting Shares and 133,823 Proportionate Voting Shares issued and outstanding. Converting the Proportionate Voting Shares to Subordinate Voting Shares on the basis of 100 Subordinate Voting Shares for one Proportionate Voting Shares, results in a total of 339,983,374 Subordinate Voting Shares issued and outstanding as of such date. The Company has the following two classes of share capital, with each class having no par value:
(i)Subordinate Voting Shares
The holders of the Subordinate Voting Shares are entitled to receive dividends issued by the Company and one vote per share at shareholder meetings of the Company. All Subordinate Voting Shares are ranked equally regarding the Company’s residual assets. The Company is authorized to issue an unlimited number of Subordinate Voting Shares.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12. SHARE CAPITAL (Continued)
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
During the year ended December 31, 2022, the shareholders of the Company converted Proportionate Voting Shares to Subordinate Voting Shares for an impact of conversion of 177,212 Proportionate Voting Shares into 17,721,188 Subordinate Voting Shares.
(b)Stock-Based Compensation

In February 2021, the Company established the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), which provides for stock-based remuneration for its eligible directors, officers, employees, consultants, and advisors. The maximum number of restricted stock units ("RSUs") and options that may be issued under the Plan cannot exceed 10% of the Company’s then issued and outstanding share capital, determined on an as converted to Subordinate Voting Shares basis. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot reliably estimate the fair value of the goods and services received, the Company measures their value indirectly by reference to the fair value of the equity instruments granted. The Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Equity-settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.
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
Option and RSU grants generally vest over 12 to 30 months and options typically have a life of ten years.
Options
Option activity is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price C$	Weighted Average Remaining Contractual Life
Unvested Options Balance as of December 31, 2021	56,078	30.60	9.16
Granted	—	—	—
Forfeited	4,780	24.00	—
Vested	31,301	30.17	—
Unvested Options Balance at December 31, 2022	19,997	30.13	8.13
Inception to date Vested and Exercisable at December 31, 2022	19,992	30.19	8.13

As of December 31, 2022 and December 31, 2021, there were no in-the-money options.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. No options were granted, 13,540 expired, and 4,780 options were forfeited during year ended December 31, 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12. SHARE CAPITAL (Continued)
RSUs

The following table summarizes the number of unvested RSU awards as of December 31, 2022 and December 31, 2021 and the changes during the year ended December 31, 2022:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2021	2,413,887	30.49
Granted	3,003,452	10.10
Forfeited	206,348	12.42
Vested	2,229,664	29.72
Unvested RSUs at December 31, 2022	2,981,327	11.39

The stock-based compensation expense for the years ended December 31, 2022 and December 31, 2021 were as follows:

	Years Ended December 31,
	2022	2021
		(As Restated)
Stock Options	$300	$387
Restricted Stock Units	38,754	44,863
Total Stock Based Compensation Expense	$39,054	$45,250
For the years ended December 31, 2022 and December 31, 2021, stock based compensation expense included in costs of goods sold totaled $8,003 and $3,544, respectively. For the years ended December 31, 2022 and December 31, 2021, stock based compensation expense included in selling, general, and administrative expense totaled $31,051 and $41,706, respectively.
As of December 31, 2022, total unrecognized stock-based compensation expense of $19,652 is expected to be recognized over the remaining contractual term.

13. INCOME TAXES
The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and the respective tax bases.
Verano is incorporated in British Columbia, Canada but maintains all of its operations in the United States. Due to this inverted entity structure, the Company is subject to both U.S. and Canadian taxation.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13. INCOME TAXES (Continued)
For the years ended December 31, 2022, 2021 and 2020, income taxes expense consisted of:

	Years Ended December 31,
	2022	2021	2020
		(As Restated)
Current:
Federal	$130,987	$104,014	$29,627
State	36,624	33,084	11,130
Foreign	—	—	—
Total Current:	167,611	137,098	40,757
Deferred:
Federal	$(47,211)	$(25,540)	$1,073
State	(14,930)	(7,570)	466
Foreign	—	—	—
Total Deferred	(62,141)	(33,110)	1,539
Total	$105,470	$103,988	$42,296
The difference between the income tax expense for the years ended December 31, 2022, 2021 and 2020 and the expected income taxes based on the statutory rate applied to earnings (loss) arises as follows:

	Years Ended December 31,
	2022	2021	2020
		(As Restated)
Income/(Loss) before Income Taxes	$(163,403)	$48,990	$82,452
Statutory Tax Rate	21%	21%	21%
Expense/(Recovery) based on Statutory Rate	(34,314)	9,965	17,315
Other Permanent Differences	1,068	435	(1,309)
Goodwill Impairment	17,265	—	—
Nondeductible 280E	84,751	59,874	10,663
Penalties and Interest	12,305	5,331	—
Non-controlling Interests	1,319	411	3,506
State Taxes	24,389	25,324	11,277
Book/Tax Basis Acquired Intangibles	—	—	2,445
Prior Year True Ups	4,362	3,068	(1,601)
State Rate Change on Deferred Taxes	(2,531)	—	—
Discrete Items	—	(420)	—
Acquisition Purchase Price Remeasurement	(3,144)	—	—
Income Tax Expense	$105,470	$103,988	$42,296
Cash income taxes paid for the years ended December 31, 2022, 2021, and 2020 were $70,666, $27,962, and $10,237 respectively.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13. INCOME TAXES (Continued)
During the period ending December 31, 2022, the Company recorded $12,305 in penalties and interest related to outstanding income tax liabilities, $2,315 relating to the 2022 tax year and $9,990 relating to the 2021 tax year. The Company files income tax returns in the U.S., various U.S. state jurisdictions, and Canada, which have varying statutes of limitations. The U.S. federal statute of limitation remains open for the 2019 tax year to the present. The state income tax returns generally remain open for the 2019 tax year through the present. Prior to the 2019 tax year, the Company was treated as a partnership for income tax purposes and tax income and losses generated from operations were passed through to the Company's individual members.
Due to its cannabis operations, the Company is subject to the limitations of Section 280E of the Code under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under Section 280E of the Code. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.
Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized based on the rates at which they are expected to reverse in the future. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs.
At December 31, 2022 and December 31, 2021, the components of deferred tax assets and (liabilities) were as follows:

	Years Ended December 31,
	2022	2021
		(As Restated)
Deferred Tax Assets
Operating Lease Liabilities	$659	$515
Loyalty Points	1,046	730
Stock Compensation	873	800
Basis Differences in Goodwill	7,444	—
Leasehold Improvements	2,464	—
Total Deferred Tax Assets	12,486	2,045
Deferred Tax Liabilities
Operating Right of Use Assets	$(662)	$(513)
Intangibles	(208,297)	(263,716)
Total Deferred Tax Liabilities	(208,959)	(264,229)
Net Deferred Tax Liabilities	$(196,473)	$(262,184)
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2022 and December 31, 2021, no valuation allowance has been recorded on the Company's deferred tax assets.

The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13. INCOME TAXES (Continued)
As of December 31, 2022, and in connection with the 2022 acquisition of Sierra Well, the Company has accrued for uncertain tax benefits taken on Sierra Well income tax returns prior to the acquisition totaling $5,739. The Company carries indemnification assets for the same amounts as of December 31, 2022, as it expects to recover from the Sierra Well sellers the amounts ultimately paid to the Internal Revenue Service in accordance with the terms of the acquisition agreement.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at Beginning of Year	$—	$—	$—
Gross increases related to tax positions in a prior period	5,739	—	—
Gross decreases related to tax positions in a prior period	—	—	—
Gross increases related to tax positions in the current period	—	—	—
Gross decreases related to tax positions in the current period	—	—	—
Balance at End of Year	$5,739	$—	$—
The Company recognizes accrued interest and penalties related to unrecognized tax benefits and has recorded penalties and interest in the amount of $1,435 to its indemnification asset as of December 31, 2022. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.

14. LEASES
The Company has operating leases for its retail dispensaries and processing and cultivation facilities located throughout the U.S., as well as for its corporate office located in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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
During the years ended December 31, 2022, 2021, and 2020, the Company recorded approximately $15,229, $9,140, and $2,246 in operating lease expense, respectively, of which $641, $804 and $695, respectively, was included in cost of goods sold for the years ended December 31, 2022, 2021 and 2020, respectively.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14. LEASES (Continued)
Other information related to operating leases as of and for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Weighted average remaining lease term - years	8.12	8.52	6.66
Weighted average discount rate	8.02%	8.11%	8.8%
Maturities of lease liabilities for operating leases as of December 31, 2022 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2023	$15,278
2024	14,631
2025	13,818
2026	12,976
2027	12,261
Thereafter	58,117
Total Lease Payments	127,081
Less: Imputed Interest	(41,339)
Present Value of Lease Liability	$85,742

15. CONTINGENCIES & OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2022, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

On January 31, 2022, we entered into the GGH Arrangement Agreement with GGH, pursuant to which we agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company. On October 13, 2022, the Company provided written notice to GGH of GGH”s breach of the GGH Arrangement Agreement and the exercise of the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against us in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, we have asserted that GGH owes us a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 8, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. We can provide no guarantees or assurances that we will be able to win or settle this lawsuit or our counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on our business, results of operations and financial condition.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

15. CONTINGENCIES & OTHER (Continued)
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
(c)Other

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credits up to 70% of qualified wages if the Company experienced either a full or partial suspension of the operation due to COVID related government orders. During the year ended December 31, 2022, the Company, with guidance from a third-party specialist, determined it was entitled to $14,250 in employee retention credits for previous business interruption related to COVID. The Company recorded these credits in Other Income/(Expense) in the Statement of Operations for the year ended December 31, 2022. The employee retention credit claim is pending review by the Internal Revenue Service (“IRS”) and there can be no assurance that regulatory authorities will not challenge the Company’s claim to such employee retention credit.The corresponding claim is still pending review by the IRS.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16. SEGMENTS
The Company conducts and manages its business through two reportable segments, representing the major lines of the cannabis business: Cultivation (Wholesale) and Retail. The cultivation (wholesale) segment consists of the cultivation, production and sale of cannabis products to retail stores. The retail segment consists of the retailing of cannabis to patients and consumers. Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2022	2021	2020
		(As Restated)
Revenue, net of discounts
Cultivation (Wholesale)	$276,281	$226,858	$156,223
Retail	721,279	582,472	88,470
Intersegment Eliminations	(118,148)	(71,480)	(16,163)
Total revenue, net of discounts	$879,412	$737,850	$228,530

Depreciation and amortization
Cultivation (Wholesale)	$78,120	$54,460	$8,256
Retail	63,267	41,784	2,278
Total depreciation and amortization	$141,387	$96,244	$10,534

Income taxes
Cultivation (Wholesale)	$52,147	$58,601	$21,989
Retail	53,323	45,387	20,307
Total income taxes	$105,470	$103,988	$42,296

Net income (loss)
Cultivation (Wholesale)	$(105,135)	$53,191	$69,706
Retail	(164,029)	(110,698)	(31,305)
Total net income (loss)	$(269,164)	$(57,507)	$38,401

	As of December 31,
	2022	2021
		(As Restated)
Assets
Cultivation (Wholesale)	$1,135,257	$1,278,308
Retail	1,260,798	1,270,347
Total assets	$2,396,055	$2,548,655

Liabilities
Cultivation (Wholesale)	$234,687	$230,217
Retail	819,818	836,632
Total liabilities	$1,054,505	$1,066,849

For the year ended December 31, 2021, the Company identified and corrected an incorrect tabular allocation of revenue and discounts on revenue between the retail and cultivation segments in the previously disclosed table above.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16. SEGMENTS (Continued)

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

17. LOYALTY OBLIGATIONS
The Company has customer loyalty programs where retail customers accumulate points for each dollar of spending, net of tax. These points are recorded as a contractual liability until customers redeem their points for discounts on eligible products as part of an in-store sales transaction. In addition, the Company records a performance obligation as a reduction of revenue based on the estimated probability of point obligation incurred.
As of December 31, 2021, the loyalty program had a calculated standalone selling price that ranged between $0.05 and $0.08 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 25% of points will not be redeemed (breakage) and expects the remaining outstanding loyalty points will be redeemed within one year. As of December 31, 2021, there were approximately 111,000,000 points outstanding, with an approximate value of $2,620, which is included in accrued liabilities on the Company’s Consolidated Balance Sheet.
The Company modified the loyalty program in 2022. The new loyalty program has a calculated standalone selling price that ranges between $0.03 and $0.06 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 25% of points will not be redeemed (breakage) prior to their 6 month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price. As of December 31, 2022, there were approximately 70,000,000 points outstanding with an approximate value of $3,582, which is included in accrued liabilities on the Company’s Consolidated Balance Sheet.

18. CONSOLIDATION
In accordance with ASC 810, the Company consolidates through VIE and Voting Interest Entities (“VOE”) models. The following table presents the summarized financial information about the Company’s consolidated VIEs and VOEs, which are included in the consolidated balance sheets as of December 31, 2022 and 2021.

	Consolidated VIE	Consolidated VOE	Consolidated VIE	Consolidated VOE
	December 31, 2022		December 31, 2021
			(As Restated)
Current Assets	$48,952	$—	$43,045	$20,464
Due To/(From)	—	—	(25,723)	14,228
Non-Current Assets	72,081	—	207,908	226,108
Current Liabilities	10,193	—	32,934	22,659
Non-Current Liabilities	8,939	—	45,873	45,603
Non-Controlling Interest	—	—	1,276	—
Equity attributable to Verano Holdings, Corp.	101,901	—	145,147	192,538

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

18. CONSOLIDATION (Continued)

Consolidated Variable Interest Entities
Consolidated VIEs occur when the Company closes an acquisition while the state has not finalized the transfer of the cannabis license.
Consolidation occurs on the effective date of the purchase agreement and MSA. The MSA grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. The MSA also allows Verano to limit distributions of the entity at Verano’s discretion. Certain states may limit the distribution or transfer of cash until license transfer.

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
Variable Interest Entities Consolidated under Voting Interest Entities Model
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
In accordance with ASC 810-10-15, the Company determines consolidation is appropriate when the Company has majority of control of the legal entity and the ability to make business operating decisions. The Company does not have required financing associated with VOEs and abides by state regulations regarding cash restrictions. For the year ended December 31, 2021, the Company’s VOEs were limited to the state of Arizona. As of December 31, 2022, the Company no longer has VOEs.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

19. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit-risk.
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
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt, and acquisition consideration payable.
For the Company’s long-term debt (which consist of credit facilities and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt at December 31, 2022 and December 31, 2021 was $413,004 and $289,925, which includes $24,464 and $13,771, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$84,851	$—	$—	$84,851
Investments	1,805	—	—	1,805
Acquisition Consideration Payable	—	—	(18,262)	(18,262)
Total	$86,656	$—	$(18,262)	$68,394

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$99,118	$—	$—	$99,118
Acquisition Consideration Payable	—	—	(208,349)	(208,349)
Total	$99,118	$—	$(208,349)	$(109,231)
Additionally, during the year ended December 31, 2022, the Company sold its 50% ownership interest in ILDISP, LLC, and as part of the disposition, the Company received shares of a publicly traded entity. As of December 31, 2022, the fair value of the investment was $1,805, which is included in Other Assets in the accompanying Consolidated Balance Sheets, and, is a Level 1 financial instrument.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

20. SUBSEQUENT EVENTS

(a)Resignation of Edward Brown

On February 7, 2023, Edward Brown, a member of the board of directors (the “Board”) of the Company, informed the Company of his intention to resign from the Board and its Audit and Compensation Committees, effective on February 8, 2023, because of his return to the alcohol industry. Mr. Brown’s resignation was not the result of any disagreement between Mr. Brown and the Company, its management, the Board or any committee of the Board, or with respect to any matter relating to the Company’s operations, policies and practices, and such resignation is solely related to his return to the alcohol industry.

(b) Conversion of Class B Proportionate Voting Shares to Class A Subordination Voting Shares

On March 24, 2023, the Company automatically converted each outstanding Proportionate Voting Share into 100 shares of Subordinate Voting Shares pursuant to the terms of the Company’s Articles.

(c) Rocky Hill, Connecticut Real Estate Loan

On March 9, 2023, the Company entered into a real estate loan with a community bank to borrow a principal amount of $20,000 secured by real estate and improvements thereon in Rocky Hill, Connecticut. The loan bears an interest rate of 5.75% and matures in March 2028, and may be extended for four additional five-year periods.