Form 10-Q
period 2023-03-31
Verano Holdings Corp.
filed 2023-05-10
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Registrant's telephone number, including area code: (312) 265-0730

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, the registrant had 342,527,887 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking information” and “forward-looking statements” within the meaning of United States securities laws (together, “forward-looking statements”). All statements, other than statements of historical fact, made by the Company or its affiliates that address activities, events or developments that the Company or its affiliates expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may,” “will,” “would,” “could,” “should,” “believes,” “assumes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “intends,” “anticipates,” “targeted,” “continues,” “forecasts,” “designed,” “goal,” or the negative of those words or other similar or comparable words.

The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, expectations and assumptions concerning:

•our ability to obtain, maintain and renew regulatory approvals in all states and localities of its operations and planned operations on a timely basis;
•government regulations, including future U.S. state and federal legislative and regulatory developments involving medical and adult use cannabis and the timing thereof;
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
•demand, developments and trends in the medical and adult use cannabis industry;

•competition in the cannabis industry in the markets in which we operate or plan to operate;
•the medical benefits, viability, safety, efficacy, and dosing of cannabis;
•the size of the medical cannabis market and the adult use cannabis market in each state;
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
•the U.S. federal regulatory landscape and enforcement related to medical or adult use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;
•the difficulties cannabis businesses face accessing and maintaining banking or financial services due to federal regulations;
•regulatory and political changes to U.S. state and local laws related to medical or adult use cannabis, including political risks and regulation by additional regulatory authorities;
•disparate state-by-state regulatory landscapes and licensing regimes for medical and adult use cannabis;
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
•the taxation of cannabis companies in the U.S.; and
•other risks described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 30, 2023, as more particularly described under the heading “Item 1A. Risk Factors” therein.

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

Consequently, all forward-looking statements made in this Form 10-Q and our other documents are qualified by such cautionary statements and there can be no assurance that the anticipated results or developments will actually be realized or, even if realized, that they will have the expected consequences to or effects on us. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required under applicable securities legislation.

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$95,129	$84,851
Accounts Receivable, net	18,250	16,580
Held for Sale Assets	1,735	3,433
Inventory	153,607	164,532
Prepaid Expenses and Other Current Assets	47,036	48,879

Total Current Assets	315,757	318,275

Property, Plant and Equipment, net	523,103	525,905
Right of Use Assets, net	82,969	82,278
Intangible Assets, net	1,157,901	1,180,766
Goodwill	269,088	269,088
Investment in Associates	6,817	6,977
Deposits and Other Assets	13,331	12,766

TOTAL ASSETS	$2,368,966	$2,396,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$30,524	$40,501
Accrued Liabilities	37,905	41,762
Income Tax Payable	247,749	252,767
Current Portion of Lease Liabilities	9,239	8,889
Current Portion of Debt	23,187	24,464
Acquisition Consideration Payable	14,782	18,262

Total Current Liabilities	363,386	386,645

Long-Term Liabilities:
Deferred Revenue	255	255
Debt, net of Current Portion	392,156	388,540
Lease Liabilities, net of Current Portion	77,592	76,853
Deferred Income Taxes	193,367	196,473
Other Long-Term Liabilities	5,739	5,739

Total Long-Term Liabilities	669,109	667,860

TOTAL LIABILITIES	$1,032,495	$1,054,505
Contingencies and Other (See Note 11)

SHAREHOLDERS’ EQUITY	1,336,471	1,341,550

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,368,966	$2,396,055
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
		(As Restated)
Revenues, net of Discounts	$227,060	$202,235
Cost of Goods Sold, net	117,875	103,618

Gross Profit	109,185	98,617

Selling, General, and Administrative Expenses	75,243	89,560

Income (Loss) from Investments in Associates	(160)	2,005

Income from Operations	33,782	11,062

Other Income (Expense):
Gain (Loss) on Disposal of Property, Plant and Equipment	67	(990)
Gain on Deconsolidation	—	9,558
Gain on Previously Held Equity Interest	—	14,099
Loss on Debt Extinguishment	(663)	—
Interest Expense, net	(15,906)	(10,671)
Other Income, net	1,803	2,534

Total Other Income (Expense)	(14,699)	14,530

Income Before Provision for Income Taxes and Non-Controlling Interest	19,083	25,592

Provision For Income Taxes	(28,320)	(25,515)

Net Income (Loss) Before Non-Controlling Interest	(9,237)	77

Net Income Attributable to Non-Controlling Interest	—	291
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(9,237)	$(214)

Net Loss per share – basic	(0.03)	(0.00)
Net Loss per share – diluted	(0.03)	(0.00)

Basic – weighted average shares outstanding	341,478,860	326,285,814
Diluted – weighted average shares outstanding	341,478,860	326,285,814
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity ($ in Thousands)

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2022 (As Restated)	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

Share-based compensation	771,337	11,742	—	—	—	11,742

Issuance of shares in conjunction with acquisitions	1,403,067	13,220	—	—	—	13,220

Non-controlling interest adjustment for change in ownership	—	—	—	—	(1,567)	(1,567)

Contingent consideration & other adjustments to purchase accounting	1,381,332	17,505	—	—	—	17,505

Net income (loss)	—	—	—	(214)	291	77

Balance as of March 31, 2022 (As Restated)	327,868,398	$1,578,232	$—	$(55,449)	$—	$1,522,783

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued) ($ in Thousands)

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2023	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

Share-based compensation	117,948	506	—	—	—	506

Issuance of shares to relieve liability obligations, net	603,396	3,653	—	—	—	3,653

Foreign currency translation adjustment	—	—	(1)	—	—	(1)

Contingent consideration & other adjustments to purchase accounting	1,625,546	—	—	—	—	—

Net loss	—	—	—	(9,237)	—	(9,237)

Balance as of March 31, 2023	342,330,264	$1,670,116	$(9)	$(333,636)	$—	$1,336,471

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Three Months Ended March 31,
	2023	2022
		(As Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(9,237)	$(214)
Net income attributable to non-controlling interest	—	291
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,056	34,434
Right of use assets amortization	2,609	1,959
Non-cash interest expense	593	674
Non-cash inventory step-up expense on acquisitions	—	4,612
(Gain) Loss on disposal of property, plant and equipment	(67)	990
Gain on deconsolidation	—	(9,558)
Gain on investments in associates	—	(14,099)
Amortization of debt issuance costs	1,033	1,514
Loss on debt extinguishment	663	—
Unrealized (gain) loss on marketable securities	256	(66)
(Income) Loss from underlying investees	160	(455)
Increase (decrease) in fair value of contingent consideration	(3,466)	1,125
Stock based compensation	544	10,912
Changes in operating assets and liabilities:
Accounts receivable	(1,670)	(269)
Inventory	10,885	(26,595)
Prepaid expenses and other current assets	1,586	1,117
Deposits and other assets	(563)	(2,619)
Accounts payable	(11,316)	19,873
Accrued liabilities	131	(12,233)
Lease liabilities	(2,211)	(1,600)
Income tax payable	(5,018)	27,995
Deferred taxes	(3,106)	(3,212)
Other, net	—	(119)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,862	34,457

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,555)	(48,300)
Proceeds from disposal of assets	1,830	1,818
Acquisition of business, net of cash acquired	(500)	(60,082)
Proceeds from sale of deconsolidation and investment in associates	—	19,821
NET CASH USED IN INVESTING ACTIVITIES	(7,225)	(86,743)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	Three Months Ended March 31,
	2023	2022
		(As Restated)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	$23,710	$102,660
Principal repayments of debt	(22,759)	(6,870)
Debt issuance costs paid	(309)	(2,985)
NET CASH PROVIDED BY FINANCING ACTIVITIES	642	92,805

Effects of exchange rate fluctuations on cash and cash equivalents	(1)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,278	40,519

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,851	99,118

CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,128	$139,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid, net	$15,313	$9,999
Issuance of shares to relieve liability obligations, net	$3,653	$—

NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$6,908	$2,043

Consideration received in stock for the disposal of assets	$—	$3,776

Issuance of shares under business combinations	$—	$27,135

Acquisitions
Tangible and intangible assets acquired, net of cash	$—	$17,532
Liabilities assumed	—	(3,981)
Acquisition consideration payable	500	38,936
Goodwill	—	7,595
	$500	$60,082

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
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the U.S. As a vertically integrated provider, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licensees across 14 state markets (Arizona, Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia).
The Company also conducts pre-licensing activities in other markets. In these markets, the Company has either applied for licenses, or plans on applying for licenses, but does not currently own or manage any cultivation, processing, or retail licenses.
The Company’s Class A subordinate voting shares (the “Subordinate Voting Shares”) are listed on the Canadian Securities Exchange (the “CSE”), under the ticker symbol “VRNO” and are quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNOF”.
The Company’s corporate headquarters is located at 415 North Dearborn St., 4th Floor, Chicago, Illinois 60654.
(b)Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this document refer to United States dollars, and all references to “C$” refer to Canadian dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 (the "2022 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023 (the "Form 10-K"). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying unaudited interim condensed consolidated financial statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification ("ASC") 810 Consolidation. The preparation of the Company’s unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the 2023 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of December 31, 2022 contained in the Form 10-K.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
(c)Restatement of Previously Issued Interim Consolidated Financial Statements
The notes included herein should be read in conjunction with the 2022 Annual Audited Financials. As described in the Form 10-K, the Company restated its previously issued unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2022 (collectively, the "Restatements"). Amounts as of or for the period ended March 31, 2022 depicted in these unaudited interim condensed consolidated financial statements include the impact of the Restatements:
(i)As a result of an error related to stock-based compensation as of and for the quarter ended March 31, 2022, the Company increased Inventory by $3,898, Cost of Goods Sold, net by $1,052, and Salaries and Benefits expense by $9,572.
(ii) As a result of overstatement of tax expense due to a clerical error, the Company’s tax expense was overstated by $20,274 with corresponding adjustments to Income Tax Payable of ($23,071) and an increase to Deferred Income Taxes of $2,659 as of and for the quarter ended March 31, 2022. There was no net cash impact to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2022, for these restatement items.
(iii)Also, the Investment in Associates was corrected to account for distributions in excess of investment resulting in an increase of Equity Income of $1,638 at March 31, 2022, with a reduction in Disposition of Investments of $3,176 at March 31, 2022.
Additionally, The Company determined that it had information after March 31, 2022, but before the March 31, 2022 financials were publicly filed regarding the Connecticut Pharmaceutical Solutions, Inc. and The Healing Center, LLC acquisition earnouts, as described in Note 10 - Transactions to the 2022 Annual Audited Financials included in the Form 10-K. As a result, the Company recognized an aggregate $4,760 reduction in these expected acquisition earnouts which was recorded in the quarter ended March 31, 2022 to reflect the subsequent information indicating a lower liability. For additional information regarding the Restatements, please refer to the Form 10-K.
(d)Basis of Consolidation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with ASC 810 Consolidation. All transactions and balances between these entities have been eliminated upon consolidation.
(d)Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2 - Significant Accounting Policies to the 2022 Annual Audited Financials included in the Form 10-K.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three months ended March 31, 2023 and 2022 because their impact would have been anti-dilutive.
(f)Recently Issued Accounting Standards
The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the Company’s business for disclosure.

2.INVENTORY
The Company’s inventory consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw Materials	$4,511	$7,120
Work in Process	117,039	123,101
Finished Goods	32,057	34,311

Total Inventory	$153,607	$164,532

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Land	$31,817	$31,877
Buildings and Improvements	197,400	197,819
Furniture and Fixtures	17,507	16,189
Computer Equipment and Software	22,894	21,478
Leasehold Improvements	218,329	211,785
Tools and Equipment	89,584	88,507
Vehicles	4,992	4,992
Assets Under Construction (1)	40,910	41,800

Total Property, Plant and Equipment, Gross	623,433	614,447
Less: Accumulated Depreciation	(100,330)	(88,542)

Property, Plant and Equipment, Net	$523,103	$525,905
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended March 31, 2023 and March 31, 2022, depreciation expense included in costs of goods sold totaled $8,524 and $7,057, respectively. For the three months ended March 31, 2023 and March 31, 2022, depreciation expense included in selling, general, and administrative expense totaled $3,667 and $2,540, respectively.

4.INTANGIBLE ASSETS AND GOODWILL
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4.INTANGIBLE ASSETS AND GOODWILL (Continued)
As of March 31, 2023, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2023	$1,274,981	$54,166	$6,431	$1,335,578
Balance as of March 31, 2023	$1,274,981	$54,166	$6,431	$1,335,578

Accumulated Amortization
Balance as of January 1, 2023	143,246	9,579	1,987	154,812
Amortization	21,250	1,355	260	22,865
Balance as of March 31, 2023	$164,496	$10,934	$2,247	$177,677

Net Book Value
Balance as of January 1, 2023	1,131,735	44,587	4,444	1,180,766
Balance as of March 31, 2023	$1,110,485	$43,232	$4,184	$1,157,901
Amortization periods of assets with finite lives are based on management’s estimates as of the date of acquisition.
The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2023:

Year Ending December 31:	Estimated Amortization
2023 (Remaining)	$68,595
2024	91,461
2025	91,461
2026	90,746
2027	90,672
Thereafter	724,966
$1,157,901
The changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2023 were as follows:

	January 1, 2023	Impairment	Adjustments to purchase price allocation	Acquisitions	March 31, 2023
Cultivation	$83,004	$—	$—	$—	$83,004
Retail	186,084	—	—	—	186,084
Total	$269,088	$—	$—	$—	$269,088

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5.EARNINGS (LOSSES) PER SHARE
The Company presents basic earnings (losses) per share. Basic earnings (losses) per share is calculated by dividing the earnings (loss) attributable to shareholders by the weighted average number of Subordinate Voting Shares (with outstanding Proportionate Voting Shares, if any, accounted for on an as converted to Subordinate Voting Shares basis) outstanding during the periods presented. Diluted earnings (losses) per share is computed based on the weighted average number of Subordinate Voting Shares (with outstanding Proportionate Voting Shares, if any, accounted for on an as converted to Subordinate Voting Shares basis) outstanding, to the extent dilutive.
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
		(As Restated)
Numerator
Net Loss attributable to Verano Holdings Corp.	$(9,237)	$(214)

Denominator
Basic
Weighted-average shares outstanding – basic	341,478,860	326,285,814

Diluted
Weighted-average shares outstanding – diluted	341,478,860	326,285,814

Net Loss per share - basic	(0.03)	(0.00)
Net Loss per share - diluted	(0.03)	(0.00)
Potentially dilutive securities of approximately 365,774 for the three months ended March 31, 2023 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

6.TRANSACTIONS
Business Combinations
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

6.TRANSACTIONS (Continued)
Measurement period adjustments that the Company determined to be material will be applied prospectively in the Company’s future consolidated financial statements, and depending on the nature of the adjustments, other periods subsequent to the period of acquisition could be affected.
First Quarter 2022 Business Combinations

420 Capital Management, LLC
On April 5, 2021, Verano entered into an agreement to purchase 100% of the equity interests of 420 Capital Management, LLC (“Greengate”). Greengate is the license holder and operator of the Lombard and Roger’s Park dispensaries located in Illinois. The transaction received state regulatory approval in February 2022 and subsequently closed on March 11, 2022.
Total consideration included cash of $7,448, forgiveness of other receivables of $2,894, and equity consideration of 1,403,067 Subordinate Voting Shares valued at $13,221 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, all of which was paid at the closing of the transaction. As of March 31, 2023, the total consideration had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $11,916. The residual purchase price of $8,767 was recognized as goodwill. During the second quarter of 2022, the Company recorded a prospective adjustment that resulted in an increase of $857 to goodwill related to a decrease of $476 to cash and cash equivalents, a decrease of $248 to inventory and a decrease of $133 to other current assets. During the fourth quarter of 2022, the Company recognized a decrease of $1,365 to the intangible license value offset by a corresponding $1,365 increase to goodwill.

The Company's Unaudited Interim Condensed Consolidated Statement of Operations includes net revenue of $4,519 and net income of $780 related to the acquired operations of Greengate for the three months ended March 31, 2023.

Pro forma net revenues and net income for the consolidated company for the three months ended March 31, 2022 are $205,047 and $273, respectively. Such unaudited pro forma information gives effect to the Greengate acquisition as if it had occurred on January 1, 2022. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operation results.

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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
Total consideration included cash of $6,085, of which $5,773 was paid at closing, $280 was paid upon settlement of purchase price adjustments and $32 is to be paid upon delivery of a letter of transmittal from one former shareholder. The transaction also included equity consideration of 1,536,685 Subordinate Voting Shares valued at $9,742 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, of which $7,663 or 1,208,745 Subordinate Voting Shares were issued at the closing of the transaction, $66 or 10,440 Subordinate Voting Shares will be issued upon the delivery of a letter of transmittal from one former shareholder, and $2,013 or 317,500 Subordinate Voting Shares were held back to secure indemnity claims, the balance of which will be paid 18 months subsequent to the closing of the transaction. The 10,440 Subordinate Voting Shares due to a former shareholder and 317,500 Subordinate Voting Shares held back to secure indemnity claims met equity classification at closing in accordance with ASC 815. As of March 31, 2023, the present value of unpaid deferred consideration of $32 is included in the Acquisition Consideration Payable balance on the Company’s Condensed Consolidated Balance Sheet.

The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis licenses acquired at a fair value of $7,604. The residual purchase price of $2,514 was recognized as goodwill. The Company also recognized an additional $1,596 to goodwill related to the deferred tax liability associated with the acquired cannabis licenses. During the fourth quarter of 2022, the Company recognized a decrease of $181 to goodwill related to an increase of $99 to accrued liabilities and finalizing the purchase price adjustment in which the Company did not have to pay the $280 cash held back at closing. The Company also recognized a decrease of $660 to the intangible license value offset by a decrease of $139 to deferred taxes and an increase of $521 to goodwill. The Company recognized a $5,739 long-term indemnified asset measured using the same assumptions used to identify a $5,739 uncertain tax position, which is fully indemnifiable as outlined in the merger agreement. The long-term indemnified asset was increased by $3,324 in the fourth quarter of 2022.

The Company's Unaudited Interim Condensed Consolidated Statement of Operations includes net revenue of $3,474 and net income of $46 related to the acquired operations of Sierra Well for the three months ended March 31, 2023.
2022 Dispositions
Canna Cuzzos, LLC
Canna Cuzzos, LLC (“Canna Cuzzos”) is a medical marijuana licensee for a retail dispensary in Waldorf, Maryland. In 2017, a subsidiary of the Company entered into a management services agreement ("MSA") with Canna Cuzzos and provided operating and other services for Canna Cuzzos’ dispensary. In 2018, Verano LLC acquired options to purchase all the ownership interests of a Maryland limited liability company (the “LLC”), which held a 40% ownership interest in the sole owner of Canna Cuzzos, resulting in such options being exercisable for an indirect 40% ownership interest in Canna Cuzzos. On January 31, 2022, all of the ownership interests of the sole owner of Canna Cuzzos were sold to a third party for a cash purchase price of $5,000, subject to adjustment based on working capital levels and outstanding liabilities. Upon consummation of the sale, the MSA with Canna Cuzzos was terminated. Prior to the sale being consummated, Verano LLC consented to the sale, amended the options to receive an assignment of the LLC’s sale proceeds thereunder and agreed to provide the LLC administrative services in connection with the sale transaction. Prior to the sale of its parent company, Canna Cuzzos was consolidated with the Company through the Variable Interest Model (“VIE”) in accordance with ASC 810.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
ILDISP, LLC
On March 30, 2016, Verano entered into a joint venture agreement to acquire 50% of ILDISP, LLC (“ILDISP”). NH Medicinal Dispensaries, LLC, a wholly owned subsidiary of ILDISP, is the holder of two marijuana licenses which allow it to operate two retail dispensaries in Illinois: the Clinic Effingham dispensary (“TCE”) and the Charleston dispensary. The Company had an agreement in place with its joint venture partner to allocate the operational management of Charleston to Verano and TCE to the joint venture partner. As such, the Company had a controlling interest in Charleston and consolidated the entity through the VIE model in accordance with ASC 810. TCE was treated as an equity method investment in accordance with ASC Topic 323, Investments.
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

Other Acquisition Consideration Payable Adjustments

During the three months ended March 31, 2023, the Company recorded (i) a $106 reclassification of the remaining acquisition consideration payable balance relating to the 2020 acquisition of MME IL Holdings, LLC, to record a potential liability that was deemed to be both probable and estimable, and as of March 31, 2023, the outstanding consideration has been in full; (ii) a $500 cash payment reducing the acquisition consideration payable balance for the 2020 acquisition of Elevele, LLC, and as of March 31, 2023, the outstanding consideration has been in full; and (iii) a $3,466 decrease in contingent consideration related to the 2021 acquisition of NSE Holdings, LLC, which is included as a gain in the other income, net line of the Unaudited Interim Condensed Consolidated Statement of Operations, and as of March 31, 2023, the outstanding consideration value was estimated to be zero.

7.DEBT

As of March 31, 2023, and December 31, 2022 debt consisted of the following:

	March 31, 2023	December 31, 2022

Credit Facility	$350,000	$350,000
Secured Promissory Notes	11,259	36,805
Mortgage Loans	71,689	44,985
Vehicle and Equipment Loans	1,618	1,824
Unamortized Debt Issuance Costs	(19,223)	(20,610)

Total Debt	$415,343	$413,004

Less: Current Portion of Debt	23,187	24,464

Total Long-Term Debt, net	$392,156	$388,540

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT (Continued)
Credit Facility

On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“CAA”), as administrative agent for the lenders, and the lenders from time-to-time party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, all of which was used to repay the principal indebtedness outstanding under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.

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

As of March 31, 2023, the Company was in compliance with such covenants.

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

7.DEBT (Continued)
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
Vehicle and Equipment Loans

The Company has two equipment loans with Constellation NewEnergy, Inc. that are paid in monthly installments and mature in May 2025.

The Company has purchase money loans with Ford Motor Credit and Toyota Commercial Financing that mature through 2026 and interest rates ranging from 5.5% to 10% per annum and are secured by the acquired vehicles.
Other
In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan pays interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction. This loan has been paid in full and is no longer outstanding as of March 31, 2023.
During the fourth quarter of 2022, the Company agreed to enter into a debt note, payable to the initial $12,500 of contingent consideration, in connection with the Agronomed acquisition, over equal installments in 2023 and as such the amount due was reclassified from Acquisition Consideration Payable to Current Portion of Debt balance on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

8.SHARE CAPITAL

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
(a)Issued and Outstanding
As of March 31, 2023, the Company had 342,330,264 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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

8.SHARE CAPITAL (Continued)

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
During the three months ended March 31, 2023, the shareholders of the Company converted Proportionate Voting Shares to Subordinate Voting Shares for an impact of conversion of 449 Proportionate Voting Shares into 44,997 Subordinate Voting Shares. Additionally, during the three months ended March 31, 2023, the Company automatically converted each of the 133,373 remaining outstanding shares of Proportionate Voting Shares into 13,337,286 Subordinate Voting Shares.
(b)Stock-Based Compensation
In February 2021, the Company established the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), which provides for stock-based remuneration for its eligible directors, officers, employees, consultants, and advisors. The maximum number of restricted stock units ("RSUs"), options and other stock based awards that may be issued under the Plan cannot exceed 10% of the Company’s then issued and outstanding share capital, determined on an as converted to Subordinate Voting Shares basis. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot reliably estimate the fair value of the goods and services received, the Company measures their value indirectly by reference to the fair value of the equity instruments granted. The Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Equity-settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.
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
Option and RSU grants generally vest in installments over 12 to 30 months and options typically have a life of ten years.
Options
Option activity is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price C$	Weighted Average Remaining Contractual Life
Unvested Options Balance as of December 31, 2022	19,997	30.13	8.13
Granted	—	—	—
Forfeited	—	—	—
Vested	9,292	30.60	—
Unvested Options Balance at March 31, 2023	10,705	29.73	7.89
Inception to date Vested and Exercisable at March 31, 2023	29,284	30.20	7.87

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

As of March 31, 2023 and December 31, 2022, there were no in-the-money options.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. No options were granted, expired, or forfeited during the three months ended March 31, 2023.
Restricted Stock Units (“RSUs”)
The following table summarizes the number of unvested RSU awards as of March 31, 2023 and December 31, 2022 and the changes during the three months ended March 31, 2023:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2022	2,981,327	11.39
Granted	—	—
Forfeited	80,474	10.11
Vested	100,635	28.73
Unvested RSUs at March 31, 2023	2,800,218	10.80
The stock-based compensation expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Stock Options	$76	$63
Restricted Stock Units	468	10,849
Total Stock Based Compensation Expense	$544	$10,912

9. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Income before Income Taxes	$19,083	$25,592
Income Tax Expense	(28,320)	(25,515)
Effective Tax Rate	148%	100%

The effective tax rates for the three months ended March 31, 2023 and 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $4,847 and $1,970 were recorded during the three months ended March 31, 2023 and 2022, respectively. Discrete items recorded during the three months ended March 31, 2023 primarily relate to penalties and interest on unpaid tax liabilities, the permanent impacts of stock compensation, and book remeasurement adjustments not recognized for tax purposes.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES (Continued)
Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under Section 280E of the Code. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and the Company's effective tax rates are well in excess of statutory tax rates.
Taxes paid during the three months ended March 31, 2023 were $36,394. No Taxes were paid during the three months ended March 31, 2022.

10. LEASES
The Company has operating leases for some of its retail dispensaries and processing and cultivation facilities located throughout the U.S., as well as for its corporate office located in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.
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
The Company leases certain business facilities from third parties under non-cancellable operating lease agreements that contain minimum rental provisions that expire through 2037. Some leases also contain renewal provisions and provide for rent abatement and escalating payments.
During the three months ended March 31, 2023 and 2022, the Company recorded approximately $4,313 and $3,314 in operating lease expense, respectively, of which $206 and $147 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022

Weighted average remaining lease term - years	8.17	8.12
Weighted average discount rate	8.14%	8.02%

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. LEASES (Continued)
Maturities of lease liabilities for operating leases as of March 31, 2023 were as follows:

Year Ending December 31,	Maturities of Lease Liability
Remainder 2023	$11,989
2024	15,506
2025	14,583
2026	13,735
2027	13,055
2028 and Thereafter	57,257
Total Lease Payments	126,125
Less: Imputed Interest	(39,294)
Present Value of Lease Liability	$86,831

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2023, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

On January 31, 2022, we entered into an Arrangement Agreement (the "GGH Arrangement Agreement") with Goodness Growth Holdings, Inc. ("GGH"), pursuant to which we agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH”s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against us in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, we filed a countersuit asserting that GGH owes us a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 because of our rightful termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 8, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. We can provide no guarantees or assurances that we will be able to win or settle this lawsuit or our counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on our business, results of operations and financial condition.
(b)Contingencies
During the first quarter of 2023, the Company discovered a potential liability related to a previous acquisition that was deemed to be both probable and estimable. Per ASC 450 Contingencies, when both of these criteria are present, a contingent liability should be recorded. Based on this, the Company recorded a contingent liability and a corresponding charge in other income, net of $1,893 for the three months ended March 31, 2023.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER (Continued)
(c)Illegality of Cannabis at the U.S. Federal Level
Verano operates within states where cannabis use, medical or adult use or both, has been approved by state and local regulatory bodies. Notwithstanding the permissive regulatory environment of medical, and in some cases also adult use marijuana at the state level, under U.S. federal law cannabis (other than hemp) is a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in states or territories that have legalized cannabis to some extent, the cultivation, processing, distribution, possession and sale of cannabis violates the Controlled Substances Act. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture.
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

12.SEGMENTS
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

	Three Months Ended March 31,
	2023	2022
Revenue, net of discounts
Cultivation (Wholesale)	$80,267	$53,008
Retail	184,242	164,334
Intersegment Eliminations	(37,449)	(15,107)
Total Revenue, net of discounts	227,060	202,235

Depreciation and Amortization
Cultivation (Wholesale)	18,522	19,725
Retail	16,534	14,709
Total Depreciation and Amortization	35,056	34,434

Income taxes
Cultivation (Wholesale)	10,257	11,237
Retail	18,063	14,278
Total Income Taxes	28,320	25,515
Goodwill assigned to the cultivation (wholesale) segment as of March 31, 2023 and December 31, 2022 was $83,004. Goodwill assigned to the retail segment as of March 31, 2023 and December 31, 2022 was $186,084.
The Company’s assets are aggregated into two reportable segments (retail and cultivation). For the purposes of testing goodwill, the Company has identified 13 reporting units. The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation) which were primarily determined based on the licenses each market holds. Substantially all revenues are derived from customers domiciled in the United States and substantially all assets are located in the United States.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13.LOYALTY OBLIGATIONS
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
The Company modified the loyalty program in 2022. The new loyalty program has a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 25% of points will not be redeemed (breakage) prior to their six-month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.

As of December 31, 2022, there were approximately 70,000,0001 points outstanding with an approximate value of $3,582. As of March 31, 2023, there were approximately 78,000,0001 points outstanding with an approximate value of $3,981. Such balances are included in accrued liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through VIE model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Current Assets	$74,438	$48,952
Due To/(From)	—	—
Non-Current Assets	82,671	72,081
Current Liabilities	12,537	10,193
Non-Current Liabilities	10,354	8,939
Non-Controlling Interest	—	—
Equity attributable to Verano Holdings, Corp.	134,218	101,901
Consolidated Variable Interest Entities
Consolidated VIEs occur when the Company closes an acquisition while the state has not finalized the transfer of the cannabis license.
Consolidation occurs on the effective date of the purchase agreement and a MSA. The MSA grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. The MSA also allows Verano to limit distributions of the entity at Verano’s discretion. Certain states may limit the distribution or transfer of cash until license transfer.

The Company has entered into financing arrangements with certain VIEs to provide funding for potential capital expenditures including, but not limited to, the construction of dispensaries and other facilities.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION (Continued)
Verano applies ASC 810-10-15 to determine control of the legal entity. The purchase agreements limit the sellers involvement in future operations, and their risks of loss. In addition, Verano enters into an MSA with the legal entity that grants the Company strategic decision-making ability of the business operations.
The Company is involved in all qualitative and quantitative aspects of the entity, such as but not limited to, software choices, procurement, staffing and payroll, advertising, and use of cash flow. The Company absorbs all risk of loss and receives expected future returns based on the purchase agreement and MSA, resulting in Verano being the primary beneficiary.

15.FAIR VALUE MEASUREMENTS

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
For the Company’s long-term debt (which consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of March 31, 2023 and December 31, 2022 was $415,343 and $413,004, which included $23,187 and $24,464, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$95,129	$—	$—	$95,129
Investments	1,548	—	—	1,548
Acquisition Consideration Payable	—	—	(14,782)	(14,782)
Total	$96,677	$—	$(14,782)	$81,895

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

15.FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$84,851	$—	$—	$84,851
Investments	1,805	—	—	1,805
Acquisition Consideration Payable	—	—	(18,262)	(18,262)
Total	$86,656	$—	$(18,262)	$68,394
As of March 31, 2023, the Company held publicly traded shares of $1,548, which is included in other assets in the accompanying Condensed Consolidated Balance Sheet, and is a Level 1 financial instrument.

16.SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s unaudited interim condensed consolidated financial statements. There were no events that require adjustment to or disclosure in the unaudited interim condensed consolidated financial statements, except as disclosed elsewhere and below.
On April 21, 2023, the Company terminated that certain Equity Purchase Agreement, dated as of July 7, 2022, by and among Verano Virginia, LLC, MM Enterprises USA, LLC, and PharmaCann Virginia LLC ("MedMen VA"), as a result of MedMen VA's unsuccessful appeal to have the conditional pharmaceutical processor facility permit previously issued to it by the Virginia Board of Pharmacy reinstated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the three months ended March 31, 2023 and March 31, 2022. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements and the accompanying notes for the three months ended March 31, 2023 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2022, 2021 and 2020 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” above and “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY

Verano is a leading vertically integrated multi-state cannabis company and is one of the largest publicly traded multi-state operators in the U.S. by reported annual revenue for the year ended December 31, 2022. As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is to support the ongoing development of communal wellness by providing responsible access to regulated medical and adult use cannabis products. All of our business, operating results, and financial condition relate to U.S. cannabis-related activities. As of May 8, 2023, through our subsidiaries and affiliates, we are licensed to conduct businesses in 14 states and actively operate businesses in 13 states, including 126 retail dispensaries, and 14 cultivation and processing facilities with over 1,000,000 square feet of cultivation capacity. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult use markets.

Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 22 states plus the District of Columbia and the U.S. territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for medical and adult use cannabis, and 11 states allow the use of low THC and high CBD products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

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
SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) unaudited interim condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 and (ii) condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, which have been derived from, and should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected unaudited interim condensed consolidated financial information below may not be indicative of the Company's future performance.

Three Months Ended March 31, 2023, as Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change
Revenues, net of discounts	$227,060	$202,235	$24,825
Gross Profit	109,185	98,617	10,568
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(9,237)	(214)	(9,023)

Net Loss per share – basic & diluted	(0.03)	(0.00)	(0.03)
Revenues, net of discounts

Revenues, net of discounts for the three months ended March 31, 2023 was $227,060, an increase of $24,825 or 12.3%, compared to revenue of $202,235 for the three months ended March 31, 2022. Key performance drivers for retail revenue for the quarter were primarily driven by continued market expansion into New Jersey, which began permitting adult use sales in the second quarter of 2022, and increased revenue from the Connecticut market which began adult use sales in January of 2023. During the three months ended March 31, 2023, the Company opened six new stores in Florida, Pennsylvania and West Virginia. Additionally, consistent with other operators, we saw continued plateauing and pricing pressure in certain markets due to seasonality, as well as, increased competition in select markets, specifically in Illinois and Pennsylvania, when comparing the three months ended March 31, 2022 to the three months ended March 31, 2023. Retail revenue for the three months ended March 31, 2023 was approximately 69.7% of total revenue compared to 75.6% of total revenue for the three months ended March 31, 2022, excluding intersegment eliminations. Key performance drivers for cultivation (wholesale) revenues were continued cultivation expansion into the New Jersey and Connecticut adult use markets which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales when compared to the three months ended March 31, 2022. Cultivation (wholesale) revenue for the three months ended March 31, 2023 was 30.3% of total revenue compared to 24.4% of total revenue for the three months ended March 31, 2022, excluding intersegment eliminations.
Gross Profit

Gross profit for the three months ended March 31, 2023 was $109,185, representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 48.1%. This is compared to gross profit for the three months ended March 31, 2022 of $98,617, which represented a 48.8% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit during the three months ended March 31, 2023 was primarily attributable to improved sell through of Verano products and a lower comparative impact related to inventory step-ups from acquisitions, which was offset by pricing pressure, which contributed to a lower gross profit margin as compared to the three months ended March 31, 2022.

Net Loss
Net Loss attributable to the Company for the three months ended March 31, 2023 was $(9,237), an increase of $(9,023), compared to a net loss of $(214) for the three months ended March 31, 2022. The variance in net loss was largely driven by an overall increase in other expenses, attributable to an increase in interest expense related to our 2022 Credit Agreement for the three months ended March 31, 2023 compared to a gain on deconsolidation and a gain on previously held equity interests for the three months ended March 31, 2022.

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change
Cost of Goods Sold, net	$117,875	$103,618	$14,257

Selling, General, and Administrative Expenses	75,243	89,560	(14,317)

Other Income (Expense)	(14,699)	14,530	(29,229)

Provision for Income Taxes	(28,320)	(25,515)	(2,805)
Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the three months ended March 31, 2023 was $117,875, an increase of $14,257 or 13.8%, from the three months ended March 31, 2022. The variance was primarily driven by overall top-line revenue growth and from market expansion into New Jersey.
Selling, General, and Administrative Expenses
Total selling, general and administrative expenses for the three months ended March 31, 2023 were $75,243, a decrease of $14,317 or 16.0%, compared to total selling, general and administrative expenses of $89,560 for the three months ended March 31, 2022. Total selling, general and administrative expenses as a percentage of revenue was 33.1% and 44.3% for the three months ended March 31, 2023, and 2022, respectively. The decrease was primarily due to a $7,528 decrease in salaries and benefits and a $7,993 decrease in general and administrative expenses driven largely by earn out activity during the three months ended March 31, 2022. Additionally, selling, general and administrative expenses for the three months ended March 31, 2023 included lower stock based compensation expense compared to the three months ended March 31, 2022, driven by a prior period expense acceleration benefit during the three months ended March 31, 2022 and lower award grants during the three months ended March 31, 2023.
Other Income (Expense)
Total other income (expense) for the three months ended March 31, 2023, was $(14,699), a decrease of $29,229 as compared to the three months ended March 31, 2022. During the three months ended March 31, 2022 other income was increased primarily due to a gain on deconsolidation of $9,558 and a gain on previously held equity interest of $14,099 which attributed to the overall period over period decrease in other income (expense). Additionally, the decrease in other income (expense) was partially offset by an increase of interest expense as a result of the 2022 Credit Agreement for the three months ended March 31, 2023.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended March 31, 2023, was $(28,320), an increase of $2,805 or 11.0% as compared to the three months ended March 31, 2022.

Results of Operations by Segment
The Company has two reportable segments: (i) Cultivation (Wholesale) and (ii) Retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues net of sales discounts by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$80,267	$53,008	51.4%
Retail	184,242	164,334	12.1%
Intersegment Eliminations	(37,449)	(15,107)	147.9%
Total Revenues, net of discounts	$227,060	$202,235	12.3%

Revenues, net of discounts, for the cultivation (wholesale) segment were $80,267 for the three months ended March 31, 2023, an increase of $27,259 or 51.4%, compared to the three months ended March 31, 2022, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by cultivation expansion into the New Jersey and Connecticut adult use markets, coupled with increased cultivation revenues in established markets.
Revenues, net of discounts for the retail segment were $184,242 for the three months ended March 31, 2023, an increase of $19,908 or 12.1%, compared to the three months ended March 31, 2022, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was primarily driven by the Company’s continued expansion into the New Jersey, Connecticut and Florida operational markets. Florida operations are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida, Pennsylvania and West Virginia.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended March 31, 2023, approximately 30.3% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 69.7% from the retail business, excluding intersegment eliminations. For the three months ended March 31, 2022, approximately 24.4% of revenue was generated from the cultivation (wholesale) business and approximately 75.6% from the retail business.
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
Selling, general, and administrative (“SG&A”) expenses also include costs incurred at the Company’s corporate offices, primarily related to back-office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. Going forward, SG&A expenses are expected to continue in line with the Company’s expansion plans. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to these expansion plans and anticipates an increase in stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly traded company in Canada and a public-reporting company in the U.S.
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
LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of March 31, 2023 and December 31, 2022, the Company had total current liabilities of $363,386 and $386,645, respectively. As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $95,129 and $84,851, respectively, to meet its current obligations. The Company had a working capital deficit of $(47,629) as of March 31, 2023, an increase of working capital of $20,741 as compared to December 31, 2022. This increase in working capital was primarily driven by a $10,925 decrease in inventory and a $10,278 increase in cash and cash equivalents.

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
While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the three months ended March 31, 2023, the uncertain nature of the spread of variants of COVID-19 may impact our business operations for reasons including government lock-downs and the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from COVID-19 will in part depend on our ability to protect our employees, customers and supply chain partners.

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

Our long-term liquidity requirements consist primarily of completing additional acquisitions, scheduled debt payments, maintaining and expanding our operations and other general business needs. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. We believe that the foregoing sources of capital will provide sufficient funds for our operations, anticipated expansion and scheduled debt payments for the long term. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and our ability to obtain debt or equity financing on acceptable terms.
Credit Facility

In October 2022, Verano and certain of its subsidiaries and affiliates, as the Borrowers, entered into the 2022 Credit Agreement with the lenders party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the lenders elect to fund such incremental term loan. At funding, all of the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.

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

The obligations under the 2022 Credit Agreement are secured by substantially all of the assets of the Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions. The 2022 Credit Agreement provides for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which rate may be increased by 3.00% upon an event of default or 6.00% upon a material event of default as provided in the 2022 Credit Agreement. The initially funded $350,000 loan requires scheduled amortization payments of $350 per month with the remaining principal balance due in full on October 30, 2026.

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

As of March 31, 2023, the Company was in compliance with such financial covenants.

George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalty and fees are immaterial.
Mortgage Loans
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

Other

In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan pays interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction. This loan has been paid in full and is no longer outstanding as of March 31, 2023.
During the fourth quarter of 2022, the Company agreed to enter into a debt note, payable to the initial $12,500 of contingent consideration, in connection with the Agronomed Biologics, LLC acquisition, over equal installments in 2023 and as such the amount due was reclassified from acquisition consideration payable to current portion of debt balance on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change
Net Cash Provided by Operating Activities	$16,862	$34,457	$(17,595)
Net Cash Used in Investing Activities	(7,225)	(86,743)	79,518
Net Cash Provided by Financing Activities	642	92,805	(92,163)
Cash flows from Operating Activities. During the three months ended March 31, 2023 and 2022, the Company had net cash inflows of $16,862 and $34,457, respectively. The $17,595 decrease was mainly driven by a decrease in inventory of $(10,925) related to the standardization of the Company's inventory costing model and a $5,018 decrease in income tax payable due to tax payments made during the three months ended March 31, 2023.

Cash Flows from Investing Activities. During the three months ended March 31, 2023 and 2022, the Company had net cash outflows of $(7,225) and $(86,743), respectively. The $79,518 decrease in net cash outflows during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily due to a decrease in acquisition of business, net of cash acquired of $(500) during the three months ended March 31, 2023, compared to $(60,082) for the three months ended March 31, 2022. In addition, the decrease was driven by purchases of property, plant and equipment of $(8,555) during the three months ended March 31, 2023, compared to purchases of property, plant and equipment of $(48,300) during the three months ended March 31, 2022.

Cash Flows from Financing Activities. During the three months ended March 31, 2023 and 2022, the Company had net cash inflows of $642 and $92,805, respectively. The $(92,163) decrease was primarily driven by proceeds from the issuance of debt of $23,710 during the three months ended March 31, 2023 when compared to $102,660 during the three months ended March 31, 2022. The decrease in cash provided is also driven by principal repayments of debt for the three months ended March 31, 2023 of $(22,759) when compared to $(6,870) for the three months ended March 31, 2022.
Off-Balance Sheet Arrangements
The Company currently does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including its liquidity and capital resources.
Changes in or Adoption of Accounting Practices
Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1 - Overview and Basis of Presentation.
Critical Accounting Policies and Significant Judgements and Estimates
There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk disclosures as set forth in Part II of the Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Transition Period to Comply with Management’s Assessment of Internal Controls over Financial Reporting
From June 25, 2022, the effective date of our Registration Statement on Form 10 and the date we became a U.S. reporting company, and continuing during a transition period provided by the SEC for newly public reporting companies in Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), the Company is exempted from the requirement that it include management’s report on its assessment of the Company’s internal controls over financial reporting until its second Annual Report on Form 10-K is filed with the SEC.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at that time that our disclosure controls and procedures were not effective due to material weaknesses in our internal control environment and information and communication. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We previously identified accounting errors that were deemed to be material weaknesses and resulted in the restatement of prior issued financial statements for the quarter ended March 31, 2022. These previously reported material weaknesses, present for all previously reported periods, pertain to the accounting treatment and calculation of stock-based compensation, the calculation of tax expense, acquisition earnouts, and the accounting treatment of consolidated entity distributions, which have not been remediated. Please see the Notes to the Unaudited Interim Consolidated Financial Statements, Note 1 - Overview and Basis of Presentation.

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

As part of improving the effectiveness of our disclosure controls and procedures, including complying with Section 404(a) of SOX regarding internal control over financial reporting, we have restructured the accounting function which includes the creation of new accounting positions, reallocating responsibilities of job functions, implementing new and modified reporting and testing procedures, and we have hired, and will continue to hire, additional internal personnel and third-party accounting support services. The U.S. labor market is competitive, and the professionals and other personnel we desire to hire are sought after by other companies and accounting firms. In addition, because our business involves cannabis, which is classified as federally illegal, many accounting firms and other third-party service providers as well as some individuals are unwilling to work or provide services for us. We may not be able to attract, hire and retain enough qualified management and accounting personnel and third-party service providers to enable us to implement and maintain sufficient internal control over financial reporting and comply with other public company requirements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company may be subject to legal proceedings, claims, investigations and government inquiries in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties.

There have been no material developments with respect to the legal proceedings with GGH previously disclosed in Item 3 of the Form 10-K.

ITEM 1A. RISK FACTORS.

Item 1A. “Risk Factors” in our Form 10-K filed with the SEC on March 30, 2023, includes a discussion of our risk factors. There have been no material changes from the risk factors described in the Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Subordinate Voting Shares

On January 10, 2023, pursuant to a merger agreement, the Company issued 1,625,546 Subordinate Voting Shares as additional consideration to the holder of equity interests in connection with the Company’s acquisition of Connecticut Pharmaceutical Solutions Holdings, LLC, which owns a cannabis license for, and is engaged in, the cultivation of cannabis in Connecticut. All of such Subordinate Voting Shares were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506(b) promulgated under the Securities Act of 1933, because (i) the issuances were not made by general solicitation or advertising and (ii) the issuances were made only to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933).

Proportionate Voting Shares

On February 14, 2023 the Company converted 449 Proportionate Voting Shares into 44,997 Subordinate Voting Shares.

On March 24, 2023 all outstanding Proportionate Voting Shares were converted into Subordinate Voting Shares. There were 133,373 Proportionate Voting Shares that converted into 13,337,286 Subordinate Voting Shares and no Proportionate Voting Shares are outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

The Board of Directors of the Company has established June 22, 2023 as the date of the Company’s 2023 annual general and special meeting of shareholders (the “2023 Annual Meeting”). The close of business on April 27, 2023 is the record date for determining shareholders of the Company who are entitled to vote at the 2023 Annual Meeting, including any adjournments or postponements of the 2023 Annual Meeting.

The Company’s 2022 annual general meeting of shareholders (the “2022 Annual Meeting”) was held on August 3, 2022. Given the date of the 2023 Annual Meeting is being changed by more than 30 days from the one-year anniversary of the 2022 Annual Meeting, the Company is informing shareholders of this change in accordance with Rule 14a-5(f) under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1*
Articles of Verano Holdings Corp., dated February 11, 2021 (filed as Exhibit 3.1 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

3.2*
Notice of Articles of Verano Holdings Corp., dated February 11, 2021 (filed as Exhibit 3.2 to our Registration Statement on Form 10 filed April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
*    Previously filed.
**    Filed herewith
***     Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 10, 2023

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Brett Summerer
Name:	Brett Summerer
Title:	Chief Financial Officer