Form 10-Q
period 2023-06-30
Verano Holdings Corp.
filed 2023-08-08
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 343,367,514 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking information” and “forward-looking statements” within the meaning of United States securities laws (together, “forward-looking statements”). All statements, other than statements of historical fact, made by the Company or its affiliates that address activities, events or developments that the Company or its affiliates expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may,” “will,” “would,” “could,” “should,” “believes,” “assumes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “intends,” “anticipates,” “targeted,” “continues,” “forecasts,” “designed,” “goal,” “progress,” or the negative of those words or other similar or comparable words.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$102,579	$84,851
Accounts Receivable, net	28,658	16,580
Held for Sale Assets	1,735	3,433
Inventory	144,888	164,532
Prepaid Expenses and Other Current Assets	41,070	48,879

Total Current Assets	318,930	318,275

Property, Plant and Equipment, net	519,284	525,905
Right of Use Assets, net	84,249	82,278
Intangible Assets, net	1,135,036	1,180,766
Goodwill	269,282	269,088
Investment in Associates	6,716	6,977
Deposits and Other Assets	13,306	12,766

TOTAL ASSETS	$2,346,803	$2,396,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$34,728	$40,501
Accrued Liabilities	53,676	41,762
Income Tax Payable	227,086	252,767
Current Portion of Lease Liabilities	9,372	8,889
Current Portion of Debt	21,425	24,464
Acquisition Consideration Payable	2,032	18,262

Total Current Liabilities	348,319	386,645

Long-Term Liabilities:
Debt, net of Current Portion	398,953	388,540
Lease Liabilities, net of Current Portion	78,926	76,853
Deferred Income Taxes	189,307	196,473
Other Long-Term Liabilities	4,954	5,994

Total Long-Term Liabilities	672,140	667,860

TOTAL LIABILITIES	$1,020,459	$1,054,505
Contingencies and Other (See Note 11)

SHAREHOLDERS’ EQUITY	1,326,344	1,341,550

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,346,803	$2,396,055
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net of Discounts	$234,115	$223,662	$461,175	$425,897
Cost of Goods Sold, net	118,924	125,547	236,799	229,165

Gross Profit	115,191	98,115	224,376	196,732

Selling, General, and Administrative Expenses	84,660	100,263	159,908	189,824

Income (Loss) from Investments in Associates	(101)	(144)	(261)	1,860

Income (Loss) from Operations	30,430	(2,292)	64,207	8,768

Other Income (Expense), net:
Loss on Disposal of Property, Plant and Equipment	(388)	(203)	(322)	(1,192)
Gain (Loss) on Deconsolidation	—	(73)	—	9,485
Gain (Loss) on Previously Held Equity Interest	—	(171)	—	13,928
Loss on Debt Extinguishment	—	—	(663)	—
Interest Expense, net	(14,013)	(11,624)	(29,918)	(22,295)
Other Income (Expense), net	(1,411)	15,619	397	18,153

Total Other Income (Expense), net	(15,812)	3,548	(30,506)	18,079

Income Before Provision for Income Taxes and Non-Controlling Interest	14,618	1,256	33,701	26,847

Provision For Income Taxes	(27,679)	(11,103)	(55,999)	(36,617)

Net Loss Before Non-Controlling Interest	(13,061)	(9,847)	(22,298)	(9,770)

Net Income Attributable to Non-Controlling Interest	—	—	—	291
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(13,061)	$(9,847)	$(22,298)	$(10,061)

Net Loss per share – basic	$(0.04)	$(0.03)	$(0.07)	$(0.03)
Net Loss per share – diluted	$(0.04)	$(0.03)	$(0.07)	$(0.03)

Basic – weighted average shares outstanding	342,533,911	328,519,193	342,006,385	327,402,503
Diluted – weighted average shares outstanding	342,533,911	328,519,193	342,006,385	327,402,503
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity ($ in Thousands)

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of April 1, 2022 (As Restated)	327,868,398	$1,578,232	$—	$(55,449)	$—	$1,522,783

Share-based compensation	26,570	12,523	—	—	—	12,523

Issuance of shares in conjunction with acquisitions	808,258	5,540	—	—	—	5,540

Contingent consideration & other adjustments to purchase accounting	2,115,438	17,726	—	—	—	17,726

Net loss	—	—	—	(9,847)	—	(9,847)

Balance as of June 30, 2022	330,818,664	$1,614,021	$—	$(65,296)	$—	$1,548,725

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of April 1, 2023	342,330,264	$1,670,116	$(9)	$(333,636)	$—	$1,336,471

Share-based compensation	824,625	3,976	—	—	—	3,976

Issuance of shares to relieve liability obligations	212,625	(1,043)	—	—	—	(1,043)

Foreign currency translation adjustment	—	—	1	—	—	1

Contingent consideration & other adjustments to purchase accounting	—	—	—	—	—	—

Net loss	—	—	—	(13,061)	—	(13,061)

Balance as of June 30, 2023	343,367,514	$1,673,049	$(8)	$(346,697)	$—	$1,326,344

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued) ($ in Thousands)

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2022 (As Restated)	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

Share-based compensation	797,907	24,265	—	—	—	24,265

Issuance of shares in conjunction with acquisitions	2,211,325	18,760	—	—	—	18,760

Non-controlling interest adjustment for change in ownership	—	—	—	—	(1,567)	(1,567)

Contingent consideration & other adjustments to purchase accounting	3,496,770	35,231	—	—	—	35,231

Net income (loss)	—	—	—	(10,061)	291	(9,770)

Balance as of June 30, 2022	330,818,664	$1,614,021	$—	$(65,296)	$—	$1,548,725

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2023	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

Share-based compensation	942,573	4,482	—	—	—	4,482

Issuance of shares to relieve liability obligations, net	816,021	2,610	—	—	—	2,610

Foreign currency translation adjustment	—	—	—	—	—	—

Contingent consideration & other adjustments to purchase accounting	1,625,546	—	—	—	—	—

Net loss	—	—	—	(22,298)	—	(22,298)

Balance as of June 30, 2023	343,367,514	$1,673,049	$(8)	$(346,697)	$—	$1,326,344

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(22,298)	$(10,061)
Net income attributable to non-controlling interest	—	291
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,293	69,911
Stock based compensation	4,292	24,405
Right of use assets amortization	5,189	4,179
Non-cash interest expense	593	1,016
Loss on disposal of property, plant and equipment	322	1,192
Gain on deconsolidation	—	(9,485)
Gain on investments in associates	—	(13,928)
Loss on debt extinguishment	663	—
Unrealized loss on marketable securities	257	2,148
Decrease in fair value of contingent consideration	(3,466)	(9,102)
Other, net	2,420	4,907
Changes in operating assets and liabilities:
Accounts receivable	(11,302)	4,157
Accounts payable	(8,707)	14,686
Inventory	19,833	(19,927)
Income tax payable	(25,876)	5,508
Other assets, net	5,956	(6,128)
Other liabilities, net	2,571	(20,121)
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,740	43,648

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,541)	(86,851)
Proceeds from disposal of assets	2,172	1,841
Acquisition of business, net of cash acquired	(13,250)	(94,042)
Proceeds from sale of deconsolidation and investment in associates	—	19,576
NET CASH USED IN INVESTING ACTIVITIES	(27,619)	(159,476)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	32,167	120,774
Principal repayments of debt	(26,876)	(8,245)
Debt issuance costs paid	(684)	(2,986)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,607	109,543

Effects of exchange rate fluctuations on cash and cash equivalents	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,728	(6,285)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,851	99,118

CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,579	$92,833

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid, net	$30,191	$10,608

NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$6,521	$3,296

Issuance of shares to relieve liability obligations, net	$2,610	$—

Issuance of shares under business combinations	$—	$53,950

Acquisitions
Tangible and intangible assets acquired, net of cash	$—	$17,533
Liabilities assumed	(194)	(4,362)
Acquisition consideration payable	13,250	72,364
Goodwill	194	8,507
	$13,250	$94,042

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
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the U.S. As a vertically integrated provider, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licenses across 13 state markets (Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia).
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
The Company’s corporate headquarters is located at 415 North Dearborn St., 4th Floor, Chicago, Illinois 60654.
(b)Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this document refer to United States dollars, and all references to “C$” refer to Canadian dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 (the "2022 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023 (the "Form 10-K"). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying unaudited interim condensed consolidated financial statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification ("ASC") 810 Consolidation. The preparation of the Company’s unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the 2023 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of December 31, 2022 contained in the Form 10-K.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
(c)Basis of Consolidation
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
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and six months ended June 30, 2023 and 2022 because their impact would have been anti-dilutive.
(f)Recently Issued Accounting Standards
The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the Company’s business for disclosure.

2.INVENTORY
The Company’s inventory consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw Materials	$4,558	$7,120
Work in Process	109,436	123,101
Finished Goods	30,894	34,311

Total Inventory	$144,888	$164,532

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Land	$31,817	$31,877
Buildings and Improvements	197,453	197,819
Furniture and Fixtures	17,841	16,189
Computer Equipment and Software	23,687	21,478
Leasehold Improvements	223,352	211,785
Tools and Equipment	89,379	88,507
Vehicles	4,297	4,992
Assets Under Construction (1)	43,072	41,800

Total Property, Plant and Equipment, Gross	630,898	614,447
Less: Accumulated Depreciation	(111,614)	(88,542)

Property, Plant and Equipment, Net	$519,284	$525,905
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended June 30, 2023 and June 30, 2022, depreciation expense included in costs of goods sold totaled $8,532 and $7,311, respectively. For the three months ended June 30, 2023 and June 30, 2022, depreciation expense included in selling, general, and administrative expense totaled $3,840 and $3,178, respectively.

For the six months ended June 30, 2023 and June 30, 2022, depreciation expense included in costs of goods sold totaled $17,056 and $14,368, respectively. For the six months ended June 30, 2023 and June 30, 2022, depreciation expense included in selling, general, and administrative expense totaled $7,507 and $5,719, respectively.

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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4.INTANGIBLE ASSETS AND GOODWILL (Continued)
As of June 30, 2023, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2023	$1,274,981	$54,166	$6,431	$1,335,578
Balance as of June 30, 2023	$1,274,981	$54,166	$6,431	$1,335,578

Accumulated Amortization
Balance as of January 1, 2023	143,246	9,579	1,987	154,812
Amortization	42,500	2,711	519	45,730
Balance as of June 30, 2023	$185,746	$12,290	$2,506	$200,542

Net Book Value
Balance as of January 1, 2023	1,131,735	44,587	4,444	1,180,766
Balance as of June 30, 2023	$1,089,235	$41,876	$3,925	$1,135,036
Amortization periods of assets with finite lives are based on management’s estimates as of the date of acquisition.
The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2023:

Year Ending December 31:	Estimated Amortization
2023 (Remaining)	$45,730
2024	91,461
2025	91,461
2026	90,746
2027	90,672
Thereafter	724,966
$1,135,036
The changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2023 were as follows:

	January 1, 2023	Impairment	Adjustments to purchase price allocation	Acquisitions	June 30, 2023
Cultivation	$83,004	$—	$—	$—	$83,004
Retail	186,084	—	194	—	186,278
Total	$269,088	$—	$194	$—	$269,282

As of June 30, 2023, the Company recorded a measurement period adjustment in connection with the September 7, 2022 acquisition of WSCC, Inc. The net impact led to an increase of $194 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition date that led to changes in provisional amounts recognized in the initial opening financials for income taxes.

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
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	$(13,061)	$(9,847)	$(22,298)	$(10,061)

Denominator
Basic
Weighted-average shares outstanding – basic	342,533,911	328,519,193	342,006,385	327,402,503

Diluted
Weighted-average shares outstanding – diluted	342,533,911	328,519,193	342,006,385	327,402,503

Net Loss per share - basic	$(0.04)	$(0.03)	$(0.07)	$(0.03)
Net Loss per share - diluted	$(0.04)	$(0.03)	$(0.07)	$(0.03)
Potentially dilutive securities of approximately 1,258,191 and 814,672 for the three and six months ended June 30, 2023 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
Total consideration included cash of $7,448, forgiveness of other receivables of $2,894, and equity consideration of 1,403,067 Subordinate Voting Shares valued at $13,221 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, all of which was paid at the closing of the transaction. As of June 30, 2023, the total consideration had been paid in full.
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

The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenues of $4,127 and $5,091 and net income of $167 and $59 related to the acquired operations of Greengate for the three and six months ended June 30, 2022, respectively.

The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenues of $4,876 and $9,395 and net income of $770 and $1,551 related to the acquired operations of Greengate for the three and six months ended June 30, 2023, respectively.

Pro forma net revenues and net (loss) for the consolidated company for the six months ended June 30, 2022 are $428,709 and $(9,574), respectively. Such unaudited pro forma information gives effect to the Greengate acquisition as if it had occurred on January 1, 2022. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operation results.

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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
Total consideration included cash of $6,085, of which $5,773 was paid at closing, $280 was paid upon settlement of purchase price adjustments and $32 is to be paid upon delivery of a letter of transmittal from one former shareholder. The transaction also included equity consideration of 1,536,685 Subordinate Voting Shares valued at $9,742 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, of which $7,663 or 1,208,745 Subordinate Voting Shares were issued at the closing of the transaction, $66 or 10,440 Subordinate Voting Shares will be issued upon the delivery of a letter of transmittal from one former shareholder, and $2,013 or 317,500 Subordinate Voting Shares were held back to secure indemnity claims, the balance of which will be paid 18 months subsequent to the closing of the transaction. The 10,440 Subordinate Voting Shares due to a former shareholder and 317,500 Subordinate Voting Shares held back to secure indemnity claims met equity classification at closing in accordance with ASC 815. As of June 30, 2023, the present value of unpaid deferred consideration of $32 is included in the Acquisition Consideration Payable balance on the Company’s Condensed Consolidated Balance Sheet.

The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis licenses acquired at a fair value of $7,604. The residual purchase price of $2,514 was recognized as goodwill. The Company also recognized an additional $1,596 to goodwill related to the deferred tax liability associated with the acquired cannabis licenses. During the fourth quarter of 2022, the Company recognized a decrease of $181 to goodwill related to an increase of $99 to accrued liabilities and finalizing the purchase price adjustment in which the Company did not have to pay the $280 cash held back at closing. The Company also recognized a decrease of $660 to the intangible license value offset by a decrease of $139 to deferred taxes and an increase of $521 to goodwill. The Company recognized a $5,739 long-term indemnified asset measured using the same assumptions used to identify a $5,739 uncertain tax position, which is fully indemnifiable as outlined in the merger agreement. The long-term indemnified asset was increased by $3,324 in the fourth quarter of 2022. As of June 30, 2023, the Company recorded a measurement period adjustment which led to an increase of $194 to goodwill.

The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenues of $3,654 and $7,128 and net income of $39 and $86 related to the acquired operations of Sierra Well for the three and six months ended June 30, 2023, respectively.
2022 Dispositions
Canna Cuzzos, LLC
Canna Cuzzos, LLC (“Canna Cuzzos”) is a medical marijuana licensee for a retail dispensary in Waldorf, Maryland. In 2017, a subsidiary of the Company entered into a management services agreement ("MSA") with Canna Cuzzos and provided operating and other services for Canna Cuzzos’ dispensary. In 2018, Verano Holdings LLC acquired options to purchase all the ownership interests of a Maryland limited liability company (the “LLC”), which held a 40% ownership interest in the sole owner of Canna Cuzzos, resulting in such options being exercisable for an indirect 40% ownership interest in Canna Cuzzos. On January 31, 2022, all of the ownership interests of the sole owner of Canna Cuzzos were sold to a third party for a cash purchase price of $5,000, subject to adjustment based on working capital levels and outstanding liabilities. Upon consummation of the sale, the MSA with Canna Cuzzos was terminated. Prior to the sale being consummated, Verano Holdings LLC consented to the sale, amended the options to receive an assignment of the LLC’s sale proceeds thereunder and agreed to provide the LLC administrative services in connection with the sale transaction. Prior to the sale of its parent company, Canna Cuzzos was consolidated with the Company through the Variable Interest Model (“VIE”) in accordance with ASC 810. The assignment of the LLC’s sale proceeds resulted in a gain to the Company of $1,701 for the six months ended June 30, 2022 and is classified as a component of Other Income (Expense), net in the Unaudited Interim Condensed Consolidated Statement of Operations.

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

Other Acquisition Consideration Payable Adjustments

During the six months ended June 30, 2023, the Company recorded (i) a $106 reclassification of the remaining acquisition consideration payable balance relating to the 2020 acquisition of MME IL Holdings, LLC, to record a potential liability that was deemed to be both probable and estimable, and as of June 30, 2023, the outstanding consideration has been in full; (ii) a $500 cash payment reducing the acquisition consideration payable balance for the 2020 acquisition of Elevele, LLC, and as of June 30, 2023, the outstanding consideration has been in full; and (iii) a $3,466 decrease in contingent consideration related to the 2021 acquisition of NSE Holdings, LLC, which is included as a gain in the other income, net line of the Unaudited Interim Condensed Consolidated Statement of Operations, and as of June 30, 2023, the outstanding consideration value was estimated to be zero.

7.DEBT

As of June 30, 2023, and December 31, 2022 debt consisted of the following:

	June 30, 2023	December 31, 2022

Credit Facility	$350,000	$350,000
Secured Promissory Notes	8,129	36,805
Mortgage Loans	79,575	44,985
Vehicle and Equipment Loans	1,201	1,824
Unamortized Debt Issuance Costs	(18,527)	(20,610)

Total Debt	$420,378	$413,004

Less: Current Portion of Debt	21,425	24,464

Total Long-Term Debt, net	$398,953	$388,540

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

As of June 30, 2023, the Company was in compliance with such covenants.

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
Other
In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan paid interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction. This loan has been paid in full and is no longer outstanding as of June 30, 2023.
During the fourth quarter of 2022, the Company agreed to enter into a debt note, payable to the initial $12,500 of contingent consideration, in connection with the Agronomed acquisition, over equal installments in 2023 and as such the amount due was reclassified from Acquisition Consideration Payable to Current Portion of Debt balance on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

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
(a)Issued and Outstanding
As of June 30, 2023, the Company had 343,367,514 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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
During the six months ended June 30, 2023, the shareholders of the Company converted Proportionate Voting Shares to Subordinate Voting Shares for an impact of conversion of 449 Proportionate Voting Shares into 44,997 Subordinate Voting Shares. Additionally, during the six months ended June 30, 2023, the Company automatically converted each of the 133,373 remaining outstanding shares of Proportionate Voting Shares into 13,337,286 Subordinate Voting Shares.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

Option and RSU grants generally vest in installments over 12 to 30 months and options typically have a life of ten years.
Options
Option activity is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price C$	Weighted Average Remaining Contractual Life
Unvested Options Balance as of December 31, 2022	19,997	30.13	8.13
Granted	—	—	—
Forfeited	—	—	—
Vested	9,992	30.13	—
Unvested Options Balance at June 30, 2023	10,005	30.13	7.62
Inception to date Vested and Exercisable at June 30, 2023	29,989	30.02	7.62
As of June 30, 2023 and December 31, 2022, there were no in-the-money options.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. No options were granted, expired, or forfeited during the six months ended June 30, 2023.
Restricted Stock Units (“RSUs”)
The following table summarizes the number of unvested RSU awards as of June 30, 2023 and December 31, 2022 and the changes during the six months ended June 30, 2023:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2022	2,981,327	11.39
Granted	8,088,191	3.97
Forfeited	179,667	8.39
Vested	965,277	12.35
Unvested RSUs at June 30, 2023	9,924,574	5.30
The stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options	$87	$62	$163	$125
Restricted Stock Units	3,661	13,430	4,129	24,280
Total Stock Based Compensation Expense	$3,748	$13,492	$4,292	$24,405

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before Income Taxes	$14,618	$1,256	$33,701	$26,847
Income Tax Expense	(27,679)	(11,103)	(55,999)	(36,617)
Effective Tax Rate	189%	663%	166%	112%

The effective tax rates for the three and six months ended June 30, 2023 and 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $7,340 were recorded during the three months ended June 30, 2023, increasing the year to date discrete tax items to $12,187, as of June 30, 2023. Discrete items recorded during the three months ended June 30, 2023 primarily relate to penalties and interest on unpaid tax liabilities, the permanent impacts of stock compensation, and book remeasurement adjustments not recognized for tax purposes.
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

During the second quarter of 2023, Connecticut, Illinois, and New Jersey enacted tax legislation to decouple from Section 280E of the Code, all of which are effective January 1, 2023. The Company has significant operations in these states and is now permitted to deduct ordinary and necessary cannabis business expenses in these states. As such, the effective tax rate for the three and six months ended June 30, 2023 reflects a state income tax benefit from this change, which is not reflected in the effective tax rate for the three and six months ended June 30, 2022.
Taxes paid during the three months ended June 30, 2023 and 2022 were $51,706 and $37,323, respectively.

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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. LEASES (Continued)
During the three months ended June 30, 2023 and 2022, the Company recorded approximately $4,447 and $3,734 in operating lease expense, respectively, of which $165 and $173 was included in cost of goods sold for the same periods, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded approximately $8,760 and $7,120 in operating lease expense, respectively, of which $371 and $320 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022

Weighted average remaining lease term - years	8.09	8.12
Weighted average discount rate	8.53%	8.02%
Maturities of lease liabilities for operating leases as of June 30, 2023 were as follows:

Year Ending December 31,	Maturities of Lease Liability
Remainder 2023	$8,238
2024	16,319
2025	15,429
2026	14,506
2027	13,777
2028 and Thereafter	56,221
Total Lease Payments	124,490
Less: Imputed Interest	(36,192)
Present Value of Lease Liability	$88,298

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2023, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER (Continued)
On January 31, 2022, we entered into an Arrangement Agreement (the "GGH Arrangement Agreement") with Goodness Growth Holdings, Inc. ("GGH"), pursuant to which we agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH”s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against us in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, we filed a countersuit asserting that GGH owes us a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 because of our rightful termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 8, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. As of June 30, 2023, there have been no material developments with respect to the legal proceedings with GGH previously disclosed in Item 3 of the Form 10-K. We can provide no guarantees or assurances that we will be able to win or settle this lawsuit or our counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on our business, results of operations and financial condition.
(b)Contingencies
During the first quarter of 2023, the Company discovered a potential liability related to a previous acquisition that was deemed to be both probable and estimable. Per ASC 450 Contingencies, when both of these criteria are present, a contingent liability should be recorded. Based on this, the Company recorded a contingent liability and a corresponding charge in other income, net of $1,893 for the six months ended June 30, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net of discounts
Cultivation (Wholesale)	$86,610	$67,673	$166,877	$120,681
Retail	186,358	185,308	370,600	349,642
Intersegment Eliminations	(38,853)	(29,319)	(76,302)	(44,426)
Total Revenue, net of discounts	$234,115	$223,662	$461,175	$425,897

Depreciation and Amortization
Cultivation (Wholesale)	$18,529	$19,089	$37,050	$38,814
Retail	16,708	16,388	33,243	31,097
Total Depreciation and Amortization	$35,237	$35,477	$70,293	$69,911

Income taxes
Cultivation (Wholesale)	$8,754	$1,265	$19,011	$12,502
Retail	18,925	9,838	36,988	24,115
Total Income Taxes	$27,679	$11,103	$55,999	$36,617
The Company’s assets are aggregated into two reportable segments (cultivation (wholesale) and retail). For the purposes of testing goodwill, the Company has identified 13 reporting units. The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (cultivation (wholesale) and retail) which were primarily determined based on the licenses each market holds. Substantially all revenues are derived from customers domiciled in the United States and substantially all assets are located in the United States.

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

As of December 31, 2022, there were approximately 70,000,0001 points outstanding with an approximate value of $3,582. As of June 30, 2023, there were approximately 82,000,0001 points outstanding with an approximate value of $4,203. Such balances are included in accrued liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the VIE model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Current Assets	$111,042	$48,952
Due To/(From)	—	—
Non-Current Assets	81,823	72,081
Current Liabilities	17,277	10,193
Non-Current Liabilities	10,103	8,939
Non-Controlling Interest	—	—
Equity attributable to Verano Holdings, Corp.	165,485	101,901
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
For the Company’s long-term debt (which consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of June 30, 2023 and December 31, 2022 was $420,378 and $413,004, respectively, which included $21,425 and $24,464, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$102,579	$—	$—	$102,579
Investments	1,547	—	—	1,547
Acquisition Consideration Payable	—	—	(2,032)	(2,032)
Total	$104,126	$—	$(2,032)	$102,094

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

15.FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$84,851	$—	$—	$84,851
Investments	1,805	—	—	1,805
Acquisition Consideration Payable	—	—	(18,262)	(18,262)
Total	$86,656	$—	$(18,262)	$68,394
As of June 30, 2023, the Company held publicly traded shares of $1,547, which is included in other assets in the accompanying Condensed Consolidated Balance Sheet, and is a Level 1 financial instrument.

16.SUBSEQUENT EVENTS
Resignation of R. Michael Smullen
On July 19, 2023, R. Michael Smullen, a member of the Company's board of directors (the “Board”), informed the Company of his intention to resign from the Board and on July 19, 2023 the Board accepted Mr. Smullen’s resignation. Mr. Smullen’s resignation was not the result of any disagreement between Mr. Smullen and the Company, its management, the Board or any committee of the Board, or with respect to any matter relating to the Company’s operations, policies and practices, and such resignation is solely related to his desire to retire.
Appointment of John Tipton and Charles Mueller
On July 19, 2023, the Board approved an increase of the Board size from four to five members, and to fill the two vacancies the Board appointed John Allen Tipton, the Company’s President of the Southern Region, and Charles Frederick Mueller to serve as members of the Board, effective immediately. Additionally, the Board appointed Mr. Mueller as a member of the Audit Committee of the Board, effective immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the three and six months ended June 30, 2023 and June 30, 2022. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements and the accompanying notes for the three and six months ended June 30, 2023 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2022, 2021 and 2020 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” above and “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY

Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographic scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. Verano offers a superior cannabis shopping experience in medical and adult use markets under the Zen Leaf™ and MÜV™ dispensary banners and produces a comprehensive suite of high-quality, regulated cannabis products sold under its diverse portfolio of trusted consumer brands including Verano™, MÜV™, Savvy™, BITS™, Encore™, and Avexia™. As of August 4, 2023, through our subsidiaries and affiliates, we actively operate businesses in 13 states, including 132 retail dispensaries, and 14 cultivation and processing facilities with over 1,000,000 square feet of cultivation capacity.

Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 23 states plus the District of Columbia and the U.S. territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for medical and adult use cannabis, and 10 states allow the use of low THC and high CBD products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

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
SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022 and (ii) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, which have been derived from, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected unaudited interim condensed consolidated financial information below may not be indicative of the Company's future performance.

Three Months Ended June 30, 2023, as Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change
Revenues, net of discounts	$234,115	$223,662	$10,453
Gross Profit	115,191	98,115	17,076
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(13,061)	(9,847)	(3,214)

Net Loss per share – basic & diluted	(0.04)	(0.03)	(0.01)
Revenues, net of discounts

Revenues, net of discounts for the three months ended June 30, 2023 was $234,115, an increase of $10,453 or 4.7%, compared to revenue of $223,662 for the three months ended June 30, 2022. Key performance drivers for retail revenue for the quarter were continued market expansion into New Jersey, which began permitting adult use sales in the second quarter of 2022, and increased revenue from the Connecticut market which began adult use sales in January of 2023. Through previous acquisition activity, overall sales in Nevada contributed to the year over year revenue increase. During the three months ended June 30, 2023, the Company opened five new stores in Florida and Pennsylvania. Additionally, consistent with other operators, we saw continued plateauing and pricing pressure in certain markets due to increased competition in select markets, specifically in Arizona, Illinois and Pennsylvania, when comparing the three months ended June 30, 2022 to the three months ended June 30, 2023. Retail revenue for the three months ended June 30, 2023 was approximately 68.3% of total revenue compared to 73.2% of total revenue for the three months ended June 30, 2022. Key performance drivers for cultivation (wholesale) revenues were continued cultivation expansion into the New Jersey and Connecticut adult use markets along with higher Verano branded product sell through in Arizona, all of which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, when comparing the three months ended June 30, 2022 to the three months ended June 30, 2023. Cultivation (wholesale) revenue for the three months ended June 30, 2023 was 31.7% of total revenue compared to 26.8% of total revenue for the three months ended June 30, 2022, excluding intersegment eliminations.
Gross Profit

Gross profit for the three months ended June 30, 2023 was $115,191, representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 49.2%. This is compared to gross profit for the three months ended June 30, 2022 of $98,115, which represented a 43.9% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit during the three months ended June 30, 2023 was primarily attributable to improved sell through of Verano products, coupled with lower cultivation costs. Additionally, lower comparative impact related to inventory step-ups from acquisitions, which was partially offset by pricing pressure, contributed to a higher gross profit margin as compared to the three months ended June 30, 2022.

Net Loss
Net Loss attributable to the Company for the three months ended June 30, 2023 was $(13,061), an increase of $3,214, compared to a net loss of $(9,847) for the three months ended June 30, 2022. The change in net loss was largely driven by an increase in interest expense related to our 2022 Credit Agreement and an increase to the provision for income taxes for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change
Cost of Goods Sold, net	$118,924	$125,547	$(6,623)

Selling, General, and Administrative Expenses	84,660	100,263	(15,603)

Other Income (Expense), net	(15,812)	3,548	(19,360)

Provision for Income Taxes	(27,679)	(11,103)	(16,576)
Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the three months ended June 30, 2023 was $118,924, a decrease of $6,623 or 5.3%, from the three months ended June 30, 2022. The change was primarily driven by lower cultivation cost optimization in across select markets coupled with product decreases associated with costs in purchased finished goods.
Selling, General, and Administrative Expenses
Total selling, general and administrative expenses for the three months ended June 30, 2023 were $84,660, a decrease of $15,603 or 15.6%, compared to total selling, general and administrative expenses of $100,263 for the three months ended June 30, 2022. Total selling, general and administrative expenses as a percentage of revenue was 36.2% and 44.8% for the three months ended June 30, 2023, and 2022, respectively. The change was primarily due to a $6,727 decrease in salaries and benefits and a $7,868 decrease in general and administrative expenses driven largely by acquisition activity during the three months ended June 30, 2022 and lower stock based compensation expense compared to the three months ended June 30, 2022. Lower stock based compensation expense was driven by a prior period expense acceleration benefit during the three months ended June 30, 2022 and timing of award grants during the three months ended June 30, 2023.
Other Income (Expense), net
Total other income (expense), net for the three months ended June 30, 2023, was $(15,812), a decrease of $19,360 as compared to the three months ended June 30, 2022. The change in other income (expense), net was primarily due to an increase of interest expense as a result of the 2022 Credit Agreement coupled with lower acquisition earn out activity which attributed to the overall period over period decrease in other income (expense), net, for the three months ended June 30, 2023 when compared to the same period for June 30, 2022.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended June 30, 2023, was $27,679, an increase of $16,576 or 149.3% as compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023, as Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change
Revenues, net of discounts	$461,175	$425,897	$35,278
Gross Profit	224,376	196,732	27,644
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(22,298)	(10,061)	(12,237)

Net Loss per share – basic & diluted	(0.07)	(0.03)	(0.04)

Revenues, net of discounts

Revenues, net of discounts for the six months ended June 30, 2023 was $461,175, an increase of $35,278 or 8.3%, compared to revenue of $425,897 for the six months ended June 30, 2022. Key performance drivers for retail revenue for the six months ended June 30, 2023 were continued market expansion into New Jersey, which began permitting adult use sales in the second quarter of 2022, and increased revenue from the Connecticut market which began adult use sales in January of 2023. Additionally, through acquisition activity, overall sales in Nevada contributed to the year over year revenue increase. During the six months ended June 30, 2023, the Company opened eleven new stores in Florida, Pennsylvania, and West Virginia. Additionally, consistent with other operators, we saw continued plateauing and pricing pressure in certain markets due to increased competition in select markets, specifically in Arizona, Illinois and Pennsylvania, when comparing the six months ended June 30, 2022 to the six months ended June 30, 2023. Retail revenue for the six months ended June 30, 2023 was approximately 69.0% of total revenue compared to 74.3% of total revenue for the six months ended June 30, 2022, excluding intersegment eliminations. Key performance drivers for cultivation (wholesale) revenues were continued cultivation expansion into the New Jersey and Connecticut adult use markets along with higher Verano product sell through in Arizona, all of which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, when comparing the six months ended June 30, 2022 to the six months ended June 30, 2023. Cultivation (wholesale) revenue for the six months ended June 30, 2023 was 31.0% of total revenue compared to 25.7% of total revenue for the six months ended June 30, 2022, excluding intersegment eliminations.

Gross Profit

Gross profit for the six months ended June 30, 2023 was $224,376, representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 48.7%. This is compared to gross profit for the six months ended June 30, 2022 of $196,732, which represented a 46.2% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit during the six months ended June 30, 2023 was primarily attributable to improved sell through of Verano products, coupled with lower cultivation costs. Additionally, lower comparative impact related to inventory step-ups from acquisitions, which was partially offset by pricing pressure, contributed to a higher gross profit margin as compared to the six months ended June 30, 2022.
Net Loss
Net loss attributable to the Company for the six months ended June 30, 2023 was $(22,298), an increase of $12,237, compared to a net loss of $(10,061) for the six months ended June 30, 2022. The change in net income was largely driven by an overall increase in other expenses, attributable to an increase in interest expense related to our 2022 Credit Agreement for the six months ended June 30, 2023 when compared to June 30, 2022. Additionally, the variance was also driven by a gain on deconsolidation and a gain on previously held equity interests for the six months ended June 30, 2022.

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change
Cost of Goods Sold, net	$236,799	$229,165	$7,634

Selling, General, and Administrative Expenses	159,908	189,824	(29,916)

Other Income (Expense), net	(30,506)	18,079	(48,585)

Provision for Income Taxes	(55,999)	(36,617)	(19,382)
Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the six months ended June 30, 2023 was $236,799, an increase of $7,634 or 3.3%, from the six months ended June 30, 2022. The change was primarily driven by overall top-line revenue growth in Connecticut and New Jersey.
Selling, General, and Administrative Expenses
Total selling, general and administrative expenses for the six months ended June 30, 2023 were $159,908, a decrease of $29,916 or 15.8%, compared to total selling, general and administrative expenses of $189,824 for the six months ended June 30, 2022. Total selling, general and administrative expenses as a percentage of revenue was 34.7% and 44.6% for the six months ended June 30, 2023, and 2022, respectively. The decrease was primarily due to a $14,255 decrease in salaries and benefits and a $15,856 decrease in general and administrative expenses driven largely by acquisition activity during the six months ended June 30, 2022. Additionally, selling, general and administrative expenses for the six months ended June 30, 2023 included lower stock based compensation expense compared to the six months ended June 30, 2022, driven by a prior period expense acceleration benefit during the six months ended June 30, 2022 and timing of award grants during the six months ended June 30, 2023.

Other Income (Expense), net
Total other income (expense), net for the six months ended June 30, 2023, was $(30,506), a decrease of $48,585 as compared to the six months ended June 30, 2022. The change in other income (expense), net was primarily driven by an increase of interest expense as a result of the 2022 Credit Agreement for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. Comparatively, during the six months ended June 30, 2022, other income (expense), net increased primarily due to a gain on deconsolidation of $9,485, a gain on previously held equity interest of $13,928, and acquisition earn out activity which attributed to the overall period over period decrease in other income (expense), net.

Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the six months ended June 30, 2023, was $55,999, an increase of $19,382 or 52.9% as compared to the three months ended June 30, 2022.

Results of Operations by Segment
The Company has two reportable segments: (i) Cultivation (Wholesale) and (ii) Retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues net of sales discounts by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
($ in thousands)	2023	2022	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$86,610	$67,673	28.0%
Retail	186,358	185,308	0.6%
Intersegment Eliminations	(38,853)	(29,319)	32.5%
Total Revenues, net of discounts	$234,115	$223,662	4.7%

Revenues, net of discounts, for the cultivation (wholesale) segment were $86,610 for the three months ended June 30, 2023, an increase of $18,937 or 28.0%, compared to the three months ended June 30, 2022, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts was primarily driven by cultivation expansion into the New Jersey and Connecticut adult use markets, along with higher Verano product sell through in Arizona, all of which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, which contributed to the increase in cultivation (wholesale) revenues, net of discounts.
Revenues, net of discounts, for the retail segment were $186,358 for the three months ended June 30, 2023, an increase of $1,050 or 0.6%, compared to the three months ended June 30, 2022, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts was primarily driven by the Company’s continued expansion into the New Jersey, Connecticut and Florida operational markets. Florida operations are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida and Pennsylvania. Additionally, through acquisition activity, overall sales in Nevada contributed to the year over year revenue increase.

	Six Months Ended June 30,
($ in thousands)	2023	2022	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$166,877	$120,681	38.3%
Retail	370,600	349,642	6.0%
Intersegment Eliminations	(76,302)	(44,426)	71.8%
Total Revenues, net of discounts	$461,175	$425,897	8.3%

Revenues, net of discounts, for the cultivation (wholesale) segment were $166,877 for the six months ended June 30, 2023, an increase of $46,196 or 38.3%, compared to the six months ended June 30, 2022, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by cultivation expansion into the New Jersey and Connecticut adult use markets, coupled with increased cultivation revenues in established markets. Additionally, higher Verano product sell through attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, which contributed to the increase in cultivation (wholesale) revenues, net of discounts.

Revenues, net of discounts for the retail segment were $370,600 for the six months ended June 30, 2023, an increase of $20,958 or 6.0%, compared to the six months ended June 30, 2022, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was primarily driven by the Company’s continued expansion into the New Jersey, Connecticut and Florida operational markets. Florida operations are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida, Pennsylvania and West Virginia.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended June 30, 2023, approximately 31.7% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 68.3% from the retail business, excluding intersegment eliminations. For the six months ended June 30, 2023, approximately 31.0% of revenue was generated from the cultivation (wholesale) business and approximately 69.0% from the retail business, excluding intersegment eliminations.
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
LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of June 30, 2023 and December 31, 2022, the Company had total current liabilities of $348,319 and $386,645, respectively. As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $102,579 and $84,851, respectively, to meet its current obligations. The Company had a working capital deficit of $(29,389) as of June 30, 2023, an increase of working capital of $38,981 as compared to December 31, 2022. This increase in working capital was primarily driven by a $25,681 decrease in income tax payable and a $16,230 decrease in acquisition consideration payable.

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
While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the six months ended June 30, 2023, the uncertain nature of the spread of variants of COVID-19 may impact our business operations for reasons including government lock-downs and the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from COVID-19 will in part depend on our ability to protect our employees, customers and supply chain partners.
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
As of June 30, 2023, the Company was in compliance with such financial covenants.

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

Other

In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan paid interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction. This loan has been paid in full and is no longer outstanding as of June 30, 2023.
During the fourth quarter of 2022, the Company agreed to enter into a debt note, payable to the initial $12,500 of contingent consideration, in connection with the Agronomed Biologics, LLC acquisition, over equal installments in 2023 and as such the amount due was reclassified from acquisition consideration payable to current portion of debt balance on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	$ Change
Net Cash Provided by Operating Activities	$40,740	$43,648	$(2,908)
Net Cash Used in Investing Activities	(27,619)	(159,476)	131,857
Net Cash Provided by Financing Activities	4,607	109,543	(104,936)
Cash flows from Operating Activities. During the six months ended June 30, 2023 and 2022, the Company had net cash inflows of $40,740 and $43,648, respectively. The $(2,908) variance was mainly driven by a decrease in inventory related to the standardization of the Company's inventory costing model which was partially offset by a decrease in income tax payable due to tax payments made during the six months ended June 30, 2023.

Cash Flows from Investing Activities. During the six months ended June 30, 2023 and 2022, the Company had net cash outflows of $(27,619) and $(159,476), respectively. The $131,857 decrease in net cash outflows during the three months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily due to a variance in acquisition of business, net of cash acquired of $(13,250) during the six months ended June 30, 2023, compared to $(94,042) for the six months ended June 30, 2022. In addition, the decrease in net cash used in investing activities was driven by purchases of property, plant and equipment of $(16,541) during the six months ended June 30, 2023, compared to purchases of property, plant and equipment of $(86,851) during the six months ended June 30, 2022.

Cash Flows from Financing Activities. During the six months ended June 30, 2023 and 2022, the Company had net cash inflows of $4,607 and $109,543, respectively. The $(104,936) variance was primarily driven by proceeds from the issuance of debt of $32,167 during the six months ended June 30, 2023 when compared to $120,774 during the six months ended June 30, 2022. The decrease in cash provided by financing activities was partially offset by principal repayments of debt for the six months ended June 30, 2023 of $(26,876) when compared to $(8,245) for the six months ended June 30, 2022.
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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Identified Material Weaknesses

In connection with the audit of our financial statements as of and for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. These previously reported material weaknesses, present for all previously reported periods, pertain to the accounting treatment and calculation of stock-based compensation, the calculation of tax expense, acquisition earnouts, and the accounting treatment of consolidated entity distributions. During the fiscal year 2023, management, with the oversight of our audit committee of the Board, implemented measures designed to remediate such material weaknesses described above.

The Company implemented internal control procedures including adding additional and more robust management review controls to provide more focus on detailed analysis and enhanced documentation procedures, hired additional qualified personnel with the requisite skills and expertise to provide oversight around technical accounting, tax and equity processes, provided training to accounting process owners on policies and controls over account analysis, documentation, review and approval of journal entries and data integrity procedures, and implemented a new equity enterprise resource planning system which increases the level of automation in equity tracking and analysis thus reducing manual processes. We also had our internal audit department perform additional testing around these processes to ensure the sufficiency of our remediation efforts. Such material weaknesses have been remediated as of June 30, 2023 because the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

We previously reported material weaknesses in our internal control over financial reporting related to the Company’s accounting treatment and calculation of stock-based compensation, the calculation of tax expense, acquisition earnouts, and the accounting treatment of consolidated entity distributions. All of these identified material weaknesses have been remediated as of June 30, 2023. Other than as discussed in "Evaluation of Disclosure Controls and Procedures," there have been no other changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company may be subject to legal proceedings, claims, investigations and government inquiries in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties. Please see the Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 11 - Contingencies and Other - Claims and Litigation, which is incorporated herein by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

Cristina Nuñez, a member of the Company's board of directors, adopted a prearranged share trading plan with a brokerage firm on June 6, 2023. Ms. Nuñez's plan provides for the sale of 64,995 Subordinate Voting Shares between September 4, 2023 and December 1, 2025. Ms. Nuñez's trading plan was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1*
Articles of Verano Holdings Corp., dated February 11, 2021 (filed as Exhibit 3.1 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

3.2*
Notice of Articles of Verano Holdings Corp., dated February 11, 2021 (filed as Exhibit 3.2 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

4.1*	Annual Bonus Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2023 (File No. 000-56342) and incorporated herein by reference).

10.1**	Form of Equity Award Agreement for Stock Option.

10.2**	Form of Equity Award Agreement for RSU.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
*    Previously filed.
**    Filed herewith
***     Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 8, 2023

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Brett Summerer
Name:	Brett Summerer
Title:	Chief Financial Officer