Form 10-Q
period 2023-09-30
Verano Holdings Corp.
filed 2023-11-08
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-56342
VERANO HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1583243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 W Hill Street, Suite 400, Chicago, Illinois	60610
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 265-0730

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, the registrant had 343,529,456 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

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

The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, expectations and assumptions concerning:

•our ability to obtain, maintain and renew regulatory approvals in all states and localities of our operations and planned operations on a timely basis;
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
•the size of the medical cannabis market and the adult use cannabis market in each state; and
•conditions in general economic and financial markets.

Forward-looking statements may relate to future financial conditions, results of operations, plans, strategies, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then-current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:

•the impacts of economic uncertainty stemming from political unrest and conflicts and disruptions in U.S. and global markets, inflation, rising interest rates, supply shortages and changes in consumer and business confidence;
•our limited operating history;
•reporting and regulatory requirements resulting from the fact that we are a public reporting company in the U.S. in addition to being a public reporting company in Canada;
•heightened scrutiny from Canadian government and regulatory authorities;
•our outstanding indebtedness and potential future indebtedness;
•reliance on key management;
•the potential for fraudulent activity by employees, contractors and consultants;
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
•the availability of third-party suppliers, service providers, contractors and manufacturers;
•the availability of raw or other materials;
•wholesale and retail price fluctuations;
•rising or volatile energy costs;
•public opinion and perception of the cannabis industry;
•agricultural and environmental risks and the impacts of environmental regulations on the cannabis industry and environmental protections;
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
•the potential limitations on our ability to enforce our contracts or any liens granted to us;
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
•our elimination of monetary liability and indemnification rights against our directors, officers and employees under British Columbia law;
•our dual class capital structure with Class A subordinate voting shares and Class B proportionate voting shares;
•our shareholders’ limited participation in our affairs;
•our expectation to not declare or pay out dividends;
•our ability to refinance our indebtedness and the terms of any such refinancing;
•litigation costs, including any damages we may become obligated to pay;
•any determination of impairment to our assets;
•the taxation of cannabis companies in the U.S.; and
•other risks described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 30, 2023, as more particularly described under the heading “Item 1A. Risk Factors” therein.

Although we believe that the expectations and assumptions on which forward-looking statements are based are reasonable at the time made, undue reliance should not be placed on the forward-looking statements, because no assurance can be given that they will prove to be correct. Forward-looking statements address future events and conditions, and thus involve inherent risks and uncertainties. Readers are cautioned that the above list of cautionary statements is not exhaustive.

The cannabis industry involves risks and uncertainties that are subject to change based on various factors. Certain forward-looking statements contained herein concerning the cannabis industry and our general expectations concerning the cannabis industry are based on estimates prepared by us using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry. Such data is inherently imprecise.

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$129,921	$84,851
Accounts Receivable, net	34,315	16,580
Held for Sale Assets	1,735	3,433
Inventory	150,821	164,532
Prepaid Expenses and Other Current Assets	38,212	48,879

Total Current Assets	355,004	318,275

Property, Plant and Equipment, net	512,589	525,905
Right of Use Assets, net	90,285	82,278
Intangible Assets, net	1,114,088	1,180,766
Goodwill	269,222	269,088
Investment in Associates	100	6,977
Deposits and Other Assets	13,815	12,766

TOTAL ASSETS	$2,355,103	$2,396,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$31,017	$40,501
Accrued Liabilities	52,105	41,762
Income Tax Payable	251,001	252,767
Current Portion of Lease Liabilities	9,450	8,889
Current Portion of Debt	6,695	24,464
Acquisition Consideration Payable	2,032	18,262

Total Current Liabilities	352,300	386,645

Long-Term Liabilities:
Debt, net of Current Portion	415,484	388,540
Lease Liabilities, net of Current Portion	85,623	76,853
Deferred Income Taxes	183,257	196,473
Other Long-Term Liabilities	4,954	5,994

Total Long-Term Liabilities	689,318	667,860

TOTAL LIABILITIES	$1,041,618	$1,054,505
Contingencies and Other (See Note 11)

SHAREHOLDERS’ EQUITY	1,313,407	1,341,550
NON-CONTROLLING INTEREST	78	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,355,103	$2,396,055
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net of Discounts	$240,088	$227,588	$701,263	$653,485
Cost of Goods Sold, net	106,868	104,594	343,668	333,759

Gross Profit	133,220	122,994	357,595	319,726

Operating Expenses
Selling, General, and Administrative Expenses	86,316	85,710	246,224	275,531
Loss on Impairment - Investment in Associates	6,571	—	6,571	—

Total Operating Expenses	92,887	85,710	252,795	275,531

Income (Loss) from Investments in Associates	(45)	(209)	(306)	1,651

Income from Operations	40,288	37,075	104,494	45,846

Other Income (Expense), net:
Gain (Loss) on Disposal of Property, Plant and Equipment	(234)	1,443	(555)	251
Gain on Deconsolidation	—	75	—	9,560
Gain on Previously Held Equity Interest	—	175	—	14,103
Loss on Debt Extinguishment	—	—	(663)	—
Interest Expense, net	(15,166)	(11,785)	(45,084)	(34,082)
Other Income (Expense), net	2,145	(595)	2,542	17,557

Total Other Income (Expense), net	(13,255)	(10,687)	(43,760)	7,389

Income Before Provision for Income Taxes and Non-Controlling Interest	27,033	26,388	60,734	53,235

Provision For Income Taxes	(44,797)	(69,381)	(100,796)	(105,998)

Net Loss Before Non-Controlling Interest	(17,764)	(42,993)	(40,062)	(52,763)

Net Income Attributable to Non-Controlling Interest	78	—	78	291
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(17,842)	$(42,993)	$(40,140)	$(53,054)

Net Loss per share – basic	$(0.05)	$(0.13)	$(0.12)	$(0.16)
Net Loss per share – diluted	$(0.05)	$(0.13)	$(0.12)	$(0.16)

Basic – weighted average shares outstanding	343,432,601	332,872,464	342,484,942	329,240,200
Diluted – weighted average shares outstanding	343,432,601	332,872,464	342,484,942	329,240,200
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity ($ in Thousands)

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of July 1, 2022	330,818,664	$1,614,021	$—	$(65,296)	$—	$1,548,725

Share-based compensation	1,815,430	12,399	—	—	—	12,399

Issuance of shares in conjunction with acquisitions	1,714,358	12,356	—	—	—	12,356

Foreign currency translation adjustment	—	—	103	—	—	103

Contingent consideration & other adjustments to purchase accounting	1,813,770	9,704	—	—	—	9,704

Net loss	—	—	—	(42,993)	—	(42,993)

Balance as of September 30, 2022	336,162,222	$1,648,480	$103	$(108,289)	$—	$1,540,294

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of July 1, 2023	343,367,514	$1,673,049	$(8)	$(346,697)	$—	$1,326,344

Share-based compensation	161,942	4,909	—	—	—	4,909

Foreign currency translation adjustment	—	—	(4)	—	—	(4)

Net income (loss)	—	—	—	(17,842)	78	(17,764)

Balance as of September 30, 2023	343,529,456	$1,677,958	$(12)	$(364,539)	$78	$1,313,485

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued) ($ in Thousands)

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2022 (As Restated)	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

Share-based compensation	2,613,337	36,664	—	—	—	36,664

Issuance of shares in conjunction with acquisitions	3,925,683	31,116	—	—	—	31,116

Non-controlling interest adjustment for change in ownership	—	—	—	—	(1,567)	(1,567)

Foreign currency translation adjustment	—	—	103			103

Contingent consideration & other adjustments to purchase accounting	5,310,540	44,935	—	—	—	44,935

Net income (loss)	—	—	—	(53,054)	291	(52,763)

Balance as of September 30, 2022	336,162,222	$1,648,480	$103	$(108,289)	$—	$1,540,294

	SVS Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2023	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

Share-based compensation	1,104,515	9,391	—	—	—	9,391

Issuance of shares to relieve liability obligations, net	816,021	2,610	—	—	—	2,610

Foreign currency translation adjustment	—	—	(4)	—	—	(4)

Contingent consideration & other adjustments to purchase accounting	1,625,546	—	—	—	—	—

Net income (loss)	—	—	—	(40,140)	78	(40,062)

Balance as of September 30, 2023	343,529,456	$1,677,958	$(12)	$(364,539)	$78	$1,313,485

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(40,140)	$(53,054)
Net income attributable to non-controlling interest	78	291
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,559	106,230
Stock based compensation	8,979	34,225
Right of use assets amortization	7,831	6,465
Non-cash interest expense	593	2,183
Loss (Gain) on disposal of property, plant and equipment	555	(251)
Gain on deconsolidation	—	(9,560)
Gain on previously held equity interest	—	(14,103)
Loss on impairment of investment in associates	6,571	—
Loss on debt extinguishment	663	—
Unrealized (gain) loss on marketable securities	(459)	1,781
Decrease in fair value of contingent consideration	(3,466)	(13,925)
Other, net	3,728	11,882
Changes in operating assets and liabilities:
Accounts receivable	(17,098)	2,056
Accounts payable	(8,375)	6,152
Inventory	14,123	(28,997)
Income tax payable	(1,900)	65,701
Other assets, net	7,073	(13,605)
Other liabilities, net	(6,954)	(38,160)
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,361	65,311

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,503)	(109,720)
Proceeds from disposal of assets	2,180	6,006
Acquisition of business, net of cash acquired	(13,250)	(101,396)
Proceeds from sale of deconsolidation and investment in associates	—	19,826
NET CASH USED IN INVESTING ACTIVITIES	(37,573)	(185,284)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	50,949	122,057
Principal repayments of debt	(44,582)	(21,901)
Debt issuance costs paid	(1,081)	(2,986)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,286	97,170

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,074	(22,803)
Effects of exchange rate fluctuations on cash and cash equivalents	(4)	103
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,851	99,118

CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,921	$76,418

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	Nine Months Ended September 30,
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid, net	$44,492	$31,899

NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$4,144	$5,875

Issuance of shares to relieve liability obligations, net	$2,610	$—

Issuance of shares under business combinations	$—	$76,010

Acquisitions
Tangible and intangible assets acquired, net of cash	$—	$35,713
Liabilities assumed	(134)	(10,616)
Acquisition consideration payable	13,250	64,021
Goodwill	134	12,278
	$13,250	$101,396

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
As of September 30, 2023, the Company’s Class A subordinate voting shares, no par value (the “Subordinate Voting Shares”) were listed on the Canadian Securities Exchange (the “CSE”), under the ticker symbol “VRNO”. The Subordinate Voting Shares are quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNOF”.

On October 18, 2023, the Subordinate Voting Shares, began trading on the Neo Exchange Inc., operating as Cboe Canada (“Cboe”) under the stock symbol, “VRNO”. In connection therewith, the Subordinate Voting Shares ceased trading on the CSE as of the close of market on October 17, 2023.
In August 2023, the Company relocated its corporate headquarters from 415 North Dearborn Street, 4th Floor, Chicago, Illinois 60654 to 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars, and all references to “C$” refer to Canadian dollars. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 (the "2022 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023 (the "Form 10-K"). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying unaudited interim condensed consolidated financial statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification ("ASC") 810 Consolidation. The preparation of the Company’s unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations as of and for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the 2023 full year or any future periods. The accompanying

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of December 31, 2022 contained in the 2022 Annual Audited Financials included in the Form 10-K.
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
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and nine months ended September 30, 2023 and 2022 because their impact would have been anti-dilutive.
(f)Recently Issued Accounting Standards
The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the Company’s business for disclosure.

2.INVENTORY
The Company’s inventory consists of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw Materials	$5,087	$7,120
Work in Process	114,399	123,101
Finished Goods	31,335	34,311

Total Inventory	$150,821	$164,532

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Land	$31,817	$31,877
Buildings and Improvements	197,363	197,819
Furniture and Fixtures	19,621	16,189
Computer Equipment and Software	25,422	21,478
Leasehold Improvements	226,797	211,785
Tools and Equipment	89,764	88,507
Vehicles	4,279	4,992
Assets Under Construction (1)	41,380	41,800

Total Property, Plant and Equipment, Gross	636,443	614,447
Less: Accumulated Depreciation	(123,854)	(88,542)

Property, Plant and Equipment, Net	$512,589	$525,905
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended September 30, 2023 and September 30, 2022, depreciation expense included in costs of goods sold totaled $8,354 and $8,504, respectively. For the three months ended September 30, 2023 and September 30, 2022, depreciation expense included in selling, general, and administrative expense totaled $4,014 and $2,782, respectively.

For the nine months ended September 30, 2023 and September 30, 2022, depreciation expense included in costs of goods sold totaled $25,410 and $22,871, respectively. For the nine months ended September 30, 2023 and September 30, 2022, depreciation expense included in selling, general, and administrative expense totaled $11,521 and $8,502, respectively.

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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4.INTANGIBLE ASSETS AND GOODWILL (Continued)
As of September 30, 2023, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2023	$1,274,981	$54,166	$6,431	$1,335,578
Other Additions(1)	1,950	—	—	1,950
Balance as of September 30, 2023	$1,276,931	$54,166	$6,431	$1,337,528

Accumulated Amortization
Balance as of January 1, 2023	143,246	9,579	1,987	154,812
Amortization	63,783	4,066	779	68,628
Balance as of September 30, 2023	$207,029	$13,645	$2,766	$223,440

Net Book Value
Balance as of January 1, 2023	1,131,735	44,587	4,444	1,180,766
Balance as of September 30, 2023	$1,069,902	$40,521	$3,665	$1,114,088
(1) The Company obtained a license following regulatory approval where payment consideration occurred in prior periods.
Amortization periods of assets with finite lives are based on management’s estimates as of the date of acquisition.
The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2023:

Year Ending December 31:	Estimated Amortization
2023 (Remaining)	$22,914
2024	91,656
2025	91,656
2026	90,941
2027	90,867
Thereafter	726,054
$1,114,088
The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2023 were as follows:

	January 1, 2023	Impairment	Adjustments to purchase price allocation	Acquisitions	September 30, 2023
Cultivation	$83,004	$—	$—	$—	$83,004
Retail	186,084	—	134	—	186,218
Total	$269,088	$—	$134	$—	$269,222

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4.INTANGIBLE ASSETS AND GOODWILL (Continued)
As of September 30, 2023, the Company recorded a measurement period adjustment in connection with the September 7, 2022 acquisition of WSCC, Inc. The net impact led to an increase of $134 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition date that led to changes in provisional amounts recognized in the initial opening financials for income taxes.

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
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	$(17,842)	$(42,993)	$(40,140)	$(53,054)

Denominator
Basic
Weighted-average shares outstanding – basic	343,432,601	332,872,464	342,484,942	329,240,200

Diluted
Weighted-average shares outstanding – diluted	343,432,601	332,872,464	342,484,942	329,240,200

Net Loss per share - basic	$(0.05)	$(0.13)	$(0.12)	$(0.16)
Net Loss per share - diluted	$(0.05)	$(0.13)	$(0.12)	$(0.16)
Potentially dilutive securities of approximately 487,624 and 1,850,583 for the three and nine months ended September 30, 2023 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
Total consideration included cash of $7,448, forgiveness of other receivables of $2,894, and equity consideration of 1,403,067 Subordinate Voting Shares valued at $13,221 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, all of which was paid at the closing of the transaction. As of September 30, 2023, the total consideration had been paid in full.
The Company engaged an independent valuation expert that used appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $11,916. The residual purchase price of $8,767 was recognized as goodwill. During the second quarter of 2022, the Company recorded a prospective adjustment that resulted in an increase of $857 to goodwill related to a decrease of $476 to cash and cash equivalents, a decrease of $248 to inventory and a decrease of $133 to other current assets. During the fourth quarter of 2022, the Company recognized a decrease of $1,365 to the intangible license value offset by a corresponding $1,365 increase to goodwill.

The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenues of $4,063 and $9,154 and net income of $590 and $639 related to the acquired operations of Greengate for the three and nine months ended September 30, 2022, respectively.

The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenues of $5,034 and $14,430 and net income of $1,016 and $2,567 related to the acquired operations of Greengate for the three and nine months ended September 30, 2023, respectively.

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
Total consideration included cash of $6,085, of which $5,773 was paid at closing, $280 was paid upon settlement of purchase price adjustments and $32 is to be paid upon delivery of a letter of transmittal from one former shareholder. The transaction also included equity consideration of 1,536,685 Subordinate Voting Shares valued at $9,742 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, of which $7,663 or 1,208,745 Subordinate Voting Shares were issued at the closing of the transaction, $66 or 10,440 Subordinate Voting Shares will be issued upon the delivery of a letter of transmittal from one former shareholder, and $2,013 or 317,500 Subordinate Voting Shares were held back to secure indemnity claims, the balance of which, after any indemnity claims, will be paid 18 months subsequent to the closing of the transaction. The 10,440 Subordinate Voting Shares due to a former shareholder and 317,500 Subordinate Voting Shares held back to secure indemnity claims met equity classification at closing in accordance with ASC 815. As of September 30, 2023, the present value of unpaid deferred consideration of $32 is included in the Acquisition Consideration Payable balance on the Company’s Condensed Consolidated Balance Sheet.

The Company engaged an independent valuation expert that used appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis licenses acquired at a fair value of $7,604. The residual purchase price of $2,514 was recognized as goodwill. The Company also recognized an additional $1,596 to goodwill related to the deferred tax liability associated with the acquired cannabis licenses. During the fourth quarter of 2022, the Company recognized a decrease of $181 to goodwill related to an increase of $99 to accrued liabilities and finalizing the purchase price adjustment in which the Company did not have to pay the $280 cash held back at closing. The Company also recognized a decrease of $660 to the intangible license value offset by a decrease of $139 to deferred taxes and an increase of $521 to goodwill. The Company recognized a $5,739 long-term indemnified asset measured using the same assumptions used to identify a $5,739 uncertain tax position, which is fully indemnifiable as outlined in the merger agreement. As of September 30, 2023, the value of the long-term indemnified asset was $4,700 and the Company recorded a measurement period adjustment which led to an increase of $134 to goodwill.

The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenues of $990 and net loss of $266 related to the acquired operations of Sierra Well for the three months ended September 30, 2022.

The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenues of $3,812 and $10,940 and net income of $409 and $495 related to the acquired operations of Sierra Well for the three and nine months ended September 30, 2023, respectively.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
2022 Dispositions
Canna Cuzzos, LLC
Canna Cuzzos, LLC (“Canna Cuzzos”) is a medical marijuana licensee for a retail dispensary in Waldorf, Maryland. In 2017, a subsidiary of the Company entered into a management services agreement ("MSA") with Canna Cuzzos and provided operating and other services for Canna Cuzzos’ dispensary. In 2018, Verano Holdings LLC acquired options to purchase all the ownership interests of a Maryland limited liability company (the “LLC”), which held a 40% ownership interest in the sole owner of Canna Cuzzos, resulting in such options being exercisable for an indirect 40% ownership interest in Canna Cuzzos. On January 31, 2022, all of the ownership interests of the sole owner of Canna Cuzzos were sold to a third party for a cash purchase price of $5,000, subject to adjustment based on working capital levels and outstanding liabilities. Upon consummation of the sale, the MSA with Canna Cuzzos was terminated. Prior to the sale being consummated, Verano Holdings LLC consented to the sale, amended the options to receive an assignment of the LLC’s sale proceeds thereunder and agreed to provide the LLC administrative services in connection with the sale transaction. Prior to the sale of its parent company, Canna Cuzzos was consolidated with the Company through the Variable Interest Model (“VIE”) in accordance with ASC 810. The assignment of the LLC’s sale proceeds resulted in a gain to the Company of $1,701 for the nine months ended September 30, 2022 and is classified as a component of Other Income (Expense), net in the Unaudited Interim Condensed Consolidated Statements of Operations.
ILDISP, LLC
On March 30, 2016, Verano entered into a joint venture agreement to acquire 50% of ILDISP, LLC (“ILDISP”). NH Medicinal Dispensaries, LLC, a wholly owned subsidiary of ILDISP, is the holder of two marijuana licenses which allow it to operate two retail dispensaries in Illinois: the Clinic Effingham dispensary (“TCE”) and the Charleston dispensary ("Charleston"). The Company had an agreement in place with its joint venture partner to allocate the operational management of Charleston to Verano and TCE to the joint venture partner. As such, the Company had a controlling interest in Charleston and consolidated the entity through the VIE model in accordance with ASC 810. TCE was treated as an equity method investment in accordance with ASC Topic 323, Investments.
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

DGV Group, LLC

During the three months ended September 30, 2023, the Company received notification that the DGV Group, LLC ("DGV"), an entity in which the Company held an equity interest, was permanently ceasing operations. The Company recorded an impairment loss for the full value of the equity method investment of $6,571 as DGV was previously held as an Investment in Associates on the Condensed Consolidated Balance Sheets.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
Other Acquisition Consideration Payable Adjustments

During the nine months ended September 30, 2023, the Company recorded (i) a $106 reclassification of the remaining acquisition consideration payable balance relating to the 2020 acquisition of MME IL Holdings, LLC, to record a potential liability that was deemed to be both probable and estimable, and as of September 30, 2023, the outstanding consideration has been paid in full; (ii) a $500 cash payment reducing the acquisition consideration payable balance for the 2020 acquisition of Elevele, LLC, and as of September 30, 2023, the outstanding consideration has been paid in full; and (iii) a $3,466 decrease in contingent consideration related to the 2021 acquisition of NSE Holdings, LLC, which is included as a gain in the other income, net line of the Unaudited Interim Condensed Consolidated Statements of Operations, and as of September 30, 2023, the outstanding consideration value was estimated to be zero.

7.DEBT

As of September 30, 2023 and December 31, 2022 debt consisted of the following:

	September 30, 2023	December 31, 2022

Credit Facility	$350,000	$350,000
Promissory Notes	4,904	36,805
Mortgage Loans	84,017	44,985
Vehicle and Equipment Loans	1,061	1,824
Unamortized Debt Issuance Costs	(17,803)	(20,610)

Total Debt	$422,179	$413,004

Less: Current Portion of Debt	6,695	24,464

Total Long-Term Debt, net	$415,484	$388,540
Credit Facility

On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC, as administrative agent for the lenders, and the lenders from time-to-time party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, all of which was used to repay the principal indebtedness outstanding under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.

The 2022 Credit Agreement provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan in the aggregate principal amount of up to $100,000; provided that the lenders elect to fund such incremental term loan. Beginning in October 2023, the loan requires scheduled amortization payments of $350 per month and the remaining principal balance is due in full on October 30, 2026.

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

The 2022 Credit Agreement provides for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which rate may be increased by 3.00% upon an event of default that is not a material event of default or 6.00% upon a material event of default.

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

As of September 30, 2023, the Company was in compliance with such covenants.

George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.

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

On September 29, 2023, the Company entered into a real estate loan with a community bank to borrow a principal amount of $14,500 secured by real estate in Chester, Pennsylvania. The loan bears an interest rate of 7.5% and matures in October 2028.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT (Continued)
On May 14, 2021, the Company acquired The Healing Center, LLC, which consisted of three dispensaries in the greater Pittsburgh area. The Healing Center operates the dispensaries on three separate real estate parcels (collectively referred to as “THC Real Estate”) and on September 3, 2021, the Company acquired the THC Real Estate. The Company funded the acquisition of the THC Real Estate through a credit facility with Chicago Atlantic Credit Company for $12,650 and interest of 9.75% per annum. This loan has been paid in full and is no longer outstanding as of September 30, 2023.
Vehicle and Equipment Loans

The Company has two equipment loans with Constellation NewEnergy, Inc. that are paid in monthly installments and mature in May 2025.

The Company has purchase money loans with Ford Motor Credit and Toyota Commercial Financing that mature through 2026 and interest rates ranging from 5.5% to 10% per annum and are secured by the acquired vehicles.
Other
In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan paid interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction. This loan has been paid in full and is no longer outstanding as of September 30, 2023.

During the fourth quarter of 2022, the Company agreed to issue a promissory note for the $12,500 of contingent consideration payable for the Agronomed Biologics, LLC acquisition, which debt is payable in 2023 in equal installments and as a result, the amount due was reclassified from Acquisition Consideration Payable to Current Portion of Debt balance on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

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
(a)Issued and Outstanding
As of September 30, 2023, the Company had 343,529,456 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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
During the nine months ended September 30, 2023, certain shareholders of the Company converted Proportionate Voting Shares to Subordinate Voting Shares for an impact of conversion of 449 Proportionate Voting Shares into 44,997 Subordinate Voting Shares. Additionally, during the nine months ended September 30, 2023, the Company exercised its right to convert the 133,373 remaining outstanding Proportionate Voting Shares into 13,337,286 Subordinate Voting Shares, resulting in no Proportionate Voting Shares being outstanding.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

Options
Option activity for the nine months ended September 30, 2023 is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price C$	Weighted Average Remaining Contractual Life
Unvested Options Balance as of December 31, 2022	19,997	30.13	8.13
Granted	—	—	—
Forfeited	—	—	—
Vested	19,290	30.36	—
Unvested Options Balance at September 30, 2023	707	24.00	7.62
Inception to date Vested and Exercisable at September 30, 2023	39,287	30.12	7.36
As of September 30, 2023 and December 31, 2022, there were no in-the-money options.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. No options were granted, expired, or forfeited during the nine months ended September 30, 2023.
Restricted Stock Units (“RSUs”)
The following table summarizes the number of unvested RSU awards as of September 30, 2023 and December 31, 2022 and the changes during the nine months ended September 30, 2023:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2022	2,981,327	11.39
Granted	8,656,319	4.00
Forfeited	753,776	5.98
Vested	1,132,246	13.47
Unvested RSUs at September 30, 2023	9,751,624	4.83
The stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options	$63	$103	$226	$228
Restricted Stock Units	4,624	9,716	8,753	33,997
Total Stock Based Compensation Expense	$4,687	$9,819	$8,979	$34,225

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before Income Taxes	$27,033	$26,388	$60,734	$53,235
Income Tax Expense	(44,797)	(69,381)	(100,796)	(105,998)
Effective Tax Rate	166%	263%	166%	199%

The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were based on the Company’s forecasted annualized effective tax rates, which in the three months ended September 30, 2023, excludes the impact of a nondeductible impairment of $6,571 relating to the Company’s investment in DGV. Income tax expense using the annualized effective tax rate was also adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $8,517 were recorded during the three months ended September 30, 2023, increasing the year to date discrete tax items to $20,704, as of September 30, 2023. Discrete items recorded during the three months ended September 30, 2023 primarily relate to penalties and interest on unpaid tax liabilities and the permanent impacts of stock compensation.
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

During the second quarter of 2023, Connecticut, Illinois, and New Jersey enacted tax legislation to decouple from Section 280E of the Code, all of which are effective January 1, 2023. The Company has significant operations in these states and is now permitted to deduct ordinary and necessary cannabis business expenses in these states. As such, the effective tax rate for the three and nine months ended September 30, 2023 reflects a state income tax benefit from this change, which is not reflected in the effective tax rate for the three and nine months ended September 30, 2022.
Taxes paid during the three months ended September 30, 2023 and 2022 were $26,559 and $20,564, respectively.

10. LEASES
The Company has operating leases for some of its retail dispensaries and processing and cultivation facilities located throughout the U.S., as well as for its corporate offices located in Chicago, Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.
Leases with an initial term of 12 months or less are not recorded on the Company's balance sheet. Certain leases require payments for taxes, insurance, and maintenance, and are considered non-lease components. The Company accounts for non-lease components separately.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. LEASES (Continued)
During the three months ended September 30, 2023 and 2022, the Company recorded approximately $4,691 and $3,882 in operating lease expense, respectively, of which $167 and $155 was included in cost of goods sold for the same periods, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded approximately $13,451 and $11,001 in operating lease expense, respectively, of which $538 and $475 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022

Weighted average remaining lease term - years	8.25	8.12
Weighted average discount rate	9.29%	8.02%
Maturities of lease liabilities for operating leases as of September 30, 2023 were as follows:

Year Ending December 31,	Maturities of Lease Liability
Remainder 2023	$4,180
2024	17,351
2025	17,078
2026	16,195
2027	15,509
2028 and Thereafter	69,835
Total Lease Payments	140,148
Less: Imputed Interest	(45,075)
Present Value of Lease Liability	$95,073

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2023, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER (Continued)
On January 31, 2022, the Company entered into an Arrangement Agreement (the "GGH Arrangement Agreement") with Goodness Growth Holdings, Inc. ("GGH"), pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH”s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, the Company filed a countersuit asserting that GGH owes it a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 because of the Company's rightful termination of the GGH Arrangement Agreement, which was based upon its belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 8, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. As of September 30, 2023, there have been no material developments with respect to the legal proceedings with GGH previously disclosed in Item 3 of the Form 10-K. The Company can provide no guarantees or assurances that it will be able to win or settle this lawsuit or its counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on its business, results of operations and financial condition.
(b)Contingencies
During the first quarter of 2023, the Company discovered a potential liability related to a previous acquisition that was deemed to be both probable and estimable. Per ASC 450 Contingencies, when both of these criteria are present, a contingent liability should be recorded. Based on this, the Company recorded a corresponding charge in other income, net of $1,893 during the three months ended March 31, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net of discounts
Cultivation (Wholesale)	$92,389	$80,226	$259,266	$200,908
Retail	185,707	184,219	556,307	533,860
Intersegment Eliminations	(38,008)	(36,857)	(114,310)	(81,283)
Total Revenue, net of discounts	$240,088	$227,588	$701,263	$653,485

Depreciation and Amortization
Cultivation (Wholesale)	$18,384	$20,727	$55,434	$59,540
Retail	16,882	15,592	50,125	46,690
Total Depreciation and Amortization	$35,266	$36,319	$105,559	$106,230

Income taxes
Cultivation (Wholesale)	$20,840	$33,450	$39,851	$45,952
Retail	23,957	35,931	60,945	60,046
Total Income Taxes	$44,797	$69,381	$100,796	$105,998
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
The Company modified the loyalty program in 2022. The modified loyalty program has a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 25% of points will not be redeemed (breakage) prior to their six-month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.

As of December 31, 2022, there were approximately 70,000,0001 points outstanding with an approximate value of $3,582. As of September 30, 2023, there were approximately 102,000,0001 points outstanding with an approximate value of $5,094. Such balances are included in accrued liabilities on the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

[1] Such amount not in Thousands

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the VIE model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Current Assets	$7,817	$48,952
Non-Current Assets	21,668	72,081
Current Liabilities	18,465	10,193
Non-Current Liabilities	4,887	8,939
Equity attributable to Verano Holdings Corp.	6,133	101,901
Consolidated Variable Interest Entities
Consolidated VIEs occur when the Company closes an acquisition while the state has not finalized the transfer of the cannabis license.
Consolidation occurs on the effective date of the purchase agreement and an MSA. The MSA grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. The MSA also allows Verano to limit distributions of the entity at Verano’s discretion. Certain states may limit the distribution or transfer of cash until license transfer.

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

Verano does not fully own all entities consolidated under ASC 810 and recorded a non-controlling interest for such non-owned portion in the Unaudited Interim Condensed Consolidated Financial Statements.

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
For the Company’s long-term debt (which consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, the Company believes it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of September 30, 2023 and December 31, 2022 was $422,179 and $413,004, respectively, which included $6,695 and $24,464, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$129,921	$—	$—	$129,921
Investments	2,264	—	—	2,264
Acquisition Consideration Payable	—	—	(2,032)	(2,032)
Total	$132,185	$—	$(2,032)	$130,153

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

15.FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$84,851	$—	$—	$84,851
Investments	1,805	—	—	1,805
Acquisition Consideration Payable	—	—	(18,262)	(18,262)
Total	$86,656	$—	$(18,262)	$68,394
As of September 30, 2023, the Company held publicly traded shares of $2,264, which is included in other assets in the accompanying Condensed Consolidated Balance Sheet, and is a Level 1 financial instrument.

16.SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of issuance of this Form 10-Q and has determined there have been no subsequent events that have occurred during such period that would require adjustments to its disclosures in the Unaudited Interim Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the three and nine months ended September 30, 2023 and September 30, 2022. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements and the accompanying notes for the three and nine months ended September 30, 2023 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2022, 2021 and 2020 included in the Form 10-K. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above and “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY

Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographic scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. Verano offers a superior cannabis shopping experience in medical and adult use markets under the Zen Leaf™ and MÜV™ dispensary banners and produces a comprehensive suite of high-quality, regulated cannabis products sold under its diverse portfolio of trusted consumer brands including Verano™, MÜV™, Savvy™, BITS™, Encore™, and Avexia™. As of November 6, 2023, through our subsidiaries and affiliates, we operate businesses in 13 states, including 135 retail dispensaries, and 14 production facilities with over 1,000,000 square feet of cultivation capacity.

Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 23 states plus the District of Columbia and the U.S. territories of Guam and the Commonwealth of Northern Mariana Islands have authorized comprehensive programs for medical and adult use cannabis, and 8 states allow the use of low THC and high CBD products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

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
SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022 and (ii) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, which have been derived from, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected unaudited interim condensed consolidated financial information below may not be indicative of the Company's future performance.

Three Months Ended September 30, 2023, as Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change
Revenues, net of discounts	$240,088	$227,588	$12,500
Gross Profit	133,220	122,994	10,226
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(17,842)	(42,993)	25,151

Net Loss per share – basic & diluted	(0.05)	(0.13)	0.08
Revenues, net of discounts

Revenues, net of discounts for the three months ended September 30, 2023 was $240,088, an increase of $12,500 or 5.5%, compared to revenue of $227,588 for the three months ended September 30, 2022. The key performance drivers for retail revenue for the quarter was increased revenue from the Connecticut and Maryland markets which began adult use sales in January of 2023 and July 2023, respectively. Overall sales in Nevada increased due to acquisition activity in the state and thereby contributed to the year over year revenue increase. During the three months ended September 30, 2023, the Company opened two new stores in Florida and Connecticut. Additionally, consistent with other operators, we saw continued plateauing and pricing pressure in certain markets due to increased competition in select markets, specifically in Arizona, Illinois, New Jersey, and Pennsylvania, when comparing the three months ended September 30, 2023 to the three months ended September 30, 2022. Retail revenue for the three months ended September 30, 2023 was approximately 66.8% of total revenue compared to 69.7% of total revenue for the three months ended September 30, 2022. Key performance drivers for cultivation (wholesale) revenues were continued cultivation expansion into the Maryland and Connecticut adult use markets along with higher Verano branded product sell through in Arizona, all of which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, when comparing the three months ended September 30, 2023 to the three months ended September 30, 2022. Cultivation (wholesale) revenue for the three months ended September 30, 2023 was 33.2% of total revenue compared to 30.3% of total revenue for the three months ended September 30, 2022, excluding intersegment eliminations.
Gross Profit

Gross profit for the three months ended September 30, 2023 was $133,220, representing a gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 55.5%. This is compared to gross profit for the three months ended September 30, 2022 of $122,994, which represented a 54.0% gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit during the three months ended September 30, 2023 was primarily attributable to improved sell through of Verano products and top-line growth, which was partially offset by pricing pressure, and such increase in gross profit contributed to a higher gross profit margin as compared to the three months ended September 30, 2022.

Net Loss
Net loss attributable to the Company for the three months ended September 30, 2023 was $(17,842), a decrease of $25,151, compared to a net loss of $(42,993) for the three months ended September 30, 2022. The change in net loss was largely a result of a decrease to the provision for income taxes for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

	Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change
Cost of Goods Sold, net	$106,868	$104,594	$2,274

Selling, General, and Administrative Expenses	86,316	85,710	606

Other Income (Expense), net	(13,255)	(10,687)	(2,568)

Provision for Income Taxes	(44,797)	(69,381)	24,584
Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the three months ended September 30, 2023 was $106,868, an increase of $2,274 or 2.2%, from the three months ended September 30, 2022. The change was primarily driven by overall top-line revenue growth partially offset by product decreases associated with costs in purchased finished goods.
Selling, General, and Administrative Expenses
Total selling, general and administrative expenses for the three months ended September 30, 2023 were $86,316, an increase of $606 or 0.7%, compared to total selling, general and administrative expenses of $85,710 for the three months ended September 30, 2022. Total selling, general and administrative expenses as a percentage of revenue was 36.0% and 37.7% for the three months ended September 30, 2023, and 2022, respectively. The change was primarily due to a $5,571 increase in general and administrative expenses partially offset by a $4,184 decrease in salaries and benefits and a $2,071 decrease in sales and marketing expenses.
Other Income (Expense), net
Total other income (expense), net for the three months ended September 30, 2023, was $(13,255), a decrease of $2,568 as compared to the three months ended September 30, 2022. The change in other income (expense), net was primarily due to an increase of interest expense as a result of the 2022 Credit Agreement partially offset by lower acquisition earn out obligations which attributed to the overall period over period decrease in other income (expense), net, for the three months ended September 30, 2023 when compared to the same period for September 30, 2022.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended September 30, 2023, was $44,797, a decrease of $24,584 or (35.4)% as compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023, as Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change
Revenues, net of discounts	$701,263	$653,485	$47,778
Gross Profit	357,595	319,726	37,869
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(40,140)	(53,054)	12,914

Net Loss per share – basic & diluted	(0.12)	(0.16)	0.04

Revenues, net of discounts

Revenues, net of discounts for the nine months ended September 30, 2023 was $701,263, an increase of $47,778 or 7.3%, compared to revenue of $653,485 for the nine months ended September 30, 2022. Key performance drivers for retail revenue for the nine months ended September 30, 2023 were continued market expansion into New Jersey, which began permitting adult use sales in the second quarter of 2022, and increased revenue from the Connecticut and Maryland markets which began adult use sales in January of 2023 and July 2023, respectively. Additionally, overall sales in Nevada increased due to acquisition activity in the state and thereby contributed to the year over year revenue increase. During the nine months ended September 30, 2023, the Company opened thirteen new stores in Connecticut, Florida, Pennsylvania, and West Virginia. Additionally, consistent with other operators, we saw continued plateauing and pricing pressure in certain markets due to increased competition in select markets, specifically in Arizona, Illinois, and Pennsylvania, when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. Retail revenue for the nine months ended September 30, 2023 was approximately 68.2% of total revenue compared to 72.7% of total revenue for the nine months ended September 30, 2022, excluding intersegment eliminations. Key performance drivers for cultivation (wholesale) revenues were continued cultivation expansion into the New Jersey, Maryland and Connecticut adult use markets along with higher Verano product sell through in Arizona, all of which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. Cultivation (wholesale) revenue for the nine months ended September 30, 2023 was 31.8% of total revenue compared to 27.3% of total revenue for the nine months ended September 30, 2022, excluding intersegment eliminations.

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $357,595, representing a gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 51.0%. This is compared to gross profit for the nine months ended September 30, 2022 of $319,726, which represented a 48.9% gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit during the nine months ended September 30, 2023 was primarily attributable to improved sell through of Verano products, coupled with top-line growth. Additionally, lower comparative impact related to inventory step-ups from acquisitions, which was partially offset by pricing pressure, contributed to a higher gross profit margin as compared to the nine months ended September 30, 2022.
Net Loss
Net loss attributable to the Company for the nine months ended September 30, 2023 was $(40,140), a decrease of $12,914, compared to a net loss of $(53,054) for the nine months ended September 30, 2022. The change in net loss was largely driven by an overall increase in other expenses, attributable to an increase in interest expense related to the 2022 Credit Agreement for the nine months ended September 30, 2023 when compared to September 30, 2022. Additionally, the variance was also driven by a gain on deconsolidation and a gain on previously held equity interests for the nine months ended September 30, 2022.

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change
Cost of Goods Sold, net	$343,668	$333,759	$9,909

Selling, General, and Administrative Expenses	246,224	275,531	(29,307)

Other Income (Expense), net	(43,760)	7,389	(51,149)

Provision for Income Taxes	(100,796)	(105,998)	5,202
Cost of Goods Sold, net
Cost of goods sold includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the nine months ended September 30, 2023 was $343,668, an increase of $9,909 or 3.0%, from the nine months ended September 30, 2022. The change was primarily driven by overall top-line revenue growth in Connecticut and New Jersey, partially offset with product decreases associated with costs in purchased finished goods.
Selling, General, and Administrative Expenses
Total selling, general and administrative expenses for the nine months ended September 30, 2023 were $246,224, a decrease of $29,307 or 10.6%, compared to total selling, general and administrative expenses of $275,531 for the nine months ended September 30, 2022. Total selling, general and administrative expenses as a percentage of revenue was 35.1% and 42.2% for the nine months ended September 30, 2023, and 2022, respectively. The decrease was primarily due to a $18,440 decrease in salaries and benefits and a $10,282 decrease in general and administrative expenses driven largely by acquisition activity during the nine months ended September 30, 2022. Additionally, selling, general and administrative expenses for the nine months ended September 30, 2023 included lower stock based compensation expense compared to the nine months ended September 30, 2022, driven by a prior period expense acceleration benefit during the nine months ended September 30, 2022 and timing of award grants during the nine months ended September 30, 2023.

Other Income (Expense), net
Total other income (expense), net for the nine months ended September 30, 2023, was $(43,760), a decrease of $51,149 compared to the nine months ended September 30, 2022. The change in other income (expense), net was primarily driven by an increase of interest expense as a result of the 2022 Credit Agreement for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. Other income (expense), net during the nine months ended September 30, 2023, decreased compared to the nine months ended September 30, 2022, primarily due to a gain on deconsolidation of $9,560 during the nine months ended September 30, 2022, a gain on previously held equity interest of $14,103 during the nine months ended September 30, 2022, and acquisition earn out activity during the nine months ended September 30, 2022.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the nine months ended September 30, 2023, was $100,796, a decrease of $5,202 or (4.9)% as compared to the nine months ended September 30, 2022.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of our business, the Company reviews revenue at the cultivation (wholesale) and retail levels while reviewing operating results on a consolidated basis.
The following tables summarize revenues net of sales discounts by segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$92,389	$80,226	$12,163	15.2%
Retail	185,707	184,219	1,488	0.8%
Intersegment Eliminations	(38,008)	(36,857)	(1,151)	3.1%
Total Revenues, net of discounts	$240,088	$227,588	$12,500	5.5%

Revenues, net of discounts, for the cultivation (wholesale) segment were $92,389 for the three months ended September 30, 2023, an increase of $12,163 or 15.2%, compared to the three months ended September 30, 2022, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts was primarily driven by cultivation expansion into the Maryland and Connecticut adult use markets, along with higher Verano product sell through in Arizona, all of which attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, which contributed to the increase in cultivation (wholesale) revenues, net of discounts.
Revenues, net of discounts, for the retail segment were $185,707 for the three months ended September 30, 2023, an increase of $1,488 or 0.8%, compared to the three months ended September 30, 2022, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts was primarily driven by the Company’s continued expansion in the Maryland, Connecticut and Florida operational markets. Florida operations are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida and Connecticut. Additionally, through acquisition activity, overall sales in Nevada contributed to the year over year revenue increase.

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$259,266	$200,908	$58,358	29.0%
Retail	556,307	533,860	22,447	4.2%
Intersegment Eliminations	(114,310)	(81,283)	(33,027)	40.6%
Total Revenues, net of discounts	$701,263	$653,485	$47,778	7.3%

Revenues, net of discounts, for the cultivation (wholesale) segment were $259,266 for the nine months ended September 30, 2023, an increase of $58,358 or 29.0%, compared to the nine months ended September 30, 2022, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by cultivation expansion into the New Jersey, Maryland and Connecticut adult use markets, coupled with increased cultivation revenues in established markets. Additionally, higher Verano product sell through in Arizona, attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, which contributed to the increase in cultivation (wholesale) revenues, net of discounts.
Revenues, net of discounts for the retail segment were $556,307 for the nine months ended September 30, 2023, an increase of $22,447 or 4.2%, compared to the nine months ended September 30, 2022, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was primarily driven by the Company’s continued expansion in the Maryland, Connecticut and Florida operational markets. Florida operations are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Florida, Pennsylvania and West Virginia.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended September 30, 2023, approximately 33.2% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 66.8% from the retail business, excluding intersegment eliminations. For the nine months ended September 30, 2023, approximately 31.8% of revenue was generated from the cultivation (wholesale) business and approximately 68.2% from the retail business, excluding intersegment eliminations.
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
The Company’s expansion strategy and revenue growth have taken priority and will continue to do so for the foreseeable future as it expands its footprint, by exploring new markets and opening or acquiring new dispensary locations, and scales production within current markets. In the core markets in which the Company is already operational and, as the state markets mature, the Company anticipates that there will be pressure on margins in the cultivation (wholesale) and retail channels. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level, will be offset by operational optimization. As a result, the Company expects overall consolidated gross margins to gradually increase in the future.
Total Expenses
Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and to deliver product to the Company’s retail stores. It also includes a significant investment in the corporate infrastructure required to support ongoing business.

Selling costs generally correlate to revenue. As a percentage of sales, selling costs are expected to increase slightly in currently operational markets (Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia) as facility and market expansion occurs. The increase is expected to be driven primarily by the growth of the Company’s retail and cultivation (wholesale) channels and the ramp up from new retail openings.
Selling, general, and administrative (“SG&A”) expenses also include costs incurred at the Company’s corporate offices, primarily related to back-office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and professional service costs. Going forward, SG&A expenses are expected to continue in line with the Company’s expansion plans. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to these expansion plans and anticipates an increase in stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a public-reporting company and publicly traded in Canada and a public-reporting company in the U.S.
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

During the second quarter of 2023, Connecticut, Illinois, and New Jersey enacted tax legislation to exempt, or decouple, from Section 280E of the Code, all of which are effective January 1, 2023. The Company has significant operations in these states and is now permitted to deduct ordinary and necessary cannabis business expenses in these states. As such, the effective tax rate for the three and nine months ended September 30, 2023 reflects a state income tax benefit from this change, which is not reflected in the effective tax rate for the three and nine months ended September 30, 2022.

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of September 30, 2023 and December 31, 2022, the Company had total current liabilities of $352,300 and $386,645, respectively. As of September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $129,921 and $84,851, respectively, to meet its current obligations. The Company had working capital of $2,704 as of September 30, 2023, an increase of working capital of $71,074 as compared to December 31, 2022. This increase in working capital was primarily driven by a $45,070 increase in cash and cash equivalents coupled with a $16,230 decrease in acquisition consideration payable.

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
Credit Facility

In October 2022, Verano and certain of its subsidiaries and affiliates, as the Borrowers, entered into the 2022 Credit Agreement with the lenders party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the lenders elect to fund such incremental term loan. At funding, all the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.

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

The obligations under the 2022 Credit Agreement are secured by substantially all of the assets of the Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions. The 2022 Credit Agreement provides for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which rate may be increased by 3.00% upon an event of default that is not a material event of default or 6.00% upon a material event of default as provided in the 2022 Credit Agreement. The initially funded $350,000 loan requires scheduled amortization payments of $350 per month beginning in October 2023 with the remaining principal balance due in full on October 30, 2026.

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
As of September 30, 2023, the Company was in compliance with such financial covenants.

George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.

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

On September 29, 2023, the Company entered into a real estate loan with a community bank to borrow a principal amount of $14,500 secured by real estate in Chester, Pennsylvania. The loan bears an interest rate of 7.5% and matures in October 2028.

On May 14, 2021, the Company acquired The Healing Center, LLC, which consisted of three dispensaries in the greater Pittsburgh area. The Healing Center operates the dispensaries on the THC Real Estate and on September 3, 2021, the Company acquired the THC Real Estate. The Company funded the acquisition of the THC Real Estate through a credit facility with Chicago Atlantic Credit Company for $12,650 and interest of 9.75% per annum. This loan has been paid in full and is no longer outstanding as of September 30, 2023.

Other

In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan paid interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction. This loan has been paid in full and is no longer outstanding as of September 30, 2023.
During the fourth quarter of 2022, the Company agreed to issue a promissory note for the $12,500 of contingent consideration payable for the Agronomed Biologics, LLC acquisition,which debt is payable in 2023 in installments and as a result the amount due was reclassified from acquisition consideration payable to current portion of debt balance on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

Sources and Uses of Cash
Cash Provided by (Used in) Operating, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change
Net Cash Provided by Operating Activities	$77,361	$65,311	$12,050
Net Cash Used in Investing Activities	(37,573)	(185,284)	147,711
Net Cash Provided by Financing Activities	5,286	97,170	(91,884)
Cash Flows from Operating Activities. During the nine months ended September 30, 2023 and 2022, the Company had net cash inflows of $77,361 and $65,311, respectively. The $12,050 increase was mainly driven by a decrease in inventory related to the standardization of the Company's inventory costing model coupled with a decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities. During the nine months ended September 30, 2023 and 2022, the Company had net cash outflows of $(37,573) and $(185,284), respectively. The $147,711 decrease in net cash outflows during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to a variance in acquisition of business, net of cash acquired of $(13,250) during the nine months ended September 30, 2023, compared to $(101,396) for the nine months ended September 30, 2022. In addition, the decrease in net cash used in investing activities was driven by purchases of property, plant and equipment of $(26,503) during the nine months ended September 30, 2023, compared to purchases of property, plant and equipment of $(109,720) during the nine months ended September 30, 2022.

Cash Flows from Financing Activities. During the nine months ended September 30, 2023 and 2022, the Company had net cash inflows of $5,286 and $97,170, respectively. The $(91,884) variance was primarily driven by proceeds from the issuance of debt of $50,949 during the nine months ended September 30, 2023 when compared to $122,057 during the nine months ended September 30, 2022. The decrease in cash provided by financing activities was partially offset by principal repayments of debt for the nine months ended September 30, 2023 of $(44,582) when compared to $(21,901) for the nine months ended September 30, 2022.
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
Critical Accounting Policies and Significant Judgements and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk disclosures as set forth in Part II of the Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Transition Period to Comply with Management’s Assessment of Internal Controls over Financial Reporting
From June 25, 2022, the effective date of our Registration Statement on Form 10 and the date we became a U.S. reporting company, and continuing during a transition period provided by the SEC for newly public reporting companies in Section 404 of the Sarbanes-Oxley Act of 2002, the Company is exempted from the requirement that it include management’s report on its assessment of the Company’s internal controls over financial reporting until its second Annual Report on Form 10-K is filed with the SEC.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.

Item 1A. “Risk Factors” in our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in the Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, the officers of the Company (as defined in Rule 16a-1(f) of the Exchange Act) set forth below terminated prearranged share trading plans, each of which was intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions, on the dates set forth opposite such officer’s name below. Such prearranged share trading plans were terminated because of the sale transactions executed under such plans were not completed as intended by the applicable officer.

Name	Title	Termination Date
George Archos	Chairman, Chief Executive Officer and Founder	August 16, 2023
Laura Marie Kalesnik	Chief Legal Officer, General Counsel and Secretary	August 15, 2023
Aaron Miles	Chief Investment Officer	August 16, 2023
David Spreckman	Chief Marketing Officer	August 15, 2023
Brett Summerer	Chief Financial Officer	August 15, 2023
Richard Tarapchak	Executive Vice President, Finance & Corporate Controller	August 29, 2023
Destiny Thompson	Chief People Officer	August 31, 2023
Darren Weiss	President	August 15, 2023

During the three months ended September 30, 2023, the officers of the Company set forth below adopted a prearranged share trading plan with a brokerage firm on the dates set forth opposite such officer’s name below, each of which was entered into during an open trading window under the Company's insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions. The details regarding the estimated number of Subordinate Voting Shares for sale and the expiration date with respect to each applicable officer are set forth opposite such officer's name below.

Name	Title	Date of Adoption	Estimated Number of Subordinate Voting Shares for Sale[1]	Expiration Date[2]
Laura Marie Kalesnik	Chief Legal Officer, General Counsel and Secretary	August 30, 2023	102,040	December 31, 2024
Edward McDermott	Chief Operating Officer	September 5, 2023	66,109	December 31, 2024
David Spreckman	Chief Marketing Officer	August 25, 2023	57,441	December 31, 2024
Brett Summerer[3]	Chief Financial Officer	August 25, 2023	210,581	December 31, 2024
Richard Tarapchak	Executive Vice President, Finance & Corporate Controller	September 27, 2023	49,483	December 31, 2024
Destiny Thompson	Chief People Officer	August 31, 2023	77,794	December 31, 2024
Darren Weiss	President	August 28, 2023	181,106	December 31, 2024
1 Such amounts reflect estimated tax withholdings and actual sale amounts may vary.
2 Such plans are subject to earlier termination in the event of certain limited circumstances.
3 Mr. Summerer terminated such prearranged share trading plan as of October 26, 2023.

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
Dated: November 8, 2023

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Brett Summerer
Name:	Brett Summerer
Title:	Chief Financial Officer