Form 10-K
period 2023-12-31
Verano Holdings Corp.
filed 2024-03-15
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☒ No ☐
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

The aggregate market value of the Class A subordinate voting shares, and Class B proportionate voting shares (on an as converted to Class A subordinate voting shares basis), based on the closing price of the Class A subordinate voting shares on the Canadian Securities Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $714,538,753. For this purpose, directors, executive officers and greater than 10% record shareholders are considered affiliates of the registrant.

The registrant had outstanding 344,074,096 Class A subordinate voting shares and no Class B proportionate voting shares as of March 13, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held during 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, expectations and assumptions concerning:
•our ability to obtain, maintain and renew licenses and other regulatory approvals in all states and localities of our operations and planned operations on a timely basis;
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
•the availability of facilities, equipment, skilled labor and services needed for cannabis operations;
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
Forward-looking statements may relate to future financial conditions, results of operations, plans, strategies, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then-current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:
•the illegality of cannabis under federal law, the U.S. federal regulatory landscape and enforcement related to medical or adult-use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;
•regulatory and political changes to U.S. federal, state and local laws related to medical or adult-use cannabis, including political risks and regulation by additional regulatory authorities;
•our limited operating history;
•the impacts of economic uncertainty stemming from disruptions in U.S. and global markets, inflation, rising interest rates, and changes in consumer and business confidence;
•our outstanding indebtedness and potential future indebtedness;
•any potential changes in our liquidity due to potential for instability in market and economic conditions and adverse developments to financial institutions;
•reliance on key management;
•market acceptance of existing and new products and potential returns or recalls of our products;
•customer acceptance of our brand portfolio;
•the accuracy of our forecasted demand for our products;
•the potential for fraudulent activity by employees, contractors and consultants;
•our exposure to growth-related operational and execution risks;
•potential negative findings in our clinical research with respect to our products;
•our ongoing litigation matter with Goodness Growth Holdings, Inc;
•potential product liability claims;

•our exposure to natural phenomena and resulting potential uninsured or under insured losses;
•our structure and our resulting reliance on the performance of our subsidiaries and affiliates;
•our expansion-by-acquisition strategy;
•our ability to acquire businesses and cannabis licenses in desired markets and the integration and operation of acquired businesses;
•the typically limited operations of businesses we acquire;
•the unconventional due diligence process in the cannabis industry;
•our ability to acquire and lease properties suitable for the cultivation, production and sale of cannabis;
•potential limited representations and warranties of businesses we may acquire;
•our acquisition of businesses in developing cannabis markets;
•our lack of portfolio diversification;
•our use of joint ventures, strategic partnerships and alliances;
•our contractual relationships with our consolidated variable interest entities;
•existing competition and new market entrants;
•the introduction of synthetic alternatives to cannabis products by pharmaceutical and other companies;
•the immaturity of the cannabis industry and limited comparable, competitive and established industry best practices;
•the availability of and our reliance on third-party suppliers, service providers, contractors and manufacturers;
•wholesale and retail price fluctuations;
•public opinion and perception of the cannabis industry;
•the availability of raw or other materials;
•rising or volatile energy costs;
•agricultural and environmental risks and the impacts of environmental regulations on the cannabis industry and environmental protections;
•physical security risks, such as theft;
•potential scrutiny from Canadian authorities;
•disparate state-by-state regulatory landscapes and licensing regimes for medical and adult-use cannabis;
•the difficulties cannabis businesses face accessing and maintaining banking or financial services due to federal regulations;
•the cost and difficulty of complying with various regulatory schemes;
•the impact of state social equity legislation as it relates to the cannabis industry;
•the risk of high bonding and insurance costs;
•environmental regulations;
•effects of changes in laws and policies governing employees and by union organizing activity;
•potential divestment of licenses if required by regulatory authorities;
•our dependency on the banking industry;
•required public disclosure and governmental filings containing personal information of our officers, investors and other stakeholders;
•potential findings by regulatory authorities that one of shareholders is unsuitable;
•the risk that our directors, officers, employees or investors are barred from entering the U.S.;
•the ability to, and constraints on, promoting and marketing cannabis products;
•potential U.S. Food and Drug Administration governance of the cannabis industry;
•the potential limitations on our ability to enforce our contracts or any liens granted to us;
•the potential lack of access to federal bankruptcy protections in the U.S.;
•reliance on information technology systems, the potential disclosure of personal information of patients and customers and cybersecurity risks;
•our reliance on third-party software providers;
•cost related to preserving our brand identity;
•our ability to protect our intellectual property due to limited intellectual property protection available for cannabis products and the potential infringement by third parties;
•potential infringement or misappropriation claims;
•the risk of receiving no return on our securities;
•our elimination of monetary liability and indemnification rights against our directors, officers and employees under British Columbia law;
•our dual class capital structure with Class A subordinate voting shares and Class B proportionate voting shares;
•the time and resources necessary to comply with corporate governance practices and securities rules and regulations in the U.S. and Canada;
•our management’s ability to maintain effective internal controls;

•our remediation plan and ability to remediate the material weaknesses in our internal controls over financial reporting;
•potential dilution if we issue additional Subordinate Voting Shares or Proportionate Voting Shares;
•market perception of sales of a substantial amount of Subordinate Voting Shares;
•transfer restrictions on our Subordinate Voting Shares;
•price volatility of our Subordinate Voting Shares;
•our shareholders’ limited participation in our affairs;
•our expectation to not declare or pay out dividends;
•the concentration of our voting control;
•the taxation of cannabis companies in the U.S., including the impact of Section 280E of the Internal Revenue Code of 1986, as amended; and
•other risks described in this Form 10-K, as more particularly described under the heading “Item 1A. Risk Factors” therein.
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

PART I
ITEM 1. BUSINESS
Overview
Verano Holdings Corp., a British Columbia corporation (“Verano,” the “Company,” “we,” “us,” or “our”), one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plan progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning customers. As of March 13, 2024, through our subsidiaries and affiliates we operate businesses in 13 states, including 138 retail dispensaries and 14 production facilities with over 1,000,000 square feet of cultivation capacity. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult-use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult-use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 39 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult-use (i.e. recreational) cannabis, and 11 states allow the use of low tetrahydrocannabinol (“THC”) and high cannabidiol (“CBD”) products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult-use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
For the fiscal year ended December 31, 2023, medical-use sales and adult-use sales comprised approximately 55% and 45% of our consolidated revenues, respectively. For each of the fiscal years ended December 31, 2022 and 2021, medical-use sales and adult-use sales comprised approximately 60% and 40% of our consolidated revenues, respectively.
Substantially all of the Company’s business, operating results and financial condition relate to U.S. cannabis-related activities. Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing cannabis brands and products at scale. Our cultivation, processing and distribution of cannabis consumer packaged goods are designed to guarantee shelf-space in our national retail dispensary chains, as well as to develop and foster long term wholesale supply relationships with third-party retail operators. Our model includes geographic diversity by establishing a footprint to allow us to adapt to changes in both industry and market conditions.
Verano is a reporting issuer under both applicable securities legislation in all of the provinces and territories of Canada and applicable federal securities legislation in the U.S. The Company’s Class A subordinate voting shares (the “Subordinate Voting Shares”) are listed on Cboe Canada (“Cboe”) under the stock symbol, “VRNO,” and are also quoted for trading in the U.S. on the OTCQX under the stock symbol “VRNOF”.
The head office of Verano is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610. Verano’s Canadian registered office is located at 20th Floor, 250 Howe Street, Vancouver, British Columbia V6C 3R8. Verano’s telephone number is (312) 265-0730. Verano’s internet address is www.verano.com. The information provided on the Company’s website is not part of this Form 10-K, unless otherwise noted.
The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also files reports, circulars, annual information statements, and other information regarding the Company with the securities regulatory authorities of Canada via the System for Electronic Document Analysis and Retrieval at www.sedarplus.ca.

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
Go Public Transactions
On December 14, 2020, Verano LLC, Majesta Minerals, Inc., an Alberta corporation, 1276268 B.C. Ltd., a British Columbia corporation, 1277233 B.C. Ltd, a British Columbia corporation, and 1278655 B.C. Ltd., a British Columbia corporation, entered into an arrangement agreement, pursuant to which the Company would result from a reverse takeover transaction as a British Columbia public reporting company (the “RTO”).
On November 6, 2020, Verano LLC entered into an agreement and plan of merger with Alternative Medical Enterprises LLC (“AltMed”), Plants of Ruskin GPS, LLC and RVC 360, LLC (together, with Plants of Ruskin GPS, LLC, “Plants of Ruskin” and, collectively with AltMed, the “AME Parties”), pursuant to which the Company, as the assignee of all of Verano LLC’s rights and obligations thereunder, acquired the AME Parties and their subsidiaries and ownership and control interests (collectively with the AME Parties, the “AME Group”) via a series of merger transactions. The merger transactions were contingent upon, and were to be consummated contemporaneously with, the RTO. The RTO and the merger transactions with the AME Parties (collectively, the “Go Public Transactions”), each closed on February 11, 2021, resulting in the creation of the Company as a Canadian publicly-traded company and the parent holding company of Verano LLC, the AME Parties and their respective subsidiaries and ownership and control interests.
The RTO authorized the Company’s dual class structure of an unlimited number of Class B proportionate voting shares (the “Proportionate Voting Shares”), each of which is convertible into 100 Subordinate Voting Shares, and an unlimited number of Subordinate Voting Shares, each of which is convertible into 1/100 Proportionate Voting Share. The rights, preferences and protections of the Subordinate Voting Shares and the Proportionate Voting Shares are the same based upon the deemed conversion ratio of 100 Subordinate Voting Shares for one Proportionate Voting Share, such that each Subordinate Voting Share is entitled to one vote and each Proportionate Voting Share is entitled to 100 votes and each Proportionate Voting Share would receive 100 times the amount of any dividends or distributions that are payable for one Subordinate Voting Share.
After the consummation of the RTO the Subordinate Voting Shares were listed on the Canadian Securities Exchange (“CSE”) and began trading on February 17, 2021 under the stock symbol “VRNO”.

Credit Agreement
On October 27, 2022, Verano and its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Credit Agreement Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC, as administrative agent for the lenders from time-to-time party thereto, pursuant to which the lenders advanced the Credit Agreement Borrowers a $350,000,000 senior secured term loan.
The 2022 Credit Agreement provides the Credit Agreement Borrowers with the right, subject to conditions, to request an additional incremental term loan in the aggregate principal amount of up to $100,000,000; provided that the lenders elect to fund such incremental term loan.
The 2022 Credit Agreement also provides the Credit Agreement Borrowers with the right to (i) incur up to $120,000,000 of additional indebtedness from third-party lenders secured by real estate excluded as collateral under the 2022 Credit Agreement, (ii) incur additional mortgage financing from third-party lenders secured by real estate acquired after the funding date of the 2022 Credit Agreement, and (iii) upon the SAFE Banking Act or similar legislation making banking services available to U.S. cannabis companies being passed by the United States Congress, incur up to $50,000,000 pursuant to a revolving credit facility from third-party lenders that is pari passu or subordinated to the 2022 Credit Agreement obligations, each of which is subject to customary conditions.
The obligations under the 2022 Credit Agreement are secured by substantially all of the assets of the Credit Agreement Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions.
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
At any time, the Credit Agreement Borrowers may voluntarily prepay up to $100,000,000 of the principal balance, subject to a one-time $1,000,000 prepayment premium upon the first prepayment, and may prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of any subsequent prepayments. The Credit Agreement Borrowers may not voluntarily prepay more than $100,000,000 of the principal balance without prepaying the entire outstanding principal balance of the loan.
The 2022 Credit Agreement includes customary representations, warranties and covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
The 2022 Credit Agreement also includes customary negative covenants limiting the Credit Agreement Borrowers’ ability to incur additional indebtedness and grant liens, and the ability to enter into definitive documents or consummate acquisitions or dispositions that are not otherwise permitted thereunder, among others. Additionally, the 2022 Credit Agreement requires the Credit Agreement Borrowers to meet financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.
As of December 31, 2023, the Company was in compliance with such covenants.
George Archos, the Chairman and Chief Executive Officer of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000,000 of the $350,000,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders.
See “Note 19 – Subsequent Events” in the Notes to the Consolidated Financial Statements in this Form 10-K for information regarding a $50,000,000 prepayment under the 2022 Credit Agreement occurring April 30, 2024.

Certain 2023 Developments
Proportionate Voting Shares
On March 24, 2023, all outstanding Proportionate Voting Shares were converted into Subordinate Voting Shares. There were 133,373 Proportionate Voting Shares that converted into 13,337,286 Subordinate Voting Shares and no Proportionate Voting Shares are outstanding.
Equity Purchase Agreement
On April 21, 2023, the Company exercised its right to terminate that certain Equity Purchase Agreement, dated as of July 7, 2022, by and among Verano Virginia, LLC, MM Enterprises USA, LLC, and PharmaCann Virginia LLC ("MedMen VA"), because of MedMen VA's unsuccessful appeal to have the conditional pharmaceutical processor facility permit previously issued to it by the Virginia Board of Pharmacy reinstated.
Product Launches
On June 14, 2023, the Company announced the launch of On the Rocks™, a multi-format brand anchored around solventless extraction methods, which includes live rosin cartridges, concentrates and gummies handcrafted for the most pure and flavorful expression of the cannabis plant.
On November 20, 2023, the Company announced the introduction of the Essence Nectar line, which combines bespoke graphic art with terpene-rich, full-spectrum cannabis products.
Cboe Exchange
On October 18, 2023, the Subordinate Voting Shares begin trading on Cboe under the stock symbol, “VRNO.” In connection therewith, the Subordinate Voting Shares ceased trading on the CSE as of the close of market on October 17, 2023.
2023 Loan Agreement
On December 26, 2023, a subsidiary of the Company, as the borrower (“Loan Agreement Borrower”), entered into a Loan Agreement (the “Loan Agreement”), with First Federal Bank (“Loan Agreement Lender”). The Loan Agreement Borrower’s obligations under the Loan Agreement is guaranteed by the Company and another subsidiary of the Company.
Pursuant to the Loan Agreement, $27,998,750 in principal was funded which is being repaid in 60 monthly installment payments based on a 300-month amortization schedule, with a balloon payment upon maturity. All unpaid principal and interest is due in full on December 26, 2028.
The obligations under the Loan Agreement are secured by a mortgage on real property located in Apollo Beach, Florida and owned by the Loan Agreement Borrower, together with certain other limited assets of Loan Agreement Borrower related to such real property.
The Loan Agreement provides for a fixed annual interest rate of 8.34%, which interest rate may be increased by 2% if an event of default occurs; provided, that certain events of default allow the Loan Agreement Lender to declare all outstanding principal immediately due, in which case all unpaid principal will accrue interest at 18% per annum thereafter.
The Loan Agreement further provides the Loan Agreement Borrower with the right to prepay all or any portion of the outstanding principal balance with prepayment rates ranging from 0-2% of the principal amount prepaid, depending on when such prepayment occurs.
The Loan Agreement includes customary representations and warranties and events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness, and events of bankruptcy and insolvency, among others.

Organizational Structure
Verano is a holding company and conducts its business operations through direct and indirect subsidiaries and affiliates. The following chart sets forth the corporate structure of the Company and its primary subsidiary, Verano LLC. As part of the implementation of the Go Public Transactions and tax considerations, through a series of transactions we formed two levels of subsidiaries above Verano LLC that include Verano Holdings USA Corp., a Delaware corporation (“BlockerCo”), and five subsidiaries of BlockerCo, those being ZNN Holdings, LLC, a Delaware limited liability company, Nuuvn Holdings, LLC, a Delaware limited liability company, ZenNorth LLC, a Delaware limited liability company, A&T SPV II LLC, a Texas limited liability company, and SGI 1 LLC, a Delaware limited liability company (collectively, the “Blocker Subsidiaries”). BlockerCo and the Blocker Subsidiaries have no business or operations and exist solely to affect the Go Public Transactions and the taxation of Verano as a U.S. corporation rather than a British Columbia corporation.
From time to time, we may reorganize our operating subsidiaries through consolidations, mergers, contributions, distributions and similar corporate restructurings in order to integrate acquired companies, enhance efficiencies, streamline operations, group borrowers under the 2022 Credit Agreement and align financial reporting. After giving effect to any corporate reorganization, all operating entities remain as indirect subsidiaries of BlockerCo and the Company. See Exhibit 21.1 to this Form 10-K for a list of subsidiaries of the Company as of December 31, 2023.
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
Our strategy is to vertically integrate as a single cohesive company in multiple states through consolidation of seed-to-sale cultivating, processing, wholesale distributing, and dispensing branded products at scale. The Company’s cultivation, processing and wholesale distribution of cannabis consumer packaged goods are designed to support our national retail dispensary chains and to develop and foster long term wholesale supply relationships with third-party retail dispensary operators. Our retail dispensary chains operate under brand names including Zen Leaf™ and MÜV™ and we developed this model in part to guarantee shelf-space in our retail dispensaries.
Our strategy includes geographic diversity by establishing a footprint to enable us to adapt to changes in both industry and market conditions. We have pursued this strategy of geographic diversity through acquisitions and organic growth funded by internally generated cashflow, the issuance of Subordinate Voting Shares and Proportionate Voting Shares, deferred purchase price payments and the incurrence of indebtedness.
We believe that the following business objectives have positioned Verano for continued growth.
•The Company’s business plan centers around four foundational pillars: cultivation, production, brand creation and retail.
•Diversity in revenue streams helps position the Company to respond proactively to changes in economics, regulations and healthcare, as well as to navigate ever-evolving consumer habits.
•The Company strives to operate and manage the entire vertical cannabis operation and supply chain from seed-to- sale.
•The Company focuses on a current potential market size of approximately 88 million adult Americans, based on U.S. Census Bureau estimations as of July 1, 2023, which includes the total adult population in the 13 states that we have active operations, those states being Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania and West Virginia.
•The Company aims for a “first-mover” competitive advantage in emerging markets by seeking early entry into states with approved medical-use cannabis programs and then establishing a footprint and vertical operations in anticipation of the authorization of adult-use cannabis.
•The Company emphasizes developing high-quality products at various price points pursuing quality in order to elevate its products’ market desirability and value.
•The Company adheres to standard operating procedures across all of its cultivation and processing facilities, growing with state-permitted products and implementing compliance programs to meet product testing, inventory controls and other state regulatory requirements.
•The Company espouses a customer and patient driven business philosophy aiming to deliver value to its downstream patients and consumers.

Regulatory Framework in the United States
The U.S. regulatory scheme varies in its terminology and definitions, using “cannabis”, “marijuana” and “hemp” as distinct terms. For purposes of this Form 10-K, the term “cannabis” means “marijuana” as set forth in the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act” or the “CSA”) and is used interchangeably with the term “marijuana.”
To date, in the U.S. 39 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult-use (i.e. recreational) cannabis, and 11 states allow the use of low THC and high CBD products for specified medical uses. Notwithstanding the permissive regulatory environment of medical, and in some cases, adult-use cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the United States. Because U.S. federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis and we rely on established and developing laws and regulations in the states and local jurisdictions in which we operate. In addition, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the U.S. may form the basis for prosecution under applicable U.S. federal money laundering legislation.
Regulation of Cannabis at the U.S. Federal Level
The U.S. federal government’s approach to enforcement of cannabis laws has trended toward deference to state laws where a robust state regulatory framework exists. In August 2013, the U.S. Department of Justice (the “DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices. The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal cannabis laws against individuals and businesses that comply with state cannabis programs. The Cole Memorandum, while not legally binding and only a policy statement, assisted in managing the tension between state and federal laws concerning all medical and adult-use state-regulated cannabis businesses.
In January 2018, the Cole Memorandum was rescinded by former Attorney General Jeff Sessions. While this did not create a change in federal law, the revocation added to the uncertainty of U.S. federal enforcement of the Controlled Substances Act in states where cannabis use is regulated. Former Attorney General Jeff Sessions also issued a one-page memorandum known as the “Sessions Memorandum” which confirmed the rescission of the Cole Memorandum and explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance as set forth in the U.S. Attorney’s Manual. While the Sessions Memorandum does emphasize that marijuana is a Schedule I controlled substance, it does not otherwise indicate that the prosecution of marijuana-related offenses is a heightened DOJ priority. The Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion, which remains in the hands of U.S. Attorneys when deciding whether or not to prosecute marijuana-related offenses. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and the Sessions Memorandum did not address the treatment of medical cannabis by federal prosecutors.
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
On October 6, 2022, President Biden issued a Proclamation on Granting pardon for the Offense of Simple Possession of Marijuana stating that President Biden grants a full, complete, and unconditional pardon to (1) all current U.S. citizens and lawful permanent residents who committed the offense of simple possession of marijuana in violation of the Controlled Substances Act or other specified laws, on or before the date of the Proclamation, regardless of whether they have been charged with or prosecuted for this offense on or before the date of the Proclamation; and (2) all current U.S. citizens and lawful permanent residents who have been convicted of the offense of simple possession of marijuana in violation of the Controlled Substances Act or in violation of other specified law; which pardon will restore to them full political, civil, and other rights. President Biden further asked the Secretary of Health and Human Services and Attorney General Merrick Garland to promptly reevaluate cannabis as a Schedule I substance under the Controlled Substances Act.

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
On August 29, 2023, the Department of Health and Human Services (“HHS”) recommended that cannabis should be placed in Schedule III of the Controlled Substances Act. This recommendation is based off the FDA analysis which recommends control in Schedule III as well as the National Institute on Drug Abuse’s review and concurrence. HHS conducted a review of the FDA’s consideration of the following eight factors: (1) actual or relative potential for abuse; (2) scientific evidence of its pharmacological effect, if known; (3) the state of current scientific knowledge regarding the drug or other substance; (4) historical and current patterns of abuse; (5) the scope, duration, and significance of abuse; (6) risks to public health; (7) its psychic or physiological dependence liability; and (8) whether the substance is an immediate precursor of a substance already controlled. After such review, HHS found that (i) cannabis’s potential for abuse is less than the drugs or other substances in schedules I and III, (ii) cannabis has a currently accepted medical use in treatment in the United States, and (iii) cannabis poses a moderate to low risk of physical dependence or high psychological dependence. At the time of filing this Form 10-K, the Drug Enforcement Agency (“DEA”) has not announced any action it proposes in light of HHS’s recommendation. Despite this recommendation, there can be no assurances that cannabis will become a Schedule III substance within a certain timeframe or at all.
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
In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memorandum”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum clarifies how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the Controlled Substances Act and independently lists the federal government’s enforcement priorities as related to cannabis. Although the original FinCEN Memorandum is still in place, this supplementary DOJ guidance that accompanied the FinCEN Memorandum was rescinded when former Attorney General Sessions rescinded the Cole Memorandum. Despite the attempt to legitimize cannabis banking, in practice the FinCEN Memorandum guidance has not made banks much more willing to provide services to cannabis businesses. The current law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each cannabis business they take as a customer.
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

In the absence of comprehensive reform of federal cannabis legislation that would decriminalize the cannabis industry, a growing number of members of the U.S. Congress (“Congress”) have expressed support for federal legislation that would eliminate the financing activity of businesses operating under state-sanctioned cannabis programs from the scope of federal money laundering statutes. In September 2019, the U.S. House of Representatives (the “House”) first passed the Secured and Fair Enforcement Banking Act of 2019 (commonly known as the “SAFE Banking Act”), which aims to provide safe harbors and guidance to financial institutions that work with legal U.S. cannabis businesses, as a standalone bill but it failed to be taken up by the U.S. Senate (“Senate”). The language of the SAFE Banking Act has been attached to various proposed legislation, but the language has not been included in any final legislation. To date, the SAFE Banking Act has passed the House a total of six times either as a standalone bill or attached to other legislation, most recently in February 2022 as an amendment to the America Competes Act (the “COMPETES Act”). However, the amendment was removed from the Senate version of the bill and was not included in the final version of the COMPETES Act amendment.
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
In September 2023, the Senate Banking Committee passed the Secure and Fair Enforcement Regulation Banking Act (the “SAFER Banking Act”) by a bipartisan vote of 14-9. The bill, SB. 2860, was placed on the Senate legislative calendar the following day. The proposed legislation includes protections “criminal, civil, or administrative forfeiture” of relevant “legal interest[s]” solely for providing financial services to a “state-sanctioned marijuana business or service provider.” While cannabis would remain illegal under the SAFER Banking Act if passed, the law would resolve the tension between federal and state law with respect to banking, lending to, and insuring a state-legal cannabis business. Under the SAFER Banking Act, certain applicable guidelines and restrictions, such as due diligence and ongoing monitoring for suspicious activities, will remain in place.
Other legislation that has been introduced in the U.S. that would make cannabis transactions easier and more predictable, include the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Cannabis Administration and Opportunities Act (the “CAO Act”), the Preparing Regulators Effectively for a Post-Prohibition Adult-Use Regulated Environment Act (the “PREPARE Act”) and legislation proposed by Representative Nancy Mace of South Carolina. The MORE Act was introduced in 2019 and if it were to become law, the MORE Act, among other things, would remove cannabis as a Schedule I controlled substance under the Controlled Substances Act, create cannabis tax and grant programs and make available U.S. Small Business Administration funding for regulated cannabis operators. Although the House passed the MORE Act in December 2020, it failed to pass in the Senate prior to the end of the 2020 legislative session. The House passed the MORE Act a second time on April 1, 2022, however, the bill stalled in the Senate. The Senate’s own comprehensive bill, the CAO Act, was released as a discussion draft in July 2021, and if it were to become law it would, among other things, remove cannabis from the definition of a controlled substance under the Controlled Substances Act, impose a federal tax on cannabis of 10% in its first year of enactment (eventually increasing to 25% in 5% increments), enshrine the current state cannabis licensing regimes and introduce additional federal legislation permitting cannabis wholesalers and blocking states from prohibiting interstate commerce of regulated cannabis across their borders. The CAO Act was reintroduced in the Senate on July 21, 2022; however, it was not heard in committee prior to the adjournment of the 117th Congress on January 3, 2023.
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

The PREPARE Act was introduced in the House in April 2022 to prepare the U.S. federal government for the “inevitable end to cannabis prohibition.” The proposed legislation would direct the U.S. Attorney General to establish a federal commission to oversee the development of a regulatory and revenue framework modeled after the alcohol industry while also respecting the cannabis laws of each state. In October 2023, Representative Mace introduced new legislation, the States Reform Act, to federally decriminalize cannabis and provide for federal regulation of cannabis in a manner similar to federal regulation of alcohol. The States Reform Act would establish a federal permitting process for cannabis businesses, provide for federal oversight of interstate medical cannabis products, and create a 3% federal cannabis excise tax structure with a 10-year moratorium on increases. As with the proposed 2021 legislation, the excise tax would go towards funding law enforcement, small businesses and veteran’s mental health initiatives.
Despite the rescission of the Cole Memorandum, one legislative safeguard for the medical cannabis industry remains in place. Since 2015 Congress has used a rider known as the Rohrabacher-Blumenauer Amendment (also known as the Rohrabacher–Farr amendment) (the “RBA”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. However, this measure does not protect adult-use cannabis businesses. Congress has repeatedly renewed the RBA. In 2021, President Biden became the first president to propose a budget with the RBA included. On January 19, 2024, the RBA was renewed through the signing of a stopgap funding bill, and it remains effective through March 8, 2024.
The Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) removed hemp from the Controlled Substances Act and legalized the growth and sale of hemp and hemp products. At the time the 2018 Farm Bill was passed, there was general consensus among the scientific community that THC, CBD, and hundreds of other cannabinoids were present in such a limited capacity that their potential for psychoactive response in users was not studied or considered. Under the protections of the 2018 Farm Bill, manufacturers began synthesizing the abundant non-psychoactive CBD into intoxicating delta-8 THC, a molecule that only differs from its delta-9 relative by a location of a double bond between carbons. This expanded to include previously unstudied cannabinoids, such as delta-O THC, delta-10 THC, and THC-P (believed to be almost thirty-three percent more potent than delta-9 THC found in ‘traditional’ cannabis products), all of which is known as “Hemp-Synthesized Intoxicants”, or HSIs.
In January of 2023, the FDA, via an internal working group, concluded that the existing regulatory framework for food and supplements are not appropriate for hemp products and CBD. The Subcommittee on Health Care and Financial Services released a request for information to subject matter experts and stakeholders regarding the FDA’s regulation of hemp products and CBD. Responses to the request for information indicated FDA inaction has left both the cannabis and hemp industries in limbo. The 2024 Farm Bill might offer language that grants regulatory authority to the FDA in terms of regulating hemp, and its byproducts. However, according to the National Cannabis Industry Association it’s just as likely that the bill will redefine hemp in a way that excludes delta- 8 THC by default. Thus, the Company cannot predict the impact the 2018 Farm Bill, or any future farm bills, will have on the Company going forward.
There can be no assurance that the SAFE Banking Act, the SAFER Banking Act, the CLIMB Act, the CAO Act, the MORE Act, the PREPARE Act, the States Reform Act, the 2018 Farm Bill, the potential 2024 Farm Bill, or similar comprehensive legislation that would de-schedule and de-criminalize cannabis will be passed in the near future or at all, particularly as other priorities such as curbing inflation and war in Ukraine and the Israel-Hamas war are expected to be priorities. There can be no assurance that the RBA will be renewed in the future. If any such legislation is passed, there is no guarantee that it will include provisions that preserve the current state-based cannabis programs under which the Company’s subsidiaries and affiliates operate or that such legislation will otherwise be favorable to the Company and its business.
An additional federal law challenge to cannabis businesses is that the provisions of Section 280E of the Internal Revenue Code of 1986 as amended (the “Code”), are being applied by the Internal Revenue Service (the “IRS”) to businesses operating in the medical and adult-use cannabis industry. Section 280E of the Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective U.S. federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses participating in the state legalized cannabis industry may be less profitable than they would otherwise be if Section 280E were not applied to their businesses. If cannabis were rescheduled to Schedule III under the CSA, as recommended by HHS, Section 280E prohibitions would no longer apply to businesses such as the Company operating in the state-legalized medical and adult-use cannabis industry. At this time, the Company cannot predict the effect any potential rescheduling would have on its taxes, and there is no assurance that cannabis will become a Schedule III substance under the CSA on a given timeframe, or at all.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. This could have a material adverse effect on the Company, including our reputation and ability to conduct business, our cannabis licenses, the listing and trading of our securities on stock exchanges and platforms, our financial position, operating results, profitability, liquidity and the market price of our publicly traded Subordinate Voting Shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time and resources could be substantial.
Regulation of Cannabis at the U.S. State and Local Levels
Because U.S. federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. This prohibition applies to, among other things, transporting cannabis between states that have legalized cannabis use and transporting cannabis that has been legally acquired in a state. Because of current federal law, the U.S. cannabis industry is conducted on a state-by-state basis, and we rely on established and developing laws and regulations in the states and local jurisdictions in which we operate. The cannabis industry is subject to state and local laws, regulations and guidelines relating to, among other matters, the cultivation, processing, distribution, sale, storage and disposal of medical and adult-use cannabis, with each state enacting laws and regulations for that particular state upon approval of medical or adult-use cannabis in such state. States and localities currently require licenses and permits to engage in the cannabis industry with the laws and regulations varying from state to state and locally. In many states, there are specific license caps that create high barriers to entry. In addition to stringent application requirements, licenses may be limited in scope of business. States also may enact social equity programs to foster an inclusive and equitable cannabis industry by increasing diversity in the number of license holders, which may further limit available licenses. Generally, any change in ownership of a license holder or other deemed sale, assignment or transfer of a license requires prior approval by the applicable state regulators, which approval process may be lengthy and rigorous.
For each of our licenses, the states impose strict license renewal requirements that vary state by state. We generally must complete the renewal application process within a prescribed period prior to the expiration date and pay an application fee. The state licensing body can deny or revoke licenses and renewals for a variety of reasons, including, among others, (i) submission of materially inaccurate, incomplete or fraudulent information, (ii) failure of the Company or any of its directors or officers to comply, or have a history of non-compliance, with any applicable law or regulation, including laws relating to minimum age of customers, safety and non-diversion of cannabis or cannabis products, taxes, child support, workers compensation and insurance coverage, or failure to otherwise remain in good standing (iii) failure to submit or implement a plan of correction for any identified violation, (iv) attempting to assign registration to another entity without state approval, (v) insufficient financial resources, (vi) committing, permitting, aiding or abetting of any illegal practices in the operation of a facility, (vii) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at a licensed facility and (viii) lack of responsible operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Some jurisdictions also require licensees to attend a public hearing or forum in connection with their initial license application and license renewal application. Any unexpected delays or costs associated with the licensing renewal process could impede our ongoing or planned operations and could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.
Below is a general summary overview of the current licensing and regulatory framework in the states where we operated under cultivation, processing or retail licenses or have rights to operate under such licenses as of March 5, 2024. In addition to the states listed below, in the ordinary course of business we may also conduct pre-licensing activities in other markets. In these markets, we may have either applied for licenses, or plan on applying for licenses, but we do not currently own or manage businesses with cultivation, processing, or retail licenses. See Appendix A to this Form 10-K for a list of the licenses and permits, by state, held by the Company for the cultivation, processing, wholesale distribution and retail sale of cannabis products as of March 13, 2024.

Arizona
Cannabis licenses in Arizona may be vertically integrated. Cannabis establishment licensees may operate all of the following: (i) a single retail location at which the licensee may sell cannabis and cannabis products to consumers, cultivate cannabis and manufacture cannabis products; (ii) a single off-site cultivation location at which the licensee may cultivate cannabis, process cannabis and manufacture cannabis products, but from which cannabis and cannabis products may not be transferred or sold to consumers; and (iii) a single off-site location at which the licensee may manufacture cannabis products and package and store cannabis and cannabis products, but from which cannabis and cannabis products may not be transferred or sold to consumer.
Arizona state licenses are renewed biennially. Every other year, licensees are required to submit a renewal application. While renewals are biennial, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted at least thirty days prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Arizona.
Arkansas
Subject to state regulations, Arkansas currently allows access to cannabis for medical use. The Company and its subsidiaries have entered into agreements or arrangements with a dispensary licensee that holds one license in the State of Arkansas that provides contractual consulting and licensing rights with respect to the license and related cannabis business being conducted pursuant thereto.
Arkansas regulations apply to all aspects of cannabis seed-to-sale including record keeping, reporting, inventory quality, inventory tracking, storage, testing, security and transportation. Only qualified patients and designated caregivers may purchase medical cannabis. Delivery of medical cannabis is allowed in accordance with state regulations.
Licenses issued in the State of Arkansas expire one year after the date of issuance. The Arkansas Medical Marijuana Commission is required under the legislation to issue a renewal dispensary or a renewal cultivation facility license within ten days to any entity that complies with Arkansas’ regulatory requirements, including the payment of a renewal fee. Provided that the requisite renewal fees are paid, the renewal application is submitted at least sixty days prior to the expiration date, and there are no material violations noted against the applicable licenses, license holders expect to receive renewed licenses in the ordinary course of business.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Arkansas.
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
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Connecticut.

Florida
Subject to state regulations, Florida currently allows access to cannabis for medical use. The Florida operation includes a call center for all state operations.
Florida state licenses are renewed biennially. Every other year, licensees are required to submit a renewal application. While renewals are biennial, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted at least ninety days prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
The Florida Marijuana Legalization Initiative (Initiative #22-05) may appear on the ballot in Florida as an initiated constitutional amendment on November 5, 2024. Voting yes would support the legalization of cannabis for adults twenty-one years old and older and allow individuals to possess up to three ounces of cannabis, with up to five grams in the form of concentrate. Existing medical cannabis treatment centers would be authorized under the initiative to acquire, cultivate, process, manufacture, sell, and distribute cannabis products and accessories. The Florida Attorney General has filed a legal challenge to the ballot initiative arguing that it is misleading because cannabis would remain federally illegal even with passage of the initiative. Oral arguments were held before the Florida Supreme Court on November 7, 2023. The Court has until April 1, 2024 to issue its decision on whether the initiative will appear on the 2024 ballot. There is no assurance that this initiative will appear on the ballot in Florida, or that Florida voters will support this initiative.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Florida.
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
Once a license is granted, licensees have a continuing obligation to ensure no cannabis is sold, delivered, transported, or distributed to a location outside of Illinois. Licenses are valid for one year, and after the initial term, licensees are required to submit renewal applications. Illinois requires on-going compliance by license holders to regulations regarding the requirements of the application which include suitable locations, safety procedures, procedures for compliance with laws, record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. In respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is timely submitted prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
Following an approximate three-year delay in Illinois’s 2020 licensing application process, new adult-use dispensary, infuser, craft grower, and transporter licenses have begun to operationalize. The Company has established strong relationships with Illinois customers and the communities in which it operates, and will work with new licensees to build profitable new business relationships. While the operationalization of new cannabis business licenses does increase the level of retail competition within this state market, it also presents additional wholesale opportunities for the Company’s cultivation and manufacturing operation in this state market.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Illinois.

Maryland
Subject to state regulations, Maryland currently allows access to cannabis for both medical and adult-use. In November 2022, Maryland voters approved a state constitutional amendment that legalized the adult-use of cannabis. The new law went into effect on July 1, 2023.
The 2023 legislation expanded the principal license categories in Maryland to: (i) standard grower; (ii) standard processor; (iii) standard dispensary; (iv) micro grower; (v) micro processor; (vi) micro dispensary; (vii) incubator space; and (viii) on-site consumption establishment. Maryland has limited the number of each license, and allows a dispensary licensee to have a direct interest in up to four dispensaries at one time. The standard dispensary license permits the licensee to purchase cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities and cannabis from other retail stores and allows the sale of cannabis and cannabis products to registered patients. The standard grower license permits the licensee to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to cannabis dispensaries, and cannabis cultivation facilities. The standard processing license permits the licensee to purchase cannabis from cultivation facilities, manufacture cannabis products, and sell those products to licensed cannabis dispensaries. Maryland licenses are valid for a period of five years and are subject to renewals after required fees are paid and provided that the business remains in good standing.
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
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Maryland.
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
Licensees are heavily regulated with on-going requirements related to operations, security, storage, transportation, inventorying, personnel, and more. As in other states where cannabis is legal, Massachusetts regulators can deny or revoke licenses and renewals for multiple reasons. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of Massachusetts. Provided that the requisite renewal fees are paid, the renewal application is submitted at least ninety days prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Massachusetts.

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
Michigan state licenses are renewed annually. Every year, licensees are required to submit a renewal application with requisite renewal fees, including maintaining and providing proof of commercial general liability insurance and coverage for bodily injury resulting from sale of cannabis products. Provided that the requisite renewal fees are paid, the renewal application is timely submitted prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Michigan.
Nevada
Subject to state regulations, Nevada currently allows access to cannabis for both medical and adult-use. Nevada is not a vertically integrated system, and there are three principal license categories in Nevada: (i) cultivation, (ii) processing, and (iii) dispensary. The cultivation licenses permit the licensee to acquire, cultivate, deliver, supply or sell cannabis and related supplies to cannabis dispensaries and facilities for the production of edible cannabis products and cannabis -infused products. The processing license permits the licensee to acquire, manufacture, deliver, supply or sell edible cannabis products or cannabis-infused products to other cannabis production facilities or cannabis dispensaries. The dispensary licenses permit the licensee to purchase cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities and cannabis from other retail stores, as well as allow the sale of cannabis and cannabis products.
Nevada licenses are valid for one year and are subject to annual renewals after required fees are paid and provided that the business remains in good standing. Nevada requires on-going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. Provided that the requisite renewal fees are paid, the renewal application is timely submitted prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Nevada.
New Jersey
Subject to state regulations, New Jersey currently allows access to cannabis for medical use and as of April 2022, adult-use. New Jersey permits the operation of vertically integrated cannabis licenses which allows the licensee to cultivate, process, and sell medical cannabis products to registered qualified patients and caregivers. There are also non-vertically integrated licenses, which principally include: (i) cultivators and manufacturers, which may cultivate cannabis and manufacture medical cannabis products, and (ii) dispensaries which may sell medical cannabis and products to registered qualified patients and caregivers. For adult-use cannabis, New Jersey administers six license classes, the principal of which are: (a) cultivator, which may grow recreational use cannabis, (b) manufacturers, which may produce recreational use cannabis in additional approved forms, and (c) retailer, which may sell recreational cannabis to consumers over the age of 21. ATCs may expand into adult-use sales if approved by New Jersey’s Cannabis Regulatory Commission.
Licensees are heavily regulated with on-going requirements related to operations, security, storage, transportation, inventorying, personnel, and more. New Jersey licenses are valid for one year and are subject to annual renewals. As in other states where cannabis is legal, New Jersey regulators can deny or revoke licenses and renewals for multiple reasons. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of New Jersey. Provided that the requisite renewal fees are paid, the renewal application is submitted at least ninety days prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in New Jersey.

Ohio
Subject to state regulations, Ohio currently allows access to cannabis for medical use. There are three principal license categories in Ohio: (i) cultivation, (ii) processing and (iii) dispensary. On at least a biennial basis, regulators consider whether enough medical cannabis dispensaries exist, considering the state population, the number of patients seeking to use medical cannabis and the geographic distribution of dispensary sites. More licenses may be issued based on those findings. The medical cultivation licenses permit the licensee to acquire, possess, cultivate, manufacture and process into medical cannabis products, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to medical cannabis dispensaries. The medical processor license permits the licensee to manufacture and produce medical cannabis products. The dispensary licenses permit the licensee to purchase cannabis and cannabis products from cultivation and processing facilities, as well as allow the sale of cannabis and cannabis products to registered patients. On at least a biennial basis, regulators consider whether enough medical cannabis dispensaries exist, considering the state population, the number of patients seeking to use medical cannabis and the geographic distribution of dispensary sites. More licenses may be issued based on those findings.
Ohio requires on-going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties. Ohio cultivation and processing licenses are valid for two years and subject to biannual renewal. Ohio medical dispensary licenses are valid for one year and subject to annual renewal. Provided that the requisite renewal fees are paid, the renewal application is submitted at least thirty days, or forty-five days for dispensaries, prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
On November 7, 2023, ballot initiative Ohio Issue 2, the Marijuana Legislative Initiative, was approved by 57% of Ohio voters as an indirect initiated state statute. The ballot measure stated: “[t]he Act would enact Chapter 3780 (‘Chapter’) of the Ohio revised Code regarding adult-use cannabis control to authorize and regulate the cultivation, processing, sale, purchase, possession, home grow, and use of adult-use cannabis by adults at least twenty-one years of age (‘adult-use consumers’).” Under the ballot initiative, adult-use consumers will be permitted to possess up to 2.5 ounces of cannabis and up to fifteen grams of cannabis concentrates and will be able to purchase plant material, seeds, live plants, clones, extracts, drops, lozenges, oils, tinctures, edibles, patches, smoking or combustible product, vaporization of product, beverages, pills, capsules, suppositories, oral pouches, oral strips, oral and topical sprays, salves, lotions or similar cosmetic products, and inhalers.
The voter-approved ballot initiative further established the Division of Cannabis Control within the Ohio Department of Commerce. The Division of Cannabis Control is required by law to allocate adult-use operator licenses no later than September 2024. The Ohio adult-use market will consist of four license types: adult-use cultivator, adult-use processor, adult-use dispensary, and adult-use testing laboratory licenses. Current medical cannabis cultivators, processors, and testing laboratories will receive a respective adult-use operator license. Medical cannabis Level I cultivators will also receive three adult-use dispensary licenses. Current medical cannabis Level II cultivators will receive one adult-use dispensary license. Each medical cannabis dispensary will receive an adult-use dispensary license. Any medical cannabis dispensary that is not commonly owned or controlled by a cultivator or processor will receive two adult-use dispensary licenses. In addition to adult-use licenses to be issued to medical cannabis licensees, up to forty Level III adult-use cultivator licenses and up to fifty adult-use dispensaries may be issued with preference given to applicants certified under Ohio’s Cannabis Social Equity and Jobs Program. Additional adult-use licenses may be allocated beginning two years from the issuance of initial adult-use licenses based on certain market factors.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Ohio.

Pennsylvania
Subject to state regulations, Pennsylvania currently allows access to cannabis for medical use. The principal permit categories in Pennsylvania are: (i) cultivation, (ii) processing, and (iii) dispensary. The cultivation and processing permits allow the holder to acquire, possess, cultivate, manufacture and process into medical cannabis products and medical cannabis-infused products, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to medical cannabis dispensaries. The retail dispensary permits allow the holder to purchase cannabis and cannabis products from cultivation and processing facilities, as well as allow the sale of cannabis and cannabis products.
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
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Pennsylvania.
West Virginia
Subject to state regulations, West Virginia currently allows access to cannabis for medical use. West Virginia’s Office of Medical Cannabis administers three permit types: (i) growers, which grow and cultivate medical cannabis, (ii) processors, which manufacture medical cannabis into approved forms other than usable medical cannabis, and (iii) dispensaries, which dispense medical cannabis and medical cannabis products to patients and caregivers. Licenses must be annually renewed.
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
West Virginia licenses are valid for one year and subject to annual renewal. In respect of the renewal process, the renewal application must be submitted within six months, but no later than four months of the license’s expiration and requires detailed information regarding the licensee’s operations.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in West Virginia.
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
See Appendix A to this Form 10-K for a list of the licenses and permits, by state, held by the Company for the cultivation, processing, wholesale distribution and retail sale of cannabis products as of March 13, 2024.
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
Regulatory Compliance Program
Our compliance group oversees, maintains, and implements our regulatory compliance program. The compliance group also prepares, submits and processes our applications for new licenses, renewals, approvals for changes to our existing licenses and approvals for change of ownership of licensees or deemed sales, transfers or assignments of licenses that arise with acquisitions and dispositions. In addition to our internal regulatory group and legal group, we have engaged outside legal counsel, consultants and advisors in many jurisdictions.
The compliance group oversees training for cultivation, production and dispensary managers and employees, along with other department leaders and other persons, as needed, in maintaining compliance with state and local laws and regulations. The compliance group also monitors all new, proposed, and/or amended laws and regulations and compliance notifications from state and local regulators and inspectors, and the compliance group leads in timely resolving any identified issues or concerns.
Our compliance program includes the following compliance objectives.
•Ensure the operations of our subsidiaries (or third parties, in the jurisdictions where we have agreements that provide contractual rights with respect to ownership, management services, consulting or licensing, or a combination thereof, with respect to the applicable license and related cannabis business being conducted pursuant thereto (each such agreement, a “Management Agreement”)) are compliant with all licensing requirements by the applicable state, county, municipality, town, township, borough, and other administrative entities.
•Ensure our business activities adhere to the scope of the licensing obtained. In the states where only medical cannabis is permitted, the cannabis products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis being sold, and in the states where cannabis is permitted for adult-use, the cannabis products are only sold to individuals who meet the requisite age requirements. We carefully align with regulations in jurisdictions allowing both medical and adult-use cannabis to ensure compliance with each program.
•Perform due diligence on cannabis businesses we may acquire, including on the policies and procedures in place to ensure that cannabis products are not distributed to minors and review the ownership to ensure that no profits or revenues are used for the benefit of criminal enterprises and that the business has not been involved in violations of law.
•Ensure our businesses adhere to our policies, procedures and practice standards with sufficient checks and balances to confirm that no revenue is distributed to criminal enterprises.

•Review inventory tracking systems and procedures to ensure that the compliance system is effective at tracking inventory and ensuring that there is no diversion of cannabis or cannabis products within the state, in addition to ensuring that no cannabis or cannabis products are diverted within the state, in addition to ensuring that no cannabis or cannabis products are diverted into the states where cannabis is not permitted by state law or cross state lines in general.
•Review financial records to ensure that our business activity is not used as a cover or pre-text for trafficking of other illegal drugs or engaged in other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes.
•Conduct background checks to ensure that our directors, officers, and management are of good character, and have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or use of firearms in the cultivation, manufacturing or distribution of cannabis.
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
We have comprehensive standard operating procedures that apply to seed-to-sale inventory control across all our locations that include, among others, procedures for receiving inventory, inventory tracking, testing, quality control, storage, record keeping, record retention, required reporting, and security and transportation, as well as procedures for performing inventory reconciliation and ensuring the accuracy of recordkeeping. Regular audits of cannabis and cannabis products inventories are conducted to detect any possible diversion. In addition, security and compliance staff conduct unscheduled and unannounced audits to prevent complacency or the perception thereof. Adherence to the Company’s standard operating procedures is mandatory to ensure that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements.
Products
We derive our revenues from our wholesale business and our retail dispensary chains. The retail business includes the design, build-out and operation of branded dispensaries in both medical and adult-use markets. Our primary retail presence is traditional brick-and-mortar. However, as regulations allow, we expect to continue to expand our e-commerce, in-store guest pick-up and direct-to-consumer delivery capabilities as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.
We distribute our portfolio of products to cannabis retail stores in our active markets, including our own retail stores. Ownership of both wholesale and retail operations supports our strategy of distributing our brands at scale by enabling the Company to capture market share, generate brand awareness, and earn customer loyalty in our operating markets not only through our managed dispensaries but also through third-party wholesale customers.
We manufacture and sell a comprehensive array of cannabis products that we design and develop with consumer segments in mind in both the medical and adult-use markets. We estimate our products include a proprietary portfolio of over 1,000 product stock-keeping unites (SKUs), and include flower, concentrates for dabbing and vaporizing, edibles, and topicals. Our consumer brands include Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. Our retail dispensaries operate under brands including Zen Leaf™ and MÜV™.
Applicable state law requires that all products sold are subject to testing in order to ensure that they do not contain impermissible levels of toxins, microbes and other harmful substances. We utilize seed-to-sale tracking software to inventory products, assess quality assurance and minimize product discrepancies and deviated inventory.

Operational Foundation & Current Geographic Markets
We are engaged in the cultivation, processing and distribution of cannabis products with both wholesale and retail business operations. Processing is done on-site in kitchens and in processing facilities and distribution of products is only from these facilities. We do not own or lease any warehouses to store cannabis.
Our current active operations are located in the following 13 states: Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania and West Virginia. Our active operations include cultivation, processing, wholesale distribution and retail. All of these markets are subject to state regulations that vary state-by-state, and many of these regulations have, from time to time, been enacted, modified and amended. In addition, municipalities may individually determine what local permits or licenses are required to operate within their boundaries. We actively monitor state and local developments in laws and regulations which may impact our business interests and operations. See “—Regulatory Framework in the United States— Regulation of Cannabis at the U.S. State and Local Levels” above for additional information.
NATIONAL FOOTPRINT
Our business plan includes the continued growth of our wholesale and retail operations by entering new markets and expanding in our current markets, including when medical markets expand into adult-use markets. Growth plans include applying for new licenses, acquiring existing licensed businesses in limited license markets and maximizing operations under our existing licenses.
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

Intellectual Property
We believe that intellectual property rights and brand protection are important parts of our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names, our consumer-packaged goods, and certain proprietary goods and services. Such rights include patented and non-patented technology, trade secrets, copyrightable works, and state and federal trademarks. The U.S. federal trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the U.S. federal level under the Controlled Substances Act, we are not able to register all our trademarks at the U.S. federal level; therefore, we currently utilize trademark protection at the state level where commercially feasible. Nonetheless, our success depends upon other areas of our business such as brand awareness, product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets.
The Company, through our subsidiaries and affiliates, has a growing portfolio of approximately 120 trademarks registered or pending registration with the U.S. Patent and Trademark Office or other state and non-U.S. governmental entities, including trademarks with respect to products and retail branding. Product trademarks include various brands: Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™, and dispensary brands Zen Leaf™ and MÜV™. We anticipate feedback on outstanding submitted applications on a rolling basis and will continue to rely on common law protection for our brands during the trademark registration process. We plan to renew our trademarks on an ongoing basis, and we plan to proactively seek intellectual property protection for products, services, and brand expansions in current markets as well as any new market expansion.
From the time we became licensed to cultivate cannabis, we have developed proprietary cultivation techniques for operating ethanol, butane, and carbon dioxide extraction machinery, including what we believe are best production practices, operating procedures, and methods. This requires specialized skills in cultivation, extraction and refining. Four U.S. and fourteen foreign patents and patent applications are held by our subsidiaries and affiliates for cannabinoid formulations related to transdermal and oral delivery. For additional details, see “Item 1A. Risk Factors- Risks Related to Our Business and Operations - Information Technology, Cybersecurity and Intellectual Property.”
We have several website domains, including www.verano.com, numerous social media accounts across all major platforms, and various phone and web application platforms. We rely on non-disclosure and confidentiality agreements to protect our intellectual property rights, including trade secrets. To the extent the Company describes or discloses its proprietary cultivation or extraction techniques in its applications for cultivation or processing licenses, the Company’s policy is to redact or request redactions of such information prior to public disclosure. For additional details on the risks associated with the Company’s intellectual property, see “Item 1A. Risk Factors- Risks Related to Our Business and Operations - Information Technology, Cybersecurity and Intellectual Property.”
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
Aside from existing direct competition in states in which we currently operate, out-of-state operators that are capitalized well enough to enter state markets through acquisitions are also considered part of the competitive landscape. Similarly, as we pursue our national footprint growth strategy, operators in our target markets will inevitably become direct competitors. Additionally, we, along with all legally operating competitors, face competition from the illicit markets, including from psychoactive hemp-based products. See “Item 1A. Risk Factors- Risks Related to our Business and Operations – The Cannabis Industry.” However, as state and local regulators increase scrutiny on these illicit markets, management of the Company believes this competitive threat will be meaningfully reduced.
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

Marketing and Sales
As of March 13, 2024, through our subsidiaries and affiliates we operate businesses in 13 states, including 138 retail dispensaries and 14 production facilities with over 1,000,000 square feet of cultivation capacity. Our sales revenue is derived from our wholesale business and our national chain of retail dispensaries operating under our brands, including Zen Leaf™ and MÜV™.
For the fiscal year ended December 31, 2023, approximately 31.9% of our consolidated sales were generated by our wholesale operations and approximately 68.1% of our consolidated sales were generated by our retail dispensary operations. For the fiscal year ended December 31, 2023, medical-use sales and adult-use sales contributed approximately 55% and 45% of our consolidated revenues, respectively.
For the fiscal year ended December 31, 2023, approximately 18% and 19% of our consolidated sales were generated in Illinois and New Jersey, respectively, where 80% and 87% of sales were in adult-use products in each market, respectively. For the fiscal year ended December 31, 2023, approximately 24% of our consolidated sales were generated by our Florida operations, where all sales are for medical products and are generated solely by our retail stores given the vertical integration requirements of Florida’s cannabis regulations. Verano is not dependent upon any single customer, or a few customers and the loss of any single customer or a few customers would not have a material adverse effect on our business or financial results.
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
In medical cannabis markets we seek to educate patients and potential patients about our products and medical dispensaries through certifying physicians, community outreach events and on-going staff training and education. For adult-use markets, we seek to educate customers and potential customers about our products and retail dispensaries through community outreach events, compliant advertising and on-going staff training and education, in each case, where allowed under applicable regulations. In Florida we operate a patient care call center with support staff for direct phone, email and online chat support.
Market data for more established markets expanding into adult-use of cannabis are generally more reliable than market data for medical cannabis in states launching their initial programs. We rely largely on our own market research to forecast sales based upon historical sales, demographics, regulatory changes, demand, competition and similar consumer driven research. Using market data for medical and adult-use cannabis can be difficult due to ongoing regulatory changes, limited information given the age of the industry and unreliable market information on supply levels. Please see “Risk Factors -- Our sales volumes are difficult to forecast and a failure in the expected demand for our products to materialize could have a material adverse effect on our business, financial condition and results of operations” for more information.
Cultivation and Production
The cultivation and production of cannabis products requires licensing and permitting by each state where operations are conducted. As of March 13, 2024, we actively operate 14 production facilities with over 1,000,000 square feet of cultivation capacity. Five of these production facilities are Current Good Manufacturing Practices certified.
We only use state-permitted products in our cultivation sites to meet testing, inventory, and other applicable state regulatory requirements. We have implemented and are adhering to standard operating procedures across all of our production facilities.
Although cannabis is an agricultural product, our cultivation methodologies employ a perpetual harvest system whereby plants are propagated and harvested on a staggered schedule. This ensures limited variability in the availability of finished products and minimizes the otherwise cyclical or seasonal nature of the plant-based business.

Components
The principal components in the production of our consumer packaged products include cannabis grown internally or acquired through wholesale channels, as well as other agricultural products, and packaging materials (including glass, plastic and cardboard) acquired through wholesale channels. Almost all raw material inputs, except packaging materials, used to produce our cannabis consumer packaged goods are cultivated or processed internally for further use in the manufacturing process.
Due to the U.S. federal prohibition on cannabis, we must source cannabis within each state in which we operate. While there are opportunities for centralized sourcing of some packaging materials, given each state’s unique regulatory requirements, we believe industry participants currently do not have broad access to nationwide packaging solutions.
Environmental
Similar to traditional agricultural practices, the cultivation and processing of cannabis can impact the environment through waste, energy use, air pollutants, agriculture water runoff, and soil degradation. The extent of these environmental impacts is contingent on the methods of cultivation and production employed. The cannabis industry has been in its early stages, and as it continues to mature and expand with increasing legalization, we believe the industry will develop comprehensive environmental sustainability practices in accordance with emerging state regulatory requirements. The establishment of cooperative policies and standards across local, state, regional, and national levels for both cannabis and hemp markets will be pivotal to advancing environmental sustainability across the cannabis industry.
Organic plant waste and single-use consumer packaging constitute a significant portion of the waste generated from the industrial-scale cultivation and processing of cannabis. In several states, regulations mandate that cannabis waste must be rendered “unusable” and “unrecognizable” before it can be disposed in a landfill. Subsequently, in certain states, it is required to be mixed with non-cannabis waste to achieve a ratio of 50% cannabis waste and 50% non-cannabis waste before it can be disposed in a landfill. While many states provide various alternatives that can be mixed with cannabis waste, cultivation sites may struggle to provide sufficient volumes of non-cannabis waste to meet the required ratio without needing to add superfluous waste or having to bring in additional waste for augmentation.
Cannabis cultivation is energy-intensive, particularly when grown indoors. Energy is essential for lighting, environmental controls, and hydration at indoor cultivation operations. Access to energy infrastructure, such as power grids, can pose challenges, leading to temporary reliance on generators powered by fossil fuels that can impact air quality. Despite these challenges, indoor cultivation remains our primary method of cultivating cannabis, driven by market demand for consistent, high-quality cannabis products year-round, independent of adverse weather and fluctuating daylight. According to the National Cannabis Industry Association, as of October 2020, an estimated 63% of commercial cannabis cultivation occurred indoors with another 20% conducted in partial indoor operations, such as greenhouses. Currently, almost all of the Company’s cultivation is done indoor, and we anticipate conducting substantially all cultivation and production in indoor facilities.
Beyond the emissions generated from electricity, the cultivation, processing, and transportation of cannabis products all contribute to air emissions. Similar to many other crops, cannabis often relies upon water supplied through artificial irrigation. Agricultural runoff from cannabis cultivation can contain wastewater pollutants, which impact the environment. While traditional agricultural practices are associated with soil erosion, nutrient loss, reduction in organic carbon stored within the soil, and increased acidity, these environmental impacts are more prevalent in outdoor cultivation.
We believe that cannabis businesses aiming to incorporate environmentally sustainable practices must start with a comprehensive plan for cultivation and production. This plan should enable operators to consider the short, medium, and long-term impacts of their operations. Such a plan must include timelines for implementation, objective metrics to gauge progress, standards to monitor compliance, and periodic evaluation of the plan itself.

We are in the process of evaluating our operations to develop a comprehensive cultivation plan that takes into account the Company’s short, medium, and long-term environmental impacts. In doing so, we have identified emerging agricultural practices that promote environmental sustainability, applicable to the cannabis industry. One early-stage practice for managing plant waste involves on-site anaerobic digestion utilizing plant waste to generate and capture methane, carbon dioxide, and nutrient-rich fertilizer. This approach not only diverts waste from landfills but also allows for the reuse of plant waste. To further environmental sustainability, cultivation and retail cannabis facilities could collaborate on establishing practices that promote and integrate reusable and refillable containers for their products, instead of disposable single-use packaging designs. Through proactive planning and the leveraging of business networks, the cannabis industry could collectively pursue more energy-efficient practices. Implementing LED lighting and efficient HVAC systems can significantly reduce energy use in indoor grow facilities. Optimizing space utilization and scheduling the use of high energy equipment around peak demand periods further reduces the industry’s energy footprint. Existing emission control technologies have the potential to be broadly applied across the cannabis industry, mitigating adverse air quality impacts. Industry best practices should prioritize minimizing water usage, addressing agriculture runoff, and eliminating adverse impacts to water quality from any discharges back into the environment.
The federal legalization of cannabis would grant access to federal programs, including the U.S. Department of Agriculture for financial and technical assistance, the Small Business Administration for loan support, and the Environmental Protection Agency for grants, technical assistance, education, research, and traditional funding through nationally recognized financial institutions. Federal legalization has the potential to advance the industry, simultaneously safeguarding consumers and the environment through a national regulatory structure that prioritizes environmental sustainability.
We believe that we are in compliance with all applicable environmental regulations and laws, ensuring the proper disposal of toxic and hazardous substances used in the Company’s operations. Historically, expenditures for compliance with environmental laws and regulations have not been material to the Company’s financial results. In addition, we have not, and do not currently anticipate, material capital expenditures for environmental control facilities. However, they could become an increasing expense for the Company as we develop and implement a comprehensive plan for environmentally sustainable practices, especially if enhanced environmental laws and regulations are enacted for the cannabis industry.
Employees and Human Capital
The Company recruits, hires and promotes individuals that it believes are best qualified for each position, priding itself on using a selection process that recruits people who are trainable, cooperative and share our core values as a company. As of March 13, 2024, the Company had approximately 3,900 employees across its consolidated operating jurisdictions, including corporate, retail, cultivation and processing, both full- and part-time employees, and including but not limited to: finance and accounting, legal, human resources, regulatory and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, and real estate.
We offer a comprehensive package of company-sponsored benefits to our employees. Eligibility depends on the full-time or part-time status, employee location and other factors, and benefits include medical and dental plans, disability insurance, a 401(k) retirement and savings plan, employee assistance programs, paid time off and life insurance. Additionally, we believe in aligned incentives and utilize employee stock and incentive plans for a competitive total rewards program. We did not experience any work stoppages in 2023 and we consider our relationship with our employees to be good.
As of March 5, 2024, approximately 494 employees at various cultivation and dispensary operations across our network were covered under one of eight collective bargaining agreements (“CBAs”). Additionally, 115 employees certified a union and at such time were in active negotiations to finalize another potential five CBAs, the terms of which were not determinable. A representation election is scheduled for March 2024 to determine whether 19 employees wish to be represented by a union.

Social Equity
We believe that a more diverse and community focused cannabis industry leads to a more sustainable, inclusive and responsible one. We aim to foster a more equitable industry where participation and success are possible regardless of the numerous factors that have historically held many people, businesses, and communities back. To support the growth of an inclusive cannabis industry, we have implemented social equity initiatives at the national level and in states and municipalities in which we operate. The social equity programs are generally designed to develop and carry out initiatives that seek to provide support and create opportunities in the cannabis industry for deprived communities, people of color and other disadvantaged minorities. In each state of operation, we seek to partner with local organizations to provide education, entrance into the cannabis industry, or other growth opportunities to both our employees and the community. To date, we have partnered with Legal Aid Chicago to host a virtual expungement and record sealing clinic to provide relief for those with nonviolent cannabis offenses. Throughout 2023, we also orchestrated an effort across all 13 states we actively operate in to generate awareness and funds benefiting Mission Green, an organization that provides clemency, expungement and pardon support and advocacy for nonviolent individuals convicted of cannabis-related crimes, which yielded more than $45,000 in proceeds. During 2023, the Company provided training, free of charge, to members of the PA DUI Association, including training for drug recognition experts. In Florida, we provide medical cannabis education through certifying physicians, community outreach events and ongoing staff education, all of which are supported by a patient care call center with dozens of staff members for direct phone, email and online chat support. At the state and local level, we have focused on the region to create volunteer opportunities for employees and donate to charitable organizations, including matching employee donations.
Nationally, Verano has made charitable contributions to the Lynn Sage Breast Cancer Foundation, provided endowments for first generation college students, and hosted employee volunteer days. We plan to continue and expand these partnerships and events at the national, state and local levels to increase social equity in the cannabis industry.
Many states and cities have implemented social equity programs in connection with the legalization of medical or adult-use cannabis and the Company has participated in some of these programs. These programs attempt to ensure that people of color, other disadvantaged minorities and those with cannabis offenses prior to legalization, be afforded an opportunity to participate in a meaningful way in the cannabis industry. As new medical and adult-use legislation is passed, multi-state operators such as the Company may be prevented, limited or discouraged from obtaining new licenses, renewing licenses or from participating in new markets or existing markets, or may be required to partner with people of color or other disadvantaged minorities.
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
The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Canadian securities authorities also maintain an Internet site (www.sedarplus.ca) that contains reports, circulars, annual information statements and other information regarding the Company.
ITEM 1A. RISK FACTORS
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
•the illegality of cannabis under federal law, the U.S. federal regulatory landscape and enforcement related to medical or adult-use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;
•regulatory and political changes to U.S. federal, state and local laws related to medical or adult-use cannabis, including political risks and regulation by additional regulatory authorities;
•our limited operating history;
•the impacts of economic uncertainty stemming from disruptions in U.S. and global markets, inflation, rising interest rates, and changes in consumer and business confidence;
•our outstanding indebtedness and potential future indebtedness;
•any potential changes in our liquidity due to potential for instability in market and economic conditions and adverse developments to financial institutions;
•reliance on key management;
•market acceptance of existing and new products and potential returns or recalls of our products;
•customer acceptance of our brand portfolio;
•the accuracy of our forecasted demand for our products;
•the potential for fraudulent activity by employees, contractors and consultants;
•our exposure to growth-related operational and execution risks;
•potential negative findings in our clinical research with respect to our products;
•our ongoing litigation matter with Goodness Growth Holdings, Inc.;
•potential product liability claims;
•our exposure to natural phenomena and resulting potential uninsured or under insured losses;
•our structure and our resulting reliance on the performance of our subsidiaries and affiliates;
•our expansion-by-acquisition strategy;
•our ability to acquire businesses and cannabis licenses in desired markets and the integration and operation of acquired businesses;
•the typically limited operations of businesses we acquire;
•the unconventional due diligence process in the cannabis industry;
•our ability to acquire and lease properties suitable for the cultivation, production and sale of cannabis;
•potential limited representations and warranties of businesses we may acquire;
•our acquisition of businesses in developing cannabis markets;
•our lack of portfolio diversification;
•our use of joint ventures, strategic partnerships and alliances;
•our contractual relationships with our consolidated variable interest entities;
•existing competition and new market entrants;
•the introduction of synthetic alternatives to cannabis products by pharmaceutical and other companies;
•the immaturity of the cannabis industry and limited comparable, competitive and established industry best practices;
•the availability of and our reliance on third-party suppliers, service providers, contractors and manufacturers;
•wholesale and retail price fluctuations;
•public opinion and perception of the cannabis industry;
•the availability of raw or other materials;
•rising or volatile energy costs;
•agricultural and environmental risks and the impacts of environmental regulations on the cannabis industry and environmental protections;

•physical security risks, such as theft;
•potential scrutiny from Canadian authorities;
•disparate state-by-state regulatory landscapes and licensing regimes for medical and adult-use cannabis;
•the difficulties cannabis businesses face accessing and maintaining banking or financial services due to federal regulations;
•the cost and difficulty of complying with various regulatory schemes;
•the impact of state social equity legislation as it relates to the cannabis industry;
•the risk of high bonding and insurance costs;
•environmental regulations;
•effects of changes in laws and policies governing employees and by union organizing activity;
•potential divestment of licenses if required by regulatory authorities;
•our dependency on the banking industry;
•required public disclosure and governmental filings containing personal information of our officers, investors and other stakeholders;
•potential findings by regulatory authorities that one of shareholders is unsuitable;
•the risk that our directors, officers, employees or investors are barred from entering the U.S.;
•the ability to, and constraints on, promoting and marketing cannabis products;
•potential U.S. Food and Drug Administration governance of the cannabis industry;
•the potential limitations on our ability to enforce our contracts or any liens granted to us;
•the potential lack of access to federal bankruptcy protections in the U.S.;
•reliance on information technology systems, the potential disclosure of personal information of patients and customers and cybersecurity risks;
•our reliance on third-party software providers;
•cost related to preserving our brand identity;
•our ability to protect our intellectual property due to limited intellectual property protection available for cannabis products and the potential infringement by third parties;
•potential infringement or misappropriation claims;
•the risk of receiving no return on our securities;
•our elimination of monetary liability and indemnification rights against our directors, officers and employees under British Columbia law;
•our dual class capital structure with Class A subordinate voting shares and Class B proportionate voting shares;
•the time and resources necessary to comply with corporate governance practices and securities rules and regulations in the U.S. and Canada;
•our management’s ability to maintain effective internal controls;
•our remediation plan and ability to remediate the material weaknesses in our internal controls over financial reporting;
•potential dilution if we issue additional Subordinate Voting Shares or Proportionate Voting Shares;
•market perception of sales of a substantial amount of Subordinate Voting Shares;
•transfer restrictions on our Subordinate Voting Shares;
•price volatility of our Subordinate Voting Shares;
•our shareholders’ limited participation in our affairs;
•our expectation to not declare or pay out dividends;
•the concentration of our voting control; and
•the taxation of cannabis companies in the U.S., including the impact of Section 280E of the Code; and
•other risks described in this Form 10-K, as more particularly described herein.

Risks Related to Our Business and Operations – General
Cannabis, other than hemp, remains illegal under U.S. federal law, and therefore any change in federal enforcement could have material adverse impact on our business, financial condition and results of operations.
To date, in the U.S., 39 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult-use (i.e. recreational) cannabis, and 11 states allow the use of low THC and high CBD products for specified medical uses.
Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp, is currently a Schedule I controlled substance under the CSA, which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in U.S. states and territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis violates the Controlled Substances Act and is punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act, or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes in the U.S., including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the U.S. federal government has the authority to regulate and criminalize the sale, possession and use of cannabis in the U.S., even for individual medical purposes, regardless of whether it is legal under state law. To date, however, the U.S. federal government has not enforced those laws against companies (and their vendors) complying with state cannabis law. In October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review cannabis’s Schedule I status. In August of 2023, the HHS recommended to the DEA that cannabis be rescheduled to Schedule III under the CSA. While President Biden’s directive and the HHS recommendation could result in the decriminalization of cannabis for medical and adult-use by descheduling or rescheduling cannabis, there are no assurances if or when there could be any change in the regulation of cannabis under the CSA. At the time of filing this Form 10-K, the DEA has not announced any actions it proposes in light of the DEA’s recommendation. Although we believe that our business activities are compliant with applicable state and local laws in the United States, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive substantially all of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.
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

In addition to criminal liability for producing, manufacturing, distributing and selling cannabis, other subsections of the CSA criminalize related activities with expanded sentences and increased penalties for corporations. For example, entities or persons who manage or control a property and knowingly make that property available for the purposes of manufacturing, distributing or using any controlled substances can be found liable under the Controlled Substances Act. We own properties on which activities prohibited by the Controlled Substances Act occur. Therefore, a federal prosecutor could prosecute us as an owner of “drug-involved premises” and we could be found to violate U.S. federal law by virtue of these assets. Additionally, we intend to acquire and invest in businesses that are directly or indirectly engaged in the medical and adult-use cannabis industry in the U.S. where state and local law permits such activities.
Our anticipated funding of businesses engaged in the medical and adult-use cannabis industry, whether through loans or through other forms of investment, is currently illegal under applicable U.S. federal laws. Any criminal charges brought against us could result not only in the inability to execute our business plan, but the cessation of our operations and could further result in significant fines, penalties and losses, which would adversely affect our business, financial condition and results of operations.
THE CONSEQUENCES OF SUCH GOVERNMENTAL ENFORCEMENT WOULD BE MATERIALLY DETRIMENTAL TO US, OUR BUSINESS AND THE VALUE OF THE SUBORDINATE VOTING SHARES AND COULD RESULT IN THE FORFEITURE OR SEIZURE OF ALL OR SUBSTANTIALLY ALL OF OUR ASSETS.
There is a substantial risk of regulatory or political change to federal, state and local laws permitting cannabis activities. Such changes could have a material adverse impact on our business, financial condition and results of operations.
Continued development of the U.S. cannabis industry depends upon legislative authorization of cannabis at the federal, state and local level. The status quo of, or progress in, the federal or state regulated U.S. cannabis industry, while encouraging, is not assured and any number of factors could slow or halt further progress in this area. The political environment surrounding the cannabis industry in the U.S. in general can be volatile and the regulatory framework remains in flux. While there may be ample public support for legislative action permitting the production and use of cannabis, numerous factors impact and can delay the legislative and regulatory processes. If pro-cannabis regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth targets and prospects, and thus, the effect on the return of investor capital, could be extended or reduced.
Further, there is no guarantee that, at some future date, voters or the applicable state legislative bodies will not repeal, overturn or limit any such legislation legalizing the cultivation, manufacture, sale, distribution or consumption of medical or adult-use cannabis. Local and city ordinances may strictly limit or restrict the applicability of state laws to their jurisdictions and the distribution of cannabis in their jurisdictions in a manner that may make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry generally and us specifically. Although our operations are legal under the laws of the states in which our business operates, local governments have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, ordinances and similar federal, state and local laws could be adopted or changed and have a material adverse effect on our business.
In addition, the DEA is considering HHS’s recommendation to reschedule cannabis to a Schedule III substance under the CSA. We cannot predict the effects such rescheduling would have on our business, and there is no guarantee that the DEA will take HHS’s recommendation or that rescheduling will happen within a certain timeframe or at all. If cannabis were rescheduled to a Schedule III substance, we cannot predict the federal regulations that may be put into place regarding the cannabis industry. In particular, a new president may be elected in the 2024 U.S. presidential election. There is no guarantee that they will agree with President Biden’s review of the scheduling of cannabis under the CSA, or that they will not take executive action that contradicts President Biden’s, which could stall or stop the DEA’s review of HHS’s rescheduling recommendation. In addition, particularly considering the 2024 U.S. congressional elections, there is no guarantee that on-going pro-cannabis federal legislative efforts such as the State Reform Act or the SAFER Act will continue, or that legislation that further restricts the cannabis industry at the federal U.S. level will not be proposed or passed. Many states are holding elections in 2024 as well, and as such, we cannot predict if newly-elected state officials will support pro-cannabis legislation or that they will not adversely change the regulatory schemes regarding cannabis in the states where we operate.

Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our business, financial condition and results of operations. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, our business or operations in those states or under those laws would be materially and adversely affected. As they amend or develop legislation and regulations, state and local regulators and legislatures may use the regulatory process to slow the growth of multi-state operators like us, with the intent of creating increased opportunities for resident farmers and entrepreneurs, which could severely restrict our ability to operate in those jurisdictions. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect our business and our assets or investments. Maintaining compliance with complex and ever-changing regulations and laws, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws.
We are still an early-stage company and we may experience unforeseen operating difficulties inherent in an early-stage business, which could negatively impact our business, financial condition and results of operations.
We are in our early stages. As we expand and develop, unanticipated expenses and problems or technical difficulties may occur which may result in material delays in the operation of our business. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease all or material portions of our operations and it could impair the value of the Subordinate Voting Shares to such an extent that investors may lose their entire investment.
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
Disruptions and volatility in U.S. and global financial markets, inflation, potential recession and declining consumer and business confidence could lead to decreased levels of consumer spending and higher costs. Our operations have been, and could continue to be affected by rising inflation, and could be effected by a potential recession, the unemployment level, the impact of a federal government shutdown, or rising interest rates reach levels that influence consumer trends and spending and, consequently, impact our sales volume, pricing, cost of goods and profitability. While inflation and higher interest rates have not yet materially impacted the Company’s business, results of operations or financial statements, given current inflation and the uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its operations and expansion plans. There is no guarantee that these measures will minimize such negative impact and that we may not continue to take further measures in the future. In addition, economic uncertainty may make it more difficult to access financing at the rates we have received previously.
These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. In addition, macroeconomic conditions could cause budgetary pressures for our wholesale and end customers, which could result in a delay or reduction in their spending, and in turn could adversely affect our business. We may not be able to maintain our existing customers or attract new customers, or we may be forced to increase or reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of a recession or other disruptions in the U.S. credit and financial markets and adverse U.S. and global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition and results of operations.

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
The covenants of our indebtedness limit our ability to engage in activities that may be in the Company’s long-term best interest. In addition, compliance with the financial, operational and reporting covenants, including obligations to maintain minimum cash balances at certain financial institutions, increases our legal and financial costs, make certain activities more difficult or restricted, and may be time-consuming or costly and increase demand on the Company’s systems and resources. Our failure to comply with any of these covenants could result in a default, which could result in increased default interest rates, the acceleration of repayment of our debt or our lenders’ foreclosure on our assets securing our indebtedness.
We may not be able to renew or refinance our indebtedness, including indebtedness under the 2022 Credit Agreement or the Loan Agreement on substantially similar terms, or at all, particularly in the current environment of economic uncertainty discussed above in “—Challenging U.S. and global economic conditions may negatively impact our business, financial condition and results of operations.” Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including the liquidity and volatility of the overall lending and capital markets, the cannabis regulatory environment and the current state of the economy, including the cannabis industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay higher interest rates and additional fees and expenses, and we may have to agree to terms that could increase the cost of our indebtedness structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay our indebtedness, which may result in a default under our indebtedness, which could result in our lenders’ foreclosure on our assets securing our indebtedness.
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
The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business and financial condition. The closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Band and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. We do not currently have a commercial relationship with a bank that has failed or is, to our knowledge, otherwise distressed, nor have we experienced delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
We face risks related to our products.
We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. These products are relatively untested in the marketplace, and we cannot assure that we will achieve market acceptance for these products, or other new products and services that we may offer in the future, or that our products that achieve market acceptance will be able to maintain that acceptance over time. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors. In addition, new products and services may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products and services could have a material adverse effect on our business, financial condition and results of operations. We also face competition from products that are not subject to testing or regulation by state agencies, not subject to the same taxes, and otherwise able to be priced significantly lower than our products.
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

We are dependent on the popularity of consumer acceptance of our brand portfolio.
Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced. As the number of available licenses increase in the markets in which we operate, and the illicit market and psychoactive hemp-based products proliferate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues.
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
There is a risk of fraudulent or illegal activity by our employees, contractors and consultants, and any fraudulent or illegal acts could negatively affect our business, financial condition and results of operations.
We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and state healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; (v) our contractual agreements; or (vi) our policies and code of ethics. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such investigations or actions are instituted against us, and we are not successful in defending them or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We are in our early stages, and our growth is in large part attributable to acquisitions of existing cannabis businesses and licenses. Our past operational performance may not be indicative of our future operating results. There can be no assurance that the revenue growth, cashflow, operating margins and other historical operating results achieved by us will be achieved by us going forward, and our financial performance and operating results may be materially different.

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
We are currently involved in litigation with GGH arising from our termination of the GGH Arrangement Agreement. Any unfavorable verdict or settlement of the litigation with GGH could have a material adverse effect on our business, financial condition, results of operations and the Subordinate Voting Shares. We also may be a party to other material litigation that requires outsized expenses or results in negative outcomes that could affect our business, financial condition, results of operations and Subordinate Voting Shares.
We are currently involved in litigation with Goodness Growth Holdings, Inc. (“GGH”). On January 31, 2022, we entered into an Arrangement Agreement (the “GGH Arrangement Agreement”) with GGH, pursuant to which we agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company. On October 13, 2022, we provided written notice to GGH of the exercise of our termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against us in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. We filed a counterclaim on November 14, 2022 asserting that GGH owes us a termination fee in the amount of $14,875,000, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. We can provide no guarantees or assurances that we will prevail or be able to settle this lawsuit or our counterclaim on favorable terms, if at all. This lawsuit, our counterclaim and future litigation, including any shareholder litigation or governmental or regulatory investigation, could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows, as well as on the market price of the Subordinate Voting Shares.
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
We may be affected by a number of operational risks and natural phenomena for which we may not be adequately insured, including labor disputes; catastrophic accidents; fires; blockades or other acts of social activism; equipment defects, malfunction and failures; changes in the regulatory environment; impact of non-compliance with laws and regulations (both related and unrelated to the cannabis industry); the outbreak of a global pandemic (including COVID-19); and inclement weather conditions, hurricanes, floods, earthquakes and other natural disasters. Such risks can cause interruption of operations, shortage of staff, disruption of supply chain, market volatility, personal injury, loss of life, suspension of operations, damage to facilities, damage to or destruction of property, equipment and the environment. There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, our properties, dispensary facilities and cultivation and production facilities, or cause personal injury or death, environmental damage or have an adverse impact on our operations, costs, monetary losses, potential legal liability and adverse governmental action, any of which could have a material adverse effect on our business, financial condition and results of operations.
In addition, there can be no assurance that we will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our business, which may delay the development of our business. Climate change or significant weather events may accelerate or exacerbate environmental conditions in ways that adversely affect the business due to potential negative effects on agricultural conditions, increased difficulty in construction projects to support our operations, and ownership or leasing of real property generally. Upon encountering a hazardous condition, work at our facilities may be suspended. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of our resources to correct the conditions. Such conditions could have a material adverse effect on our business, financial condition and results of operations.
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
Our acquisitions are subject to varying degrees of approval which include in some cases, among other things, (i) approval by the Company’s shareholders; (ii) approval by local and state authorities of the change in ownership in the cannabis licensee or the deemed sale, transfer or assignment of the cannabis-related licenses; and (iii) other state and local regulatory approvals. We are unable to predict when all required approvals or authorizations will be obtained, if at all.
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

Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could negatively impact our business, financial condition and results of operation.
We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult-use cannabis with entities engaged in agriculture and real estate investment activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. In addition, in certain markets the local governments have authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities. All of these factors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect.
Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.
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
We may enter or acquire businesses in developing markets where regulation of medical or adult-use cannabis is uncertain or in process, exposing us to additional risks and expenses with respect to regulatory compliance.
We may enter markets or acquire businesses and assets in developing markets where the regulation of cannabis is uncertain. The medical or adult-use cannabis regulatory regime in a market may not be settled at such time and final regulations with respect to cannabis licenses may still be unknown. If final regulations differ from our expectations, or the existing terms of the acquired license are changed by the adoption of final regulations, we may realize less value from the expansion or acquisition than expected. This possibility, as well as other general uncertainties surrounding cannabis markets with regulation that is not established, could have negative consequences detrimental to our business plan and asset values, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our business and asset portfolio are not highly diversified by either industry or geographically. If our cannabis business and assets underperform, our business, financial condition and results of operations would be negatively impacted.
Our assets are associated with the medical and adult-use cannabis industry. While we may purchase other assets and make investments not limited to the cannabis industry, we intend to maintain and continue to acquire businesses, licenses and assets related to the cannabis industry. Thus, we have, and are expected to have, limited industry diversity as to asset type and revenue generation. Additionally, our business is geographically concentrated in the U.S. states in which we hold licenses to operate cannabis-related businesses. This lack of industry and geographic diversification increases the risk associated with the revenue stream we expect to receive from our businesses and assets and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Our use of joint ventures, strategic partnerships and alliances may expose us to risks associated with jointly owned investments.
We currently operate parts of our business through joint ventures with other companies or individuals, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present in investments made solely by us, including: (i) we may not control the joint ventures; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of capital contributions or fail to fulfill their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; and (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. In addition, we may, in certain circumstances, be liable for the actions of our joint venture partners.
The contractual arrangements we have with our consolidated variable interest entities (“VIEs”) is not as secure as direct ownership of such entities.
We have, and may in the future, enter into financing arrangements with certain VIEs to provide funding for potential capital expenditures including, but not limited to, the construction of dispensaries and other facilities. Our existing VIEs are, and may in the future be, owned by certain of our employees or their affiliates. We may enter into management service agreements (“MSAs”) with these VIEs, which grant us the ability to make business operating decisions, manage and staff employees, determine product mix, and t direct allocation of cash. The MSA may also allow us to limit distributions from the entity.
We consolidate VIEs with the Company for financial reporting purposes. If we were to hold such entities directly, we would be able to exercise our rights as an equity holder directly to effect changes in the boards, managers or employees of those entities, which could affect changes at the management and operational level. In contrast, under our current contractual arrangements with these VIEs, we may not be able to directly change the members of the boards, managers or employees of these entities and would have to rely on the entities and the entities’ equity holders to perform their obligations in order to exercise our control over the entities. If any of these affiliated entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

Risks Related to our Business and Operations – The Cannabis Industry
If we are unable to compete effectively with current and potential participants in the cannabis industry, including the illicit market, including psychoactive hemp-based products, or if competition with current and potential market participants results in pricing pressure on our products, our business, financial condition and results of operations will be adversely impacted.
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
We also face competition from the illicit market and illegal dispensaries and cultivation operations that are unlicensed, not regulated and that are selling cannabis products, including psychoactive hemp-based products and products with higher concentrations of active ingredients, and using delivery methods that we may be prohibited from offering due to laws and regulations. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed production and sale of cannabis and cannabis products could result in increased competition for us. Any or all these events could have a material adverse effect on our business, financial condition and results of operations.
Synthetic products may compete with cannabis and cannabis products resulting in increased competition and downward pressure on demand, volume and the profitability of our products, which could adversely affect our business, financial conditions and results of operations.
The pharmaceutical industry may attempt to compete with or dominate the cannabis industry through the development and distribution of synthetic products that emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of cannabis and cannabis related products. This competition could adversely affect our ability to secure long-term profitability and success through sustainable and profitable operations and could have a material adverse effect on our business, financial condition and results of operations.
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

We rely on third-party suppliers, manufacturers and contractors based in the U.S., and any significant interruption or negative change in the quality, availability, pricing and other economics of these relationships could have a material adverse effect on our business, financial condition and results of operations.
The cultivation, extraction, production, sale and distribution of cannabis and cannabis products is dependent on a number of key inputs from third-party suppliers based in the U.S. and their related costs, including raw materials, electricity, water and other local utilities. Many of these inputs are provided by local suppliers, manufacturers and contractors operating in the same state or U.S. region as our operations, especially with respect to energy sources and other utilities. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, fail to ship products in a timely manner, fail to produce products that meet our quality standards, have limited supply, become unwilling to do business with a cannabis business or substantially raise its prices, we might be unable to find a replacement for such source locally, regionally or anywhere within the U.S. in a cost-effective or timely manner or at all, which could materially and adversely impact our reputation and operations. Further, the rates charged for electricity and other energy sources may increase due to diminished supply, general economic conditions, rising inflation or general economic recessions, and the cost of raw materials and other components, natural gas and electricity may be adversely affected by geopolitical disruptions, such as ongoing conflicts between Russia and Ukraine and Israel and Hamas, and tariffs, climate change and harvesting conditions. If our suppliers were to increase costs for any reason, we may need to increase costs to our end consumers, which may not be successful in offsetting cost pressures. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings from us or our competitors, or may forego some purchases altogether, particularly of our premium products, during an economic downturn or times of increased inflationary pressure.
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
The price and demand for our products is determined on a state-by-state basis and depends in part on the price and supply of commercially-grown cannabis in the particular state. Fluctuations in economic and market conditions and changes in regulations that impact the prices and supply of commercially grown cannabis, such as increases in the supply of cannabis and the decrease in the price of products using commercially grown cannabis, could cause increased competition and restrictions on selling products, resulting in our revenues and profitability declining, which would have a negative impact on our business, financial condition and results of operations.
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
The growing of cannabis is an agricultural process. As such, we are subject to the risks inherent in an agricultural business, including risks of climate change, crop failure and destruction presented by water scarcity, power failure, fires, insects, plant diseases and similar agricultural risks. These factors could have an adverse effect on our business, financial condition and results of operations.
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

Risks Related to our Business and Operations – United States and Canadian Regulation of Cannabis
As a British Columbia corporation with cannabis-related business activities, the Company may be subject to heightened scrutiny by Canadian authorities, which could negatively affect our business, financial condition and results of operations.
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
In 2014, the DOJ directed federal prosecutors to exercise restraint in prosecuting money laundering violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals based upon cannabis-related activity. In the same year, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then Attorney General Sessions’ rescission of the DOJ’s guidance on the state cannabis programs increased uncertainty and heightened the risk that U.S. federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals, engaged in supporting the U.S. cannabis industry. In January 2018, the Treasury Department issued additional guidance that the 2014 guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda. While proposed legislation such as the SAFE Banking Act, SAFER Banking Act and the CLIMB Act may make it easier for cannabis companies to access U.S. financial institutions, there is no guarantee that these acts will pass in the near future or at all, or that they will not significantly change prior to passing.
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
Our operations are subject to environmental regulations in the various jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards, emissions standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased compliance costs, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation will not have a material adverse effect on our business, financial condition, and results of operations.
Our operating results may be adversely affected by changes in laws and policies governing employers and by union organizing activity.
Congress and certain state legislatures continue to consider and pass legislation that increases our costs of doing business, including increased minimum wages and requiring employers to provide paid sick leave or paid family leave. In addition, our employee-related operating costs may be increased by union organizing activity and the National Labor Relations Board adopted regulatory changes that could facilitate union organizing. If we are unable to reflect these increased expenses in our pricing or otherwise modify our operations to mitigate the effects of such increases, our operating results will be adversely affected.

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
We are dependent on the banking industry. Our business operating functions, including payroll for employees, equipment and property lease payments, and the payment of other vendor and operating expenses, are reliant on having access to traditional banking services. We require access to banking services to make and receive payments in a timely manner, and these could be jeopardized if we lose access to bank accounts. Most federal and federally insured banks currently do not serve cannabis businesses on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. When cannabis businesses are able to find a bank that will provide services, they face extensive customer due diligence in light of complex state regulatory requirements and guidance from the Treasury Department, and these reviews are time-consuming and costly, creating additional barriers to financial services for, and imposing additional compliance requirements on, us. While the U.S. federal government has generally not initiated financial crime prosecutions against state-law compliant cannabis companies or their vendors, the U.S. federal government theoretically could initiate such prosecutions, at least against companies in the adult-use cannabis markets. The continued uncertainty surrounding financial transactions related to cannabis activities, including legislation such as the SAFE Banking Act, the SAFER Banking Act and the CLIMB Act, and the subsequent risks this uncertainty presents to U.S. financial institutions may result in their discontinuing services to the cannabis industry or limiting their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.
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
We may seek to redeem our securities held by certain shareholders in the event (i) a licensing authority has determined that the shareholder is unsuitable to own securities of a cannabis licensee, or (ii) we have determined that the shareholder’s ownership of our securities may result in the loss, suspension or revocation (or similar action) with respect to our cannabis licenses or in us being unable to obtain any new cannabis licenses, in each case including as a result of the evaluation of such person’s suitability review or such person otherwise failing to comply with the requirements of a licensing authority. Any redemption and the price of such redemption would be determined by our board of directors (the “Board”) and, if a license application has been filed, after consultation with the applicable licensing authority. Any redemption may be required to be made at a premium to the market value of such securities, and a redemption diverts our cash resources from other productive uses and may require us to obtain additional financing which may involve additional restrictive covenants and further leveraging of our assets. In the event we seek to redeem specified securities and are unable to do so, such failure may result in the loss of one or more current or potential cannabis licenses which would have an adverse effect on our revenues, financial performance, growth objectives and geographic diversity.
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
The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The cannabis regulatory environment in the U.S. limits our ability to grow sales among existing customers and reach new customers in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased prices for our products, our sales and operating results could be adversely affected.

Cannabis may become subject to increased regulation by the FDA or the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). If we are unable to comply with applicable regulations, it could have a material adverse effect on our business, financial condition and results of operations.
At this time, cannabis remains a Schedule I controlled substance under U.S. federal law. In October 2022, President Biden announced that he was asking the Secretary of HHS and the Attorney General to review the scheduling of cannabis under federal law. In August 2023, HHS recommended to the DEA that cannabis be rescheduled from Schedule I to Schedule III under the CSA, which the DEA is now considering. If the federal government reclassifies cannabis to a Schedule II or Schedule III controlled substance, it is possible that the FDA would regulate it under the FDCA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of food, drugs and cosmetics sold in interstate commerce.
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
It is also possible that the federal government could seek to regulate cannabis under the ATF. The ATF may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products.
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

Because cannabis is illegal under U.S. federal law, we may lack access to U.S. bankruptcy protections, which could negatively impact our business, financial condition and results of operations.
Because the use of cannabis is illegal under U.S. federal law, certain U.S. federal courts have denied cannabis businesses bankruptcy protections, thus making it difficult for lenders and investors to quantify the risk of being able to recoup their investments in the cannabis industry in the event of an insolvency. If we were to become insolvent, there is no guarantee that U.S. federal bankruptcy protections would be available, the unavailability of which would have a material adverse effect on any restructuring transaction.
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
Our use of technology is critical to our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks or technological malfunctions. Successful cyber-attacks or technological malfunctions affecting us or our respective service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of customer information or other confidential information and reputational risk. Depending on the severity of a potential cybersecurity incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research and development), and other third-party data (such as suppliers and vendors) could be compromised, which could adversely affect our business. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities, which could have a material adverse effect on our business, financial condition and results of operations.
In connection with our products and services, we may receive, process, store and transmit sensitive business information and, in certain circumstances, personal medical and other information. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, including any personal information, we could incur liability and reputational damage and could be subject to civil fines and penalties, including under the Health Insurance Portability and Accountability Act of 1966 (“HIPAA”), and other relevant state and federal privacy laws in the U.S.
We rely on third-parties to provide numerous capabilities that we depend upon on to operate, and a disruption of these systems could adversely affect our business.
We are dependent on vendors and third-party software providers, such as our seed-to-sale tracking software providers and point of sale transaction processing providers to operate our business. A serious disruption to any of these could significantly limit our ability to serve our customers and operate profitably. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or otherwise meet our performance standards and expectations (including with respect to data security, compliance and data privacy and protection laws) may adversely affect our business. Further, if we found it necessary to replace any such service provider, disruptions arising from the transition of functions to an alternative provider, or the costs developing our own software if we were unable to find an alternate provider, may have a material adverse effect on our results of operations or financial condition. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.
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

We are reliant on intellectual property rights. If we fail to protect our intellectual property it could negatively affect our business, financial condition and results of operations.
Our success will depend in part on our ability to use and develop new extraction technologies, recipes, formulations, know-how and novel cannabis genetics. We may be vulnerable to competitors who develop competing technology, whether independently or as a result of acquiring access to the proprietary products and trade secrets of acquired businesses. In addition, effective future patent, copyright and trade secret protection may be unavailable or limited in the U.S. due to the federal illegality of cannabis and may be unenforceable under the laws of some jurisdictions. If we fail to adequately maintain and enhance protection over our proprietary techniques and processes, as well as over our unregistered intellectual property, including our policies, procedures and training manuals, it could have a material adverse effect on our business, financial condition and results of operations.
There is limited trademark protection for cannabis products. If we are unable to protect our trademarks, it could negatively affect our business, financial condition and results of operations.
Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is illegal under the Controlled Substances Act, the United States Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, we likely will be unable to protect our cannabis related trademarks beyond the geographic areas in which we conduct business. The use of our trademarks outside the states in which we operate by one or more other persons could have a material adverse effect on the value of our trademarks and as a result, on our business, financial condition and results of operations.
Our trade secrets may be difficult to protect. Our failure to maintain meaningful trade secret protection could adversely affect our competitive position and our business, financial condition and results of operations.
Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary technologies and processes. However, trade secrets are difficult and costly to protect. We enter into business protection, confidentiality and non-disclosure agreements with our partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party will keep confidential and not disclose to third parties our confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. In addition, we enter into assignment agreements to further perfect our rights in our intellectual property, including trade secrets and confidential information.
These confidentiality, inventions, assignment and business protection agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered or reverse engineered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts may be less willing to protect trade secrets related to cannabis activities. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.
We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs, negatively impacting our business, financial condition and results of operations.
Our success will depend in part on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us or companies we acquire. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights in the licensed materials. If third parties assert trademark, copyright or patent infringement or violation of other intellectual property rights against us or companies we acquire, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of our personnel. An adverse determination in any such litigation or proceeding to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties or pay ongoing royalties or subject us to injunctions prohibiting the development and operation of our applications.

Risks Related to our Securities, Internal Controls and Governance
A return on our securities is not guaranteed.
There is no guarantee that our Subordinate Voting Shares will earn any positive return in the short term or long term. A holding of Subordinate Voting Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in Subordinate Voting Shares is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment.
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
Although many other Canadian companies have dual class or multiple class share structures and we currently do not have any Proportionate Voting Shares outstanding, our dual class capital structure, with each Proportionate Voting Shares being convertible into 100 Subordinate Voting Shares, could result in a lower trading price for, or greater fluctuations in, the trading price, volume and liquidity of the Subordinate Voting Shares. This could impair our ability to issue Subordinate Voting Shares as consideration in our acquisitions, raise additional capital through the sale of securities, attract investors and could have other adverse consequences.

The Company is a public issuer in both the U.S. and Canada. The Board and management must devote time and resources to compliance initiatives, corporate governance practices and securities rules and regulations that impose various requirements on both Canadian and U.S. public companies. These additional costs and management attention could negatively impact our business, financial condition and results of operations.
As a public issuer in Canada, the Company is subject to the reporting requirements and rules and regulations under Canadian securities laws and the rules of Cboe. As a public issuer in the U.S., the Company is also subject to the rules and regulations of the SEC and the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Application of both existing or new U.S. or Canadian regulatory requirements may have adverse consequences on our ability to issue securities to acquire companies or to raise capital in private placements or prospectus offerings.
As a public company, there are costs associated with legal, accounting and other expenses related to regulatory compliance in Canada as well as compliance with the U.S. Securities legislation and the rules and policies of Canadian Securities Administrators, Cboe and the SEC require reporting and listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. Complying with these U.S. and Canadian statutes, regulations and requirements, particularly now that we no longer qualify as an Emerging Growth Company under U.S. securities laws, occupies a significant amount of time of the Board and management.
Shareholder activism, the political environment and a high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which could then result in additional compliance costs and affect the manner in which we operate our business. We also devote greater resources than a non-reporting company otherwise would to communications and other activities involving shareholders, investors and analysts which are typically considered important for publicly traded companies. Any new regulations or disclosure obligations or additional shareholder communications and activities may increase our legal and financial compliance costs and may make some compliance activities more time-consuming and costly.
Our management must devote substantial time and cost to the establishment, modification and maintenance of effective internal controls required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”). These requirements take time and resources and increase our legal and financial compliance costs. If we are unable to maintain effective internal controls, our ability to produce timely and accurate financial statements could be impaired, investors could lose confidence in our financial information and the price of our Subordinate Voting Shares could decline.
As a U.S. reporting company, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Beginning with this Form 10-K with the SEC, our management is required to furnish a report on our internal controls over financial reporting. In addition, as we no longer qualify as an Emerging Growth Company, on an annual basis, our independent registered public accounting firm is required, pursuant to Section 404(b) of SOX, to attest to the effectiveness of our internal control over financial reporting and we are required to include such attestation in our Annual Reports on Form 10-K.
We have incurred significant costs related to maintaining our internal controls over financial reporting, and cannot predict or estimate the amount of time resources and additional costs we may incur or the impact and timing of such use of resources and costs. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal controls over financial reporting.

Any testing by us conducted in connection with Section 404 of SOX, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses that may require prospective or retrospective changes to our consolidated financial statements, or identify other areas for further attention or improvement. Inferior internal controls could impair our ability to produce timely and accurate financial statements and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares. See our Risk Factor “We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed and, investors may lose confidence in the accuracy and completeness of our financial reports, and as a result, our Subordinate Voting Share price may be adversely affected” for more information.

Despite the efforts we have undertaken, there is a risk in the future that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404 of SOX. If within the prescribed time frame, in the future we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our Subordinate Voting Shares could decline.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed and, investors may lose confidence in the accuracy and completeness of our financial reports, and as a result, our Subordinate Voting Share price may be adversely affected.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2023 (see Item 9A to this Form 10-K for more information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses were primarily attributable to (1) the fact that we operate in various regulatory environments, necessitating the reliance on numerous manual process controls to address financial reporting risks, and insufficient oversight by management of these risks resulted in a lack of appropriate internal controls to mitigate process risk points, (2) Information Technology General Controls for certain required vendor hosted applications used by us supporting revenue and inventory processes not being designed and operating effectively to ensure (i) that access to applications and data were adequately restricted to appropriate personnel and (ii) that reports coming from the systems were accurate, (3) controls over revenue and inventory processes not being designed effectively to mitigate process risk points due to various factors, including reliance on required vendor-hosted applications used by the Company, insufficient Information Technology General Controls and insufficient Manual Business Process Controls and (4) ineffective implementation and documentation of management review controls related to the goodwill and intangible asset impairment assessment provided by third-party specialists. Management has implemented a remediation plan, detailed in Item 9A of this Form 10-K, as of the date of this Form 10-K. If we fail to remediate the material weaknesses or experience additional material weaknesses in the future or fail to otherwise maintain effective financial reporting systems and processes, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which could cause investors to lose confidence in our financial information and the price of our Subordinate Voting Shares could decline. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses. Moreover, we cannot be certain that we will not in the future have additional material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find.
Additional issuances of Subordinate Voting Shares and Proportionate Voting Shares, or securities convertible into such classes of shares, may result in voting and economic dilution to our shareholders.
We plan to issue additional securities in the future in connection with acquisitions, equity incentive plans, securities offerings and financing transactions (including through the sale of securities convertible into or exchangeable or exercisable for shares of our capital stock), which will dilute our shareholders’ holdings in the Company. Our corporate articles permit the issuance of an unlimited number of Subordinate Voting Shares and an unlimited number of Proportionate Voting Shares, and our shareholders have no pre-emptive rights in connection with any further issuances. The Board has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences, and privileges superior to those of our existing outstanding securities. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of our securities will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional securities by us, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of our securities, investors will suffer dilution to their voting power and we may experience dilution in our revenue and earnings per share.

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
•the public announcement of pending or consummated material acquisitions, business combinations, divestitures, investments or partnerships by us or our competitors;
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
There is a significant liquidity risk associated with an investment in the Subordinate Voting Shares. The Subordinate Voting Shares currently trade on Cboe in Canada and are quoted on the OTCQX in the U.S. We cannot predict at what prices the Subordinate Voting Shares will continue to trade or be quoted, and there is no assurance that an active trading market will be sustained. The Subordinate Voting Shares do not currently trade on any U.S. national securities exchange. In the event the Subordinate Voting Shares begin trading on any U.S. national securities exchange, we cannot predict at what prices the Subordinate Voting Shares will trade and there is no assurance that an active trading market will develop or be sustained.
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
With the exception of the limited rights of shareholders under applicable Canadian laws, the day-to-day decisions regarding the management of our affairs will be made exclusively by the Board and our officers. Our shareholders will have little or no control over our future business and investment decisions, our business, and affairs, including the selection and investment in licensees, dispensaries, cultivation operations and real estate. We may also retain consultants, advisors and agents to provide various services to us, over which the shareholders will have no control. There can be no assurance that the Board, our officers, advisors or agents will effectively manage and direct our affairs.

We do not expect to declare or pay dividends, and restrictions in our credit facility restrict our ability to pay cash dividends.
Holders of the Subordinate Voting Shares and Proportionate Voting Shares will not have a right to receive dividends on such shares unless declared by the Board. We have not paid dividends in the past, and we do not anticipate that we will declare or pay any dividends in the foreseeable future. The declaration of dividends is at the discretion of the Board, even if we have sufficient funds, net of our liabilities, to pay dividends, and the declaration of any dividend will depend on our financial results, cash requirements, future prospects, credit facility restrictions and other factors deemed relevant by the Board. Any dividends paid by us would be subject to withholding taxes as further summarized under the heading “Risks Related to Taxation.”
Our voting control is concentrated.
As of March 13, 2024, George Archos, our Chairman and Chief Executive Officer, exercises in the aggregate, approximately 8.9% of the voting power in respect of our outstanding shares. In addition, per a public ownership filing made by the entity, Eminence Capital, LP beneficially owned 36,092,183 Subordinate Voting Shares as of June 12, 2023, which represents approximately 10.6% of the voting power in respect of our outstanding shares. As a result, Mr. Archos and Eminence Capital, LP each has substantial ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any material business transactions. Even if Mr. Archos does not retain any employment with us, he will continue to have the ability to exercise this voting power.
As our Chairman and Chief Executive Officer, Mr. Archos has control over our day-to-day management and the implementation of major strategic decisions, subject to authorization and oversight by the Board. As a member of the Board, Mr. Archos owes a fiduciary duty to our shareholders and is obligated to act honestly and in good faith.
Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our Subordinate Voting Shares or prevent our stockholders from realizing a premium over the then-prevailing market price for their Subordinate Voting Shares. In addition, sales of significant amounts of shares beneficially held by Mr. Archos or Eminence Capital, LP or the prospect of these sales, could adversely affect the market price of our Subordinate Voting Shares.

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
Pursuant to Section 280E of the Code, any business trafficking in certain controlled substances (within the meaning of Schedule I and II of the CSA) is prohibited from taking specified deductions for U.S. federal income tax purposes. Cannabis is currently a controlled substance within the meaning of Schedule I of the CSA. As a result, our U.S. federal taxable income is likely to exceed our actual profits. Section 280E of the Code may apply to us indefinitely. The applicability of Section 280E to us may change if cannabis becomes a Schedule III substance under the CSA, as recommended by HHS in August 2023. We cannot predict whether such rescheduling will occur within a given timeframe or at all, and thus cannot predict the future applicability or effect of Section 280E on our business or operations. As a result of Section 280E of the Code, we have incurred income tax payables and continue to carry an income tax payable liability. If we were required to repay the entirety of such income tax payable liability quickly, notwithstanding any changes made to Section 280E, our business and results of operations, including our liquidity, could be materially affected.
We may not be successful in defending our tax filing positions, which could adversely impact our financial condition and results of operations.
If our tax positions, including with respect to employee retention credits available under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, were to be challenged by federal, state, local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Our management exercises significant judgment when assessing the probability of successfully sustaining our tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts, or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company faces cybersecurity threats such as ransomware and denial-of-service. The Company’s customers, vendors and business partners face similar cybersecurity threats, and a cybersecurity incident impacting the Company or any of these third-party entities could materially adversely affect our operations, performance and results of operations. In particular, the Company emphasizes the importance of cybersecurity as it may receive, store and transmit personal medical and other information relating to its customers, and believes it is imperative to protect this information from potential threats.
Additionally, the Board recognizes the critical importance of maintaining the trust and confidence of the Company’s customers, vendors, business partners and employees. The Board oversees the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s Cybersecurity Incident Response Plan (the “Cybersecurity Plan”), which includes the Company’s standards, processes and practices are a component of the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company’s Cybersecurity Plan states that it seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on (i) preserving restrictions on information access and disclosing, including means for protecting the confidentiality of personal private and proprietary information, (ii) guarding against improper information modification or destruction, and (iii) ensuring timely and reliable access to the Company’s information systems.
Risk Management and Strategy
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
Preparing for Cybersecurity Risks: The Company’s Cybersecurity Plan lays out on-going processes for incident response and prevention, including processes for bettering Company cybersecurity response following any cybersecurity incidents. All employees undergo training to aid in understanding the Company’s expectations for safeguarding all data stored on Company cyber networks. In addition to its Cybersecurity Plan, the Company has established risk management guidelines (the “Risk Management Guidelines”) that address the Company’s response to risks, including a cybersecurity incident. The Risk Management Guidelines describe the Company’s policy of managing enterprise risk, including external risks arising from cybersecurity threats and provide that the audit committee of the Board (the “Audit Committee”) will coordinate with and assist the Board in its oversight of risk.
The Company’s Risk Management Guidelines also dictate that the Board will conduct an annual performance evaluation of the Board’s oversight of the Company’s overall risk-taking tolerance and management, conducted in such manner as the Board deems appropriate.
Identify Risks and Notify Company of Risks: The Cybersecurity Plan dictates an approach to identify and confirm expected incidents, to determine the severity of the risk and promptly take basic initial containment steps. The Cybersecurity Plan includes notification processes for certain cybersecurity incidents which aim to inform and activate an incident response team consisting of officers and employees at the Company and certain external service providers.
Containment, Eradication and Recovery: The Company’s Cybersecurity Plan includes processes for containing ongoing cybersecurity threats if they occur and preventing past malicious activity, providing proposed solutions to malicious activity, and recovering any business processes with the goal of restoring business operations.
Third-Party Risk Management: The Company’s Cybersecurity Plan contemplates a Company response to cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Use of Third-Party Vendors: Per the Company’s Risk Management Guidelines, the Board may, in its discretion, delegate all or a portion of its duties and responsibilities to other committees of the Board. While the Board has not yet engaged assessors, consultants auditors or other third parties to aid in processes related to cybersecurity threats, any such committee will have the resources and authority appropriate to discharge its duties and responsibilities, including the authority to select, retain, terminate, and approve the fees and other retention terms of special or independent counsel, accountants or other experts, as it deems appropriate, without seeking approval of the Board or management. The Company may, from time to time, engage third party vendors to assist in developing, identifying and managing risks.
Governance
Board Oversight: The Board has reviewed and discussed with management, the Company’s risk assessment process, risk management framework and reporting mechanisms, implementation and monitoring, including as each of these relates to cybersecurity risks. The Audit Committee coordinates and assists the Board in its oversight of risk. The Board and Audit Committee each receive presentations and reports on Company risks, including cybersecurity risks. The Cybersecurity Plan also contemplates that the Board will also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The Board has discussed the Company’s approach to cybersecurity risk management with the members of management, including the Company’s Executive Vice President of Information Technology.
Management: The Company has a Cyber Incident Response Team (the “IRT”), which is comprised of employees including, among others, the Executive Vice President of Information Technology, the Chief Financial Officer (“CFO”), the Chief Operations Officer (“COO”) and the Chief Legal Officer (“CLO”), as well as potential outside advisors and service providers, as deemed appropriate. The Cybersecurity Plan contemplates that, in the case of a cybersecurity risk, Executive Vice President of Information Technology, in coordination with the IRT, will work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, the Cybersecurity Plan contemplates that multidisciplinary teams throughout the Company will be deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Cybersecurity Plan dictates that the Executive Vice President of Information Technology and the IRT monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate.
The Executive Vice President of Information Technology has served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Officer of other public companies.
Past Incidents
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. See Item 1A of Part 1 – “Risks Related to our Business and Operations – Information Technology, Cybersecurity and Intellectual Property” for additional information on risks related to cybersecurity threats.

ITEM 2. PROPERTIES
The following tables set forth the Company’s owned and leased physical properties as of March 13, 2024, which includes the corporate principal office, a call center, locations of operating dispensaries, dispensaries under construction and actively being planned, and locations for operating cultivation and processing facilities and cultivation and processing facilities under construction. In some cases, dispensary sites under construction or being planned are intended to be re-location sites. The cultivation and processing facilities in operation comprise over 1,000,000 square feet.

State/City	Comments/Description	County	Owned/Leased	Use	Operational
*Subject to Mortgage

ARKANSAS	One operating dispensary
El Dorado*		Union	Owned	Dispensary	Yes

ARIZONA	Two cultivation facilities, one office, six operating dispensary sites and one dispensary site under construction
Chandler		Maricopa	Leased	Office	Yes
Chandler		Maricopa	Leased	Dispensary	Yes
Coolidge		Pinal	Owned	Cultivation	Yes
Mesa*		Maricopa	Owned	Dispensary	Yes
Mesa		Maricopa	Leased	Dispensary	Yes
Phoenix		Maricopa	Leased	Dispensary	Yes
Phoenix		Maricopa	Leased	Dispensary	Yes
Phoenix		Maricopa	Leased	Dispensary	Yes
Phoenix	Under construction	Maricopa	Owned	Dispensary	No
Winslow*		Navajo	Owned	Cultivation	Yes

CONNECTICUT	One cultivation facility and four operating dispensary sites. Two dispensary sites pending construction and/or approval and one vacant site
Enfield	Under construction	Hartford	Owned	Dispensary	No
Newington		Hartford	Leased	Dispensary	Yes
Rocky Hill*		Hartford	Owned	Cultivation	Yes
Meriden		New Haven	Leased	Dispensary	Yes
Meriden	Marketed for lease	New Haven	Owned	N/A	No
Naugatuck	Under construction	New Haven	Leased	Dispensary	No
Waterbury		New Haven	Leased	Dispensary	Yes
Norwich		New London	Leased	Dispensary	Yes

FLORIDA	One call center, two cultivation facilities, seventy-four operating dispensary sites, seven dispensary sites under construction and two planned dispensary sites
Gainesville		Alachua	Leased	Dispensary	Yes
Panama City		Bay	Leased	Dispensary	Yes
West Melbourne*		Brevard	Owned	Dispensary	Yes
Melbourne	Under construction	Brevard	Leased	Dispensary	No
Merritt Island		Brevard	Leased	Dispensary	Yes
Satellite Beach		Brevard	Leased	Dispensary	Yes
Titusville		Brevard	Leased	Dispensary	Yes
Deerfield Beach		Broward	Leased	Dispensary	Yes
Hollywood		Broward	Leased	Dispensary	Yes
Tamarac		Broward	Leased	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
Port Charlotte*		Charlotte	Owned	Dispensary	Yes
Orange Park		Clay	Leased	Dispensary	Yes
Crystal River	Under construction	Citrus	Leased	Dispensary	No
Marco Island		Collier	Leased	Dispensary	Yes
Lake City		Columbia	Leased	Dispensary	Yes
Jacksonville Beach		Duval	Leased	Dispensary	Yes
Jacksonville		Duval	Leased	Dispensary	Yes
Jacksonville		Duval	Leased	Dispensary	Yes
Jacksonville		Duval	Owned	Dispensary	No
Pensacola		Escambia	Leased	Dispensary	Yes
Spring Hill		Hernando	Leased	Dispensary	Yes
Sebring		Highlands	Leased	Dispensary	Yes
Apollo Beach*		Hillsborough	Owned	Cultivation	Yes
Apollo Beach*		Hillsborough	Owned	Dispensary	Yes
Apollo Beach		Hillsborough	Owned	Office	Yes
Brandon		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Sebastian		Indian River	Leased	Dispensary	Yes
Lady Lake		Lake	Leased	Dispensary	Yes
Bonita Springs		Lee	Leased	Dispensary	Yes
Cape Coral		Lee	Leased	Dispensary	Yes
Fort Myers		Lee	Leased	Dispensary	Yes
Fort Myers*		Lee	Owned	Dispensary	Yes
Fort Myers		Lee	Leased	Dispensary	Yes
Tallahassee*		Leon	Owned	Dispensary	Yes
Bradenton		Manatee	Leased	Dispensary	Yes
Bradenton		Manatee	Leased	Dispensary	Yes
Ocala		Marion	Leased	Dispensary	Yes
Hobe Sound		Martin	Leased	Dispensary	Yes
Stuart		Martin	Leased	Dispensary	Yes
Kendall		Miami-Dade	Leased	Dispensary	Yes
Naranja	Under construction	Miami-Dade	Leased	Dispensary	No
North Miami*		Miami-Dade	Owned	Dispensary	Yes
North Miami Beach	Under construction	Miami-Dade	Leased	Dispensary	No
Palmetto Bay		Miami-Dade	Leased	Dispensary	No
Key West		Monroe	Leased	Dispensary	Yes
Yulee		Nassau	Leased	Dispensary	Yes
Shalimar		Okaloosa	Leased	Dispensary	Yes
Apopka		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Okeechobee	Under construction	Palm Beach	Leased	Dispensary	No
Wellington		Palm Beach	Leased	Dispensary	Yes
West Palm Beach		Palm Beach	Leased	Dispensary	Yes
West Palm Beach		Palm Beach	Leased	Dispensary	Yes
Boynton Beach		Palm Beach	Leased	Dispensary	Yes
Lutz		Pasco	Leased	Dispensary	Yes
Port Richey	Under construction	Pasco	Leased	Dispensary	No
Zephyrhills		Pasco	Leased	Dispensary	Yes
Clearwater		Pinellas	Leased	Dispensary	Yes
Clearwater		Pinellas	Leased	Dispensary	Yes
Pinellas Park		Pinellas	Leased	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
St. Petersburg		Pinellas	Leased	Dispensary	Yes
Auburndale		Polk	Leased	Dispensary	Yes
Haines City	Under construction	Polk	Leased	Dispensary	No
Lakeland		Polk	Leased	Dispensary	Yes
Winter Haven		Polk	Leased	Dispensary	Yes
Palatka*		Putnam	Owned	Cultivation	Yes
Palatka		Putnam	Leased	Dispensary	Yes
Navarre		Santa Rosa	Leased	Dispensary	Yes
North Port		Sarasota	Leased	Dispensary	Yes
Sarasota		Sarasota	Leased	Dispensary	Yes
Sarasota		Sarasota	Leased	Dispensary	Yes
Venice		Sarasota	Leased	Dispensary	Yes
Longwood*		Seminole	Owned	Dispensary	Yes
Winter Springs		Seminole	Leased	Dispensary	Yes
St Augustine		St. Johns	Leased	Dispensary	Yes
Fort Pierce		St. Lucie	Leased	Dispensary	Yes
Port Saint Lucie		St. Lucie	Leased	Dispensary	Yes
Orange City		Volusia	Leased	Dispensary	Yes
Ormond Beach		Volusia	Leased	Dispensary	Yes
Port Orange		Volusia	Leased	Dispensary	Yes

ILLINOIS	One corporate office, one storage facility, one cultivation facility, ten dispensary sites, and one warehouse
Chicago		Cook	Leased	Dispensary	Yes
Chicago		Cook	Leased	Office/Storage	Yes
Chicago		Cook	Leased	Dispensary	Yes
Chicago		Cook	Leased	Office	Yes
Chicago		Cook	Owned	Dispensary	Yes
Evanston		Cook	Leased	Dispensary	Yes
Prospect Heights		Cook	Leased	Dispensary	Yes
Lombard		DuPage	Leased	Dispensary	Yes
Naperville		DuPage	Leased	Dispensary	Yes
Albion		Edwards	Owned	Cultivation	Yes
Albion		Edwards	Leased	Warehouse	Yes
Aurora		Kane	Leased	Dispensary	Yes
St. Charles		Kane	Leased	Dispensary	Yes
Highland Park*		Lake	Owned	Dispensary	Yes

MARYLAND	One cultivation facility and four operating dispensaries
Towson		Baltimore	Leased	Dispensary	Yes
Elkridge		Howard	Leased	Dispensary	Yes
Jessup*		Howard	Owned	Cultivation	Yes
Germantown		Montgomery	Leased	Dispensary	Yes
Pasadena*		Anne Arundel	Owned	Dispensary	Yes

MASSACHUSETTS	One cultivation facility and two operating dispensaries
Sharon		Norfolk	Leased	Dispensary	Yes
Sharon*		Norfolk	Owned	Cultivation	Yes
Plymouth		Plymouth	Leased	Dispensary	Yes

MICHIGAN	One operating dispensary
Buchanan		Berrien	Owned	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
NEVADA	One operating cultivation facility, one vacant cultivation facility to be sold, five operating dispensary sites and one dispensary under construction
Carson City		Carson City	Leased	Dispensary	Yes
North Las Vegas	Under construction	Clark	Owned	Dispensary	No
Las Vegas		Clark	Owned	Dispensary	Yes
North Las Vegas*		Clark	Owned	Cultivation	Yes
North Las Vegas		Clark	Leased	Dispensary	Yes
Spring Valley		Clark	Leased	Dispensary	Yes
Reno		Washoe	Leased	Dispensary	Yes
Reno	Vacant - Marketed for sale	Washoe	Owned	Cultivation	No

NEW JERSEY	One cultivation facility, three dispensary sites, one dispensary site under construction and one parking lease for Lawrence dispensary
Mount Holly	Under construction	Burlington		Dispensary	No
Branchburg*		Hunterdon	Owned	Cultivation	Yes
Lawrence		Mercer	Leased	Parking	Yes
Lawrence		Mercer	Leased	Dispensary	Yes
Neptune		Monmouth	Leased	Dispensary	Yes
Elizabeth		Union	Leased	Dispensary	Yes

OHIO	One cultivation facility and five operating dispensaries
Cincinnati		Hamilton	Leased	Dispensary	Yes
Dayton		Montgomery	Leased	Dispensary	Yes
Canton		Stark	Leased	Dispensary	Yes
Canton*		Stark	Owned	Cultivation	Yes
Bowling Green		Wood	Leased	Dispensary	Yes
Newark*		Licking	Owned	Dispensary	Yes

PENNSYLVANIA	Two cultivation facilities, eighteen dispensary sites, one cultivation facility under construction, one dispensary site under construction, one parking lease, one leased storage space, one office space
Monroeville*		Allegheny	Owned	Dispensary	Yes
Pittsburgh		Allegheny	Leased	Dispensary	Yes
Pittsburgh		Allegheny	Leased	Dispensary	Yes
Fairless Hills	Under construction	Bucks	Leased	Dispensary	No
Sellersville		Bucks	Leased	Parking	Yes
Sellersville		Bucks	Leased	Dispensary	Yes
Cranberry*		Butler	Owned	Dispensary	Yes
Malvern		Chester	Leased	Dispensary	Yes
Malvern		Chester	Leased	Storage	Yes
Harrisburg		Dauphin	Leased	Dispensary	Yes
Chester*		Delaware	Owned	Cultivation	Yes
Chester		Delaware	Leased	Cultivation	Yes
Chester*		Delaware	Owned	Dispensary	Yes
Clifton Heights		Delaware	Leased	Dispensary	Yes
Upland		Delaware	Owned	Cultivation	No
West Chester		Delaware	Leased	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
Altoona		Logan	Leased	Dispensary	Yes
Abington*		Montgomery	Owned	Dispensary	Yes
Jenkintown		Montgomery	Leased	Office	No
Wynnewood*		Montgomery	Owned	Dispensary	Yes
Norristown		Montgomery	Leased	Dispensary	Yes
Philadelphia		Philadelphia	Leased	Dispensary	Yes
Washington*		Washington	Owned	Dispensary	Yes
New Kensington		Westmoreland	Leased	Dispensary	Yes
York		York	Leased	Dispensary	Yes

WEST VIRGINIA	One cultivation facility and five operating dispensaries
Clarksburg		Harrison	Leased	Dispensary	Yes
Morgantown		Monongalia	Leased	Dispensary	Yes
Westover		Monongalia	Leased	Dispensary	Yes
Wheeling		Ohio	Leased	Dispensary	Yes
Beaver		Raleigh	Leased	Cultivation	Yes
Buckhannon		Upshur	Leased	Dispensary	Yes
Properties Subject to an Encumbrance ($ in Thousands).
A substantial portion of the real property owned by the Company’s subsidiaries is subject to mortgages that secure outstanding indebtedness for borrowed money or are otherwise pledged as collateral securing the obligations of the Credit Agreement Borrowers that are outstanding under the 2022 Credit Agreement. In addition, the Credit Agreement Borrowers have pledged a substantial portion of their other assets to secure, on a joint and several basis, the obligations under the 2022 Credit Agreement, including their cash, accounts receivable, inventory, licenses and permits, intellectual property, equipment and ownership interests in other Credit Agreement Borrowers.
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
On December 26, 2023, the Company entered into a real estate loan with a community bank to borrow a principal amount of $27,999 secured by real estate in Apollo Beach, Florida. The loan bears an interest rate of 8.34% and matures in December 2028.

ITEM 3. LEGAL PROCEEDINGS
On January 31, 2022, the Company entered into the GGH Arrangement Agreement with GGH, pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of the Company’s exercise of its termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. On November 14, 2022, the Company filed a counterclaim asserting that GGH owes it a termination fee in the amount of $14,875,000, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000,000 because of the Company's rightful termination of the GGH Arrangement Agreement, which was based upon its belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. As of December 31, 2023, both the Company and GGH are engaged in ongoing discovery efforts. The Company can provide no guarantees or assurances that it will prevail or settle this lawsuit or its counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on its business, results of operations and financial condition.
See “Note 14 – Contingencies and Other” in the Notes to the Consolidated Financial Statements in this Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On October 18, 2023, the Subordinate Voting Shares, began trading on Cboe under the stock symbol, “VRNO”. In connection therewith, the Subordinate Voting Shares ceased trading on the CSE as of the close of market on October 17, 2023, where the Company’s shares had traded since February 17, 2021. The Subordinate Voting Shares are traded over-the-counter in the U.S. on the OTCQX under the symbol “VRNOF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Shareholders
As of March 13, 2024, there were 643 registered holders of record of our Subordinate Voting Shares and no registered holders of record of our Proportionate Voting Shares.
Dividends
There are no restrictions in the Company’s articles that prevent the Company from paying dividends. However, the Company has not paid dividends in the past, and it is not anticipated that the Company will pay any dividends in the foreseeable future. Rather, the Company currently intends to retain future earnings, if any, to fund the development and growth of its business, pay indebtedness and does not intend to pay any cash dividends on its shares for the foreseeable future. Any decision to pay dividends in the future will be made by the Board on the basis of earnings, financial requirements and other conditions existing at the time. In the event any dividends are declared and paid, both the outstanding Subordinate Voting Shares and Proportionate Voting Shares, if any, will share in the dividends with each Proportionate Voting Share being entitled to 100 times the amount of the dividend paid on each Subordinate Voting Share and each Subordinate Voting Share being entitled to 1/100 of the amount of the dividend paid on each Proportionate Voting Share. In the event the Board determines that a dividend is in the best interest of the Company’s shareholders, the terms and payment of such dividend must comply with the restrictions and covenants set forth in the 2022 Credit Agreement.
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
Equity Incentive Plan
During the year ended December 31, 2023, pursuant to the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), the Company issued 1,511,573 Subordinate Voting Shares, which were not registered under the Securities Act, in respect of vested restricted stock units (“RSUs”). The Company issued these securities pursuant to the exemption from registration provided by Rule 701 of the Securities Act, as the RSUs and Subordinate Voting Shares were issued in connection with a compensatory benefit plan and/or Section 4(a)(2) of the Securities Act with respect to recipients who were accredited investors.
Acquisition Sales
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250,000 worth of Subordinate Voting Shares, in the aggregate, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. As of the date hereof, such Subordinate Voting Shares have not yet been issued. All of such Subordinate Voting Shares will be issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506 promulgated under the Securities Act, because (i) the issuances were not made by general solicitation or advertising and (ii) the issuances were made only to “accredited investors” (as such term is fined in Rule 501(a) of Regulation D under the Securities Act).

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
The following graph compares the cumulative total shareholder return on the Subordinate Voting Shares from February 17, 2021 to December 31, 2023, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. From February 17, 2021 through October 17, 2023, the Subordinate Voting Shares were traded on the CSE under the stock symbol VRNO. On October 18, 2023, the Subordinate Voting Shares began trading on Cboe under the stock symbol VRNO. The below chart shows cumulative total shareholder returns for Verano and the comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on February 17, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalization. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Verano Holdings Corp., Russell 2000 Index, and a Peer Group

125
100
75
50
25
0
02/17/2021
06/30/2021
12/31/2021
06/30/2022
12/31/2022
06/30/2023
12/31/2023
Verano Holdings Corp.
Russell 2000 Index
Peer Group

	Base Period	Years Ending
Company/Index	2/17/2021	12/31/2021	12/31/2022	12/31/2023
Verano Holdings Corp.	100	38.22	9.62	13.47
Russell 2000 Index	100	99.52	78.07	79.46
Peer Group	100	44.31	16.89	18.63
Below are the specific companies included in the peer group.

Peer Group Companies
–Cresco Labs Inc.	–Trulieve Cannabis Corp.
–Curaleaf Holdings, Inc.	–Green Thumb Industries Inc.
Repurchases
During the year ended December 31, 2023, the Company did not repurchase any securities.

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS
The following is, as of the date of this Form 10-K, a summary of the principal Canadian federal income tax considerations generally applicable under the Tax Act to shareholders who beneficially own Subordinate Voting Shares, and who at all relevant times, for purposes of the Tax Act, (i) hold their Subordinate Voting Shares as capital property, (ii) deal at arm’s length with Verano and (iii) are not affiliated with Verano (each such person, a “Holder”). Generally, Subordinate Voting Shares will be considered to be capital property to the holder thereof provided that they are not held in the course of carrying on a business of buying and selling securities and have not been acquired in one or more transactions considered to be an adventure or concern in the nature of trade. Certain shareholders who are resident in Canada for purposes of the Tax Act and who might not otherwise be considered to hold their Subordinate Voting Shares as capital property may, in certain circumstances, be entitled to have their Subordinate Voting Shares and any other “Canadian security” (as defined in the Tax Act), owned by such holders in the taxation year in which the election is made, and in all subsequent taxation years, treated as capital property by making the irrevocable election permitted by Subsection 39(4) of the Tax Act. Shareholders should consult their own tax advisors regarding the potential application and consequences of this election in their particular circumstances.
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
A Resident Holder that is a “private corporation” (as defined in the Tax Act) or any other corporation resident in Canada controlled, whether because of a beneficial interest in one or more trusts or otherwise, by or for the benefit of an individual (other than a trust) or a related group of individuals (other than trusts), may be liable under Part IV of the Tax Act to pay an additional tax (refundable in certain circumstances) on dividends received or deemed to be received on the Subordinate Voting Shares to the extent that such dividends are deductible in computing the Resident Holder’s taxable income for the taxation year. A Resident Holder that, throughout the relevant taxation year, is a “Canadian-controlled private corporation” (“CCPC”) (as defined in the Tax Act) may be liable to pay an additional tax (refundable in certain circumstances) on its “aggregate investment income” (as defined in the Tax Act), including any dividends received or deemed to be received to the extent that such dividends are not deductible in computing the Resident Holder’s taxable income for the taxation year. Bill C-59, titled An Act to implement certain provisions of the fall economic statement tabled in Parliament on November 21, 2023 and certain provisions of the budget tabled in Parliament on March 28, 2023, contains draft legislation intended to extend this additional tax and refund mechanism in respect of “aggregate investment income” to “substantive CCPCs” as defined in such draft legislation. As of February 8, 2024, Bill C-59 is undergoing a second reading in the House of Commons. Canadian Resident Holders that are corporations are advised to consult their own tax advisors regarding the possible implications of this draft legislation in their particular circumstances.

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
A Resident Holder may be subject to United States federal income tax on a gain realized on the disposition of a Subordinate Voting Share if Verano is classified as a USRPHC under the Code (see “Certain U.S. Federal Income Tax Considerations”). United States federal income tax, if any, levied on any gain realized on a disposition of a Subordinate Voting Share may be eligible for a foreign tax credit under the Tax Act to the extent and under the circumstances described in the Tax Act. Generally, a foreign tax credit in respect of a tax paid to a particular foreign country is limited to the Canadian tax otherwise payable in respect of income sourced in that country. Gains realized on the disposition of a Subordinate Voting Share by a Resident Holder may not be treated as income sourced in the United States for these purposes. Resident Holders should consult their own tax advisors with respect to the availability of a foreign tax credit, having regard to their own particular circumstances.

Alternative Minimum Tax
Capital gains realized and taxable dividends received or deemed to be received by a Resident Holder that is an individual (including certain trusts) may affect the Resident Holder’s liability to pay alternative minimum tax under the Tax Act. Resident Holders should consult their own tax advisors with respect to the application of alternative minimum tax. New legislation that was effective on January 1, 2024 modifies the existing rules for computing the alternative minimum tax. Such modifications include an increase in the tax rate to 20.5% (from 15%), an increase in the basic exemption amount available to individuals and qualified disability trusts to $173,000 (from the $40,000 previously available to individuals). Prospective investors are advised to consult their own tax advisors to determine the impact of the alternative minimum tax.
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
Non-Resident Shareholders
The following portion of this summary is generally applicable to a Holder who at all relevant times, for purposes of the Tax Act, (i) is not resident in Canada and is not deemed to be resident in Canada, (ii) does not use or hold, and is not deemed to use or hold, its Subordinate Voting Shares in, or in the course of carrying on, a business in Canada, (iii) is not a person who carries on an insurance business in Canada and elsewhere, (iv) is not an “authorized foreign bank” (as defined in the Tax Act), and (v) is not a “foreign affiliate” (as defined in the Tax Act) of a person resident in Canada (a “Non-Resident Holder”).
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
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a general summary of certain U.S. federal income tax considerations applicable to a U.S. Holder or a Non-U.S. Holder (each as defined below) arising from the ownership and disposition of Subordinate Voting Shares. This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder or Non-U.S. Holder. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder or Non-U.S. Holder that may affect the U.S. federal income tax consequences to such holder (as discussed below), including specific tax consequences to a holder under an applicable tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any holder. This summary is limited to U.S. federal income tax considerations, and does not address the U.S. federal alternative minimum, net investment income, U.S. federal estate and gift, U.S. state and local, or non-U.S. tax consequences of the ownership and disposition of such Subordinate Voting Shares. Except as specifically set forth below, this summary does not discuss applicable income tax reporting requirements. Each holder should consult its own tax advisor regarding all U.S. federal, U.S. state and local, and non-U.S. tax consequences of the ownership and disposition of Subordinate Voting Shares.
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
•a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•an estate the income of which is subject to U.S. federal income tax regardless of its source; or
•a trust that (a) is subject to the primary supervision of a court within the United States and the control of one or more U.S. persons for all substantial decisions or (b) has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person.
Non-U.S. Holders
Also, for purposes of this discussion, a “Non-U.S. Holder” is any beneficial owner of Subordinate Voting Shares who is neither a U.S. Holder nor an entity classified as a partnership for U.S. federal income tax purposes.
Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed
This summary does not address the U.S. federal income tax consequences of the ownership and disposition of Subordinate Voting Shares that are subject to special provisions under the Code, including holders that: (a) are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) are financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies; (c) are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (d) have a “functional currency” other than the U.S. dollar; (e) own, Subordinate Voting Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position; (f) acquired Subordinate Voting Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (g) hold Subordinate Voting Shares other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes); (h) own, directly, indirectly, or by attribution, 5% or more, by voting power or value, of the outstanding Subordinate Voting Shares; (i) are required to accelerate the recognition of any item of gross income for U.S. federal income tax purposes with respect to Subordinate Voting Shares as a result of such item being taken into account in an applicable financial statement; (j) acquired Subordinate Voting Shares by gift or inheritance; (k) are certain former citizens or long-term residents of the United States; (l) are pension plans; (m) are integral parts or controlled entities of foreign sovereigns; or (n) are passive foreign investment companies and corporations that accumulate earnings to avoid U.S. federal income tax. Holders that are subject to special provisions under the Code, including those holders described immediately above, should consult their own tax advisors regarding all U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the ownership and disposition of Subordinate Voting Shares.
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-K. See “Cautionary Note on Forward-Looking Statements” and “Risk Factors” in this Form 10-K. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future. We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal year 2021 compared to fiscal year 2022.
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the years ended December 31, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2023 and 2022. The financial statements referenced in this MD&A are prepared in accordance with U.S. GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated.
OVERVIEW OF THE COMPANY
Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plan progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning customers. As of March 13, 2024, through our subsidiaries and affiliates we operate businesses in 13 states, including 138 retail dispensaries and 14 production facilities with over 1,000,000 square feet of cultivation capacity. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult-use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult-use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 39 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult-use (i.e. recreational) cannabis, and 11 states allow the use of low THC and high CBD products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult-use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.
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

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the audited consolidated financial statements for the years ended December 31, 2023 and 2022. The selected consolidated financial information below may not be indicative of the Company’s future performance.
Year Ended December 31, 2023, as Compared to Year Ended December 31, 2022

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change
Revenues, net of Discounts	$938,452	$879,412	$59,040
Gross Profit	475,206	423,062	52,144
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(117,348)	(269,164)	151,816

Net Loss per share – basic & diluted	$(0.34)	$(0.81)	$0.47
Revenues, net of Discounts
Revenues, net of discounts for the year ended December 31, 2023 was $938,452, an increase of $59,040 or 6.7%, compared to revenues, net of discounts of $879,412 for the year ended December 31, 2022. Key performance drivers for retail revenues for the year ended December 31, 2023 were continued market expansion in New Jersey, which began permitting adult-use sales in the second quarter of 2022, and increased revenue from the Connecticut and Maryland markets, which began adult-use sales in January 2023 and July 2023, respectively. Additionally, overall sales in Nevada increased due to acquisition activity in the state, further driving increases in retail revenues. The Company also derived increased retail revenues from the opening of new retail locations. During the year ended December 31, 2023 the Company opened 16 new stores in Connecticut, Florida, Pennsylvania, and West Virginia. Additionally, in line with trends in the cannabis industry as a whole, we saw continued pricing pressure due to increased competition specifically in Arizona, Illinois, New Jersey, and Pennsylvania during the year ended December 31, 2023 compared to the year ended December 31, 2022, which had an adverse effect on our retail revenues. Retail revenues, net of discounts, for the year ended December 31, 2023 comprised 68.1% of revenues, net of discounts, compared to 72.3% of revenues, net of discounts, for the year ended December 31, 2022, excluding intersegment eliminations. Key performance drivers for cultivation (wholesale) revenues were continued cultivation expansion mainly in the New Jersey, Maryland and Connecticut adult-use markets. Additionally, higher Company product sell through in Arizona, Connecticut and Maryland, attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, when comparing the year ended December 31, 2023 to the year ended December 31, 2022. Cultivation (wholesale) revenues, net of discounts, made up 31.9% of revenues, net of discounts for the year ended December 31, 2023, as compared to 27.7% for the year ended December 31, 2022, excluding intersegment eliminations. Please see “Results of Operations by Segment” for information regarding year over year performance of our retail revenue and cultivation (wholesale) revenues.
Gross Profit
Gross profit for the year ended December 31, 2023 was $475,206, representing a gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 50.6%. This is compared to gross profit for the year ended December 31, 2022 of $423,062, representing a 48.1% gross profit margin. The increase in gross profit was primarily attributable to improved sell through of Company products, coupled with top-line growth. Additionally, lower comparative impact related to inventory step-ups from acquisitions, which was partially offset by pricing pressure, contributed to increased gross profit margin as compared to the year ended December 31, 2022.

Net Loss
Net loss attributable to the Company for the year ended December 31, 2023, was $(117,348) a decrease of $151,816, compared to a net loss of $(269,164) for the year ended December 31, 2022. The decrease year over year was largely attributable to an intangible asset impairment charge of $116,151 on the remaining net book value related to the Company’s Arizona cultivation (wholesale) license during the year ended December 31, 2022. Additionally, during the year ended December 31, 2023, the Company recorded an intangible asset impairment charge of $5,113 on the remaining net book value related to the Company’s Massachusetts cultivation (wholesale) license, a fixed asset impairment charge of $8,573 related to the Company’s Massachusetts cultivation facility, and goodwill impairment charges of (i) $33,622 associated with its Arizona cultivation (wholesale) reporting unit, (ii) $4,245 associated with its Nevada retail reporting unit, and (iii) $64 associated with its Massachusetts cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. During the year ended December 31, 2022, the Company recorded goodwill impairment charges of (i) $46,537 associated with its Arizona retail reporting unit, (ii) $2,252 associated with its Arizona cultivation (wholesale) reporting unit, (iii) $61,127 associated with its Pennsylvania retail reporting unit, and (iv) $3,115 associated with its Pennsylvania cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. Net loss for the year ended December 31, 2023 was additionally driven by the provision for income taxes, which attributed to the decrease in net loss for the year ended December 31, 2023 when compared to the year ended December 31, 2022.

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change
Cost of Goods Sold, net	$463,246	$456,350	$6,896

Selling, General, and Administrative Expenses	331,928	356,569	(24,641)

Loss on Impairment of Investment in Associates	6,571	—	6,571

Loss on Impairment - Goodwill, License & Fixed Assets	51,617	229,182	(177,565)

Other Income (Expense), net	(56,986)	(2,272)	(54,714)

Provision for Income Taxes	145,146	105,470	39,676
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold for the year ended December 31, 2023 was $463,246, an increase of $6,896 or 1.5%, from the year ended December 31, 2022. The change was primarily driven by overall top-line revenue growth partially offset by efficiencies in the Company’s cultivation production costs.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2023 were $331,928, a decrease of $24,641 or 6.9%, compared to selling, general and administrative expenses of $356,569 for the year ended December 31, 2022. Selling, general and administrative expenses as a percentage of revenue was 35.4% and 40.5% for the years ended December 31, 2023 and 2022, respectively. The year over year change was primarily due to a $6,656 decrease in general and administrative expenses and a $16,406 decrease in salaries and benefits due to a decrease in stock based compensation expense.
Loss on Impairment of Investment in Associates
During the year ended December 31, 2023, the Company received notification that the DGV Group, LLC ("DGV"), an entity in which the Company held an equity interest, was permanently ceasing operations. The Company recorded an impairment loss for the full value of the equity method investment of $6,571 as DGV was previously held as an Investment in Associates on the Company’s Consolidated Balance Sheets.

Loss on Impairment of Intangibles - Goodwill, License & Fixed Assets
During the year ended December 31, 2022, the Company recorded an intangible asset impairment charge of $116,151 on the remaining net book value related the Company’s Arizona cultivation (wholesale) license and goodwill impairment charges of (i) $46,537 associated with its Arizona retail reporting unit, (ii) $2,252 associated with its Arizona cultivation (wholesale) reporting unit, (iii) $61,127 associated with its Pennsylvania retail reporting unit, and (iv) $3,115 associated with its Pennsylvania cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. During the year ended December 31, 2023, the Company recorded an intangible asset impairment charge of $5,113 on the remaining net book value related to the Company’s Massachusetts cultivation (wholesale) license, a fixed asset impairment charge of $8,573 related to the Company’s Massachusetts cultivation facility, and goodwill impairment charges of (i) $33,622 associated with its Arizona cultivation (wholesale) reporting unit, (ii) $4,245 associated with its Nevada retail reporting unit, and (iii) $64 associated with its Massachusetts cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts.
Other Income (Expense), net
Other income (expense), net for the year ended December 31, 2023 was $(56,986), a decrease of $54,714, as compared to the year ended December 31, 2022. The change in other income (expense), net was primarily driven by an increase of interest expense as a result of the 2022 Credit Agreement for the year ended December 31, 2023 when compared to December 31, 2022. Other income (expense), net for the year ended December 31, 2023, decreased compared to the year ended December 31, 2022, primarily due to a $14,103 gain on previously held equity interest during the year ended December 31, 2022, a gain on deconsolidation of $9,560 during the year ended December 31, 2022, an employee retention credit of $14,250 during the year ended December 31, 2022, and acquisition earn out activity during the year ended December 31, 2022.
Provision for Income Taxes
Provision for income taxes for the year ended December 31, 2023 was $145,146, an increase of $39,676 or 37.6% as compared to the year ended December 31, 2022. The increase in income taxes was attributable to $27,798 net income before provision for income taxes and non-controlling interest for the year ended December 31, 2023 as compared to a $(163,403) net loss before provision for income taxes and non-controlling interest for the year ended December 31, 2022.
Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of our business, the Company reviews revenue at the cultivation (wholesale) and retail levels while reviewing operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenues, net of Discounts
Cultivation (Wholesale)	$347,836	$276,281	$71,555	25.9%
Retail	741,426	721,279	20,147	2.8%
Intersegment Eliminations	(150,810)	(118,148)	(32,662)	27.6%
Total Revenues, net of Discounts	$938,452	$879,412	$59,040	6.7%
Revenues, net of discounts, for the cultivation (wholesale) segment was $347,836 for the year ended December 31, 2023, an increase of $71,555 or 25.9%, excluding intersegment eliminations, compared to the year ended December 31, 2022. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by higher demand in the New Jersey, Maryland and Connecticut markets given the launch of adult-use, coupled with increased cultivation revenues in established markets. Additionally, higher Company product sell through in Arizona, attributed to increased production output and sales of cannabis flower and cannabis related products, including intercompany sales, which contributed to the increase in cultivation (wholesale) revenues, net of discounts.
Revenues, net of discounts, for the retail segment was $741,426 for the year ended December 31, 2023, an increase of $20,147 or 2.8%, excluding intersegment eliminations, compared to the year ended December 31, 2022. The increase in retail revenues, net of discounts, was primarily driven by the Company’s continued expansion in the Maryland, Connecticut and Florida operational markets. Florida operations are treated exclusively as retail income due to the vertical nature of the Florida business. The increase was also driven by additional retail store openings in Connecticut, Florida, Pennsylvania and West Virginia.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the year ended December 31, 2023, approximately 31.9% of the Company’s revenue was generated from the cultivation (wholesale) business and approximately 68.1% from the retail business, excluding intersegment eliminations. For the year ended December 31, 2022, approximately 27.7% of revenue was generated from the cultivation (wholesale) business and approximately 72.3% from the retail business, excluding intersegment eliminations.
Gross Profit
Gross profit is revenue less cost of goods sold, net. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cannabis costs are affected by various state regulations that limits the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross profit margin measures the Company’s gross profit as a percentage of revenue.
The Company’s expansion strategy and revenue growth have taken priority and will continue to do so for the foreseeable future as it expands its footprint, by exploring new markets and opening or acquiring new dispensary locations, and scales production within current markets. In the core markets in which the Company is already operational and, as the state markets mature, the Company anticipates that there will be pressure on margins in the cultivation (wholesale) and retail channels. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level, will be offset by operational optimization. As a result, the Company expects overall consolidated gross profit margins to gradually increase in the future.
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
During the second quarter of 2023, Connecticut, Illinois, and New Jersey enacted tax legislation to exempt, or decouple, from Section 280E of the Code, all of which became retroactively effective as of January 1, 2023. The Company has significant operations in these states and is now permitted to deduct ordinary and necessary cannabis business expenses in these states.

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of December 31, 2023 and 2022, the Company had total current liabilities of $412,188 and $386,645, respectively, and had cash and cash equivalents of $174,760 and $84,851, respectively, to meet its current obligations. The Company had a working capital deficit of $(17,992) and $(68,370), for the years ended December 31, 2023 and 2022, respectively. This increase in working capital of $50,378 for the year ended December 31, 2023 when compared to the year ended December 31, 2022, was primarily driven by a $89,909 increase in cash and cash equivalents due to less capital expenditures and less acquisition payouts during the year ended December 31, 2023.
The Company is an early-stage growth company, generating cash from revenues deploying its capital to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital is primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, and investor and industry relations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. While inflation and higher interest rates have not yet materially impacted the Company’s business, results of operations or financial statements, given current inflation and the uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its operations and expansion plans.
Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our acquisitions, to repay borrowings, maintain our operations and other general business needs. We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash generated from operating activities, available cash balances and available borrowings. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of equity securities or additional borrowings; however, there can be no assurances that we will be able to obtain additional equity financing or debt financing on acceptable terms in the future.
Our long-term liquidity requirements consist primarily of completing additional acquisitions, scheduled debt payments and future payments of income tax payables, maintaining and expanding our operations and other general business needs. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. We believe that the foregoing sources of capital will provide sufficient funds for our operations, anticipated expansion and scheduled debt payments for the long-term. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and our ability to obtain debt or equity financing on acceptable terms.

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
At any time, the Credit Agreement Borrowers may voluntarily prepay up to $100,000 of the principal balance, subject to a one-time $1,000 prepayment premium upon the first prepayment, and may prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of any subsequent prepayments. The Credit Agreement Borrowers may not voluntarily prepay more than $100,000 of the principal balance without prepaying the entire outstanding principal balance of the loan.
The 2022 Credit Agreement includes customary representations, warranties and covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
The 2022 Credit Agreement also includes customary negative covenants limiting the Credit Agreement Borrowers’ ability to incur additional indebtedness and grant liens, and the ability to enter into definitive documents or consummate acquisitions or dispositions that are not otherwise permitted thereunder, among others. Additionally, the 2022 Credit Agreement requires the Credit Agreement Borrowers to meet financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.
As of December 31, 2023, the Company was in compliance with such covenants.
George Archos, the Chairman and Chief Executive Officer of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.
See “Note 19 – Subsequent Events” in the Notes to the Consolidated Financial Statements in this Form 10-K for information regarding a $50,000 prepayment under the 2022 Credit Agreement occurring April 30, 2024.

Mortgage Loans
On May 14, 2021, the Company acquired The Healing Center, LLC (“The Healing Center”), which consisted of three dispensaries in the greater Pittsburgh area. The Healing Center leased the real estate where the dispensaries are located from three separate real estate entities (collectively referred to as “THC Real Estate”) and on September 3, 2021, the Company acquired the THC Real Estate. The Company funded the acquisition of the THC Real Estate through a credit facility with Chicago Atlantic Credit Company for $12,650 and interest of 9.75% per annum. This loan has been paid in full and is no longer outstanding as of December 31, 2023.
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
2023 Loan Agreement
On December 26, 2023, the Loan Agreement Borrower entered into the Loan Agreement with the Loan Agreement Lender. The Loan Agreement Borrower’s obligations under the Loan Agreement is guaranteed by the Company and another subsidiary of the Company.
Pursuant to the Loan Agreement, $27,999 in principal was funded which is being repaid in 60 monthly installment payments based on a 300-month amortization schedule, with a balloon payment upon maturity. All unpaid principal and interest is due in full on December 26, 2028.
The obligations under the Loan Agreement are secured by a mortgage on real property located in Apollo Beach, Florida and owned by the Loan Agreement Borrower, together with certain other limited assets of Loan Agreement Borrower related to such real property.
The Loan Agreement provides for a fixed annual interest rate of 8.34%, which interest rate may be increased by 2% if an event of default occurs; provided, that certain events of default allow the Loan Agreement Lender to declare all outstanding principal immediately due, in which case all unpaid principal will accrue interest at 18% per annum thereafter.
The Loan Agreement further provides the Loan Agreement Borrower with the right to prepay all or any portion of the outstanding principal balance with prepayment rates ranging from 0-2% of the principal amount prepaid, depending on when such prepayment occurs.
The Loan Agreement includes customary representations and warranties and events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness, and events of bankruptcy and insolvency, among others.
Tax Liabilities
The Company has U.S. income tax payable liabilities. These income tax payable liabilities will require payment from our liquidity sources, and we believe we have sufficient liquidity for both short-term and long-term payments of our income tax payable liabilities and in addition to our other obligations.

Sources and Uses of Cash
Cash Used in Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2023, 2022, 2021, were as follows:

	For the Years Ended December 31,
	2023	2022	2021
			(As Restated)
Net Cash Provided by Operating Activities	$109,710	$94,347	$182,872
Net Cash (Used in) Investing Activities	(47,400)	(207,851)	(455,832)
Net Cash Provided by Financing Activities	27,604	99,245	355,676
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a significant source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. The $15,363 increase was primarily driven by a decrease in inventory related to the Company’s inventory optimization when comparing the year ended December 31, 2023 to the year ended December 31, 2022. Additionally, the Company experienced an increase to accounts receivables, net, due to timing of payments.
Cash Flows from Investing Activities. Cash used in investing activities decreased by $160,451 primarily as a result of less purchases of business, net of cash acquired, of $13,250 for the year ended December 31, 2023 compared to $114,752 for the year ended December 31, 2022. Additionally, a decrease in capital expenditures of $36,330 for the year ended December 31, 2023 as compared to $119,174 for the year ended December 31 2022, attributed to the decrease in cash used in investing activities.
Cash Flows from Financing Activities. Cash provided by financing activities during the year ended December 31, 2023 reflected $79,088 of proceeds from issuance of debt, partially offset by $49,868 in principal repayments of debt. Cash flows provided by financing activities during the year ended December 31, 2022 primarily resulted from proceeds from the 2022 Credit Agreement partially offset by principal repayments of debt of $373,899 and debt issuance costs paid of $20,806.
The Company expects capital expenditures for 2024 between $25,000 and $50,000. However, capital expenditures may be up to $100,000, depending upon certain regulatory changes. The Company expects its capital expenditures in 2024 will be focused on growth initiatives including projects to expand current cultivation and processing capacity in existing markets, automate the consumer package goods business, expand retail footprint and improve technology systems infrastructure. This range is inclusive of potential new adult-use and medical program launches, in advance of which the Company expects to outlay significant capital.

Changes in or Adoption of Accounting Practices
Refer to the discussion of recently adopted/issued accounting pronouncements within the Notes to the Consolidated Financial Statements, Note 2 — Significant Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
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
Goodwill and Indefinite-lived Intangible Asset Impairment
Goodwill and indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. In performing our annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we perform a quantitative test for impairment. As part of the Company’s quantitative impairment analysis, the fair value of a reporting unit or indefinite-lived intangible asset is generally determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit or indefinite-lived intangible asset, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping, as well as recent guideline transactions.
The determination of the fair value of the reporting units or indefinite-lived intangible assets requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units or indefinite-lived intangible assets. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization, working capital requirements and capital expenditures. With regard to the Company’s goodwill reporting units, the Company also compares the sum of estimated fair values of reporting units to the Company’s fair value as implied by the market value of its equity. This comparison provides an indication that, in total, assumptions and estimates are reasonable. Future declines in the overall market value of the Company’s equity securities may provide an indication that the fair value of one or more reporting units has declined below its carrying value.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, could have a significant impact on either the fair value of the reporting units and indefinite-lived intangibles, the amount of any goodwill and indefinite-lived intangible impairment charges, or both. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, availability of market information as well as the Company's profitability. The Company continues to monitor these potential impacts and economic, industry and market trends, and the impact these may have on the reporting units or indefinite-lived intangible assets.

Finite-Lived Intangible Assets and Other Long-lived Assets
The Company evaluates the recoverability of finite-lived intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of finite-lived intangible assets and other long-lived assets is performed at the lowest level of identifiable cash flows.
If the asset group fails the recoverability test, then an impairment charge is determined based on the difference between the fair value of the asset group compared to its carrying value. The fair value of the long-lived assets included in an impaired asset group may be determined using an income, market, or cost approach, or a combination thereof. The income approach utilizes assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilizes assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The market approach requires the use of judgment in evaluating market comparable assets.
The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future cash flows, discount rates, and the identification of market comparable assets. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.
Business Combinations
In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are recorded at their fair values. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. For intangible assets, the Company generally uses the income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: discount rates, terminal growth rates, royalty rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. The discount rates applied to the projections reflect the risk factors associated with those projections.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired.
Certain fair values may be estimated at the transaction date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted in subsequent periods.
Judgment is also required in determining the intangible asset’s useful life.
Provision for Income Tax
Provision for income taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. However, it is possible that at some future date an additional liability could result from audits by taxing authorities. Where the final outcome of these tax related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Risk Management
The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board and the Audit Committee mitigate these risks by assessing, monitoring and approving the Company’s risk management processes:
Credit Risk
Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2023, 2022 and 2021 is the carrying amount of cash. The Company does not have significant credit risk with respect to its customers. All cash is placed with major U.S. financial institutions with the exception of cash held in connection with the Company’s Nevada operations.
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
Currency Risk
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
Interest Rate Risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. Management believes that if the Company’s rates of interest associated with its debt obligations were to hypothetically change 10%, it would not have a material effect on the Company’s consolidated annual results of operations or cash flows.
Commodities Price Risk
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
Tax Risk
Tax risk is the risk of changes in the tax environment that would have a material adverse effect on the Company’s business, results of operations, and financial condition. Currently, state licensed cannabis businesses are assessed a comparatively high effective federal tax rate due to Section 280E of the Code which bars businesses from deducting all expenses except their cost of sales when calculating federal tax liability. Any increase in tax levies resulting from additional tax measures may have a further adverse effect on the operations of the Company, while any decrease in such tax levies will be beneficial to future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial information required by Item 8 is located beginning on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance, due to the material weaknesses in internal control over financial reporting identified as of December 31, 2023, discussed below.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Remediation of Previously Identified Material Weaknesses
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we identified material weaknesses in our internal controls over financial reporting. These previously reported material weaknesses, pertain to the accounting treatment and calculation of stock-based compensation, the calculation of tax expense, acquisition earnouts, and the accounting treatment of consolidated entity distributions. During the fiscal year ended December 31, 2023, management, with the oversight of the Audit Committee, implemented measures designed to remediate such material weaknesses described above.
The Company implemented internal control procedures including adding additional and more robust management review controls to provide more focus on detailed analysis and enhanced documentation procedures, hired additional qualified personnel with the requisite skills and expertise to provide oversight around technical accounting, tax and equity processes, provided training to accounting process owners on policies and controls over account analysis, documentation, review and approval of journal entries and data integrity procedures, and implemented a new equity enterprise resource planning system which increases the level of automation in equity tracking and analysis thus reducing manual processes. We also had our internal audit department perform additional testing around these processes to ensure the sufficiency of our remediation efforts. Such material weaknesses were deemed to be remediated as of June 30, 2023 because the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls operated effectively as of December 31, 2023.

Management’s Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2023, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2023. Based on management's assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weaknesses
As of December 31, 2023, the following material weaknesses have been identified:
•The Company operates in various regulatory environments, necessitating the reliance on numerous manual process controls to address financial reporting risks. Insufficient oversight by management of these risks resulted in a lack of appropriate internal controls to mitigate process risk points (“PRP”).
•For certain required vendor-hosted applications used by the Company supporting revenue and inventory processes, Information Technology General Controls (ITGCs) were not designed and operating effectively to ensure (i) that access to applications and data were adequately restricted to appropriate personnel and (ii) that reports coming from the systems were complete or accurate. As a result, controls over inventory were not effective.
•Controls over revenue and inventory processes were not designed effectively to mitigate process risk points due to various factors including reliance on required vendor-hosted applications used by the Company, insufficient Information Technology General Controls and insufficient Manual Business Process Controls.
•The Company did not have effective implementation and documentation of management review controls related to the goodwill and intangible asset impairment assessment provided by the third-party specialist.
After giving full consideration to the material weaknesses identified and additional analysis performed to ensure our consolidated financial statements included in this Form 10-K were prepared in accordance with U.S. GAAP, management has concluded that the material weaknesses did not result in a material misstatement in our annual or interim consolidated financial statements and our consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the year ended December 31, 2023.

Remediation
Our management and the Board are committed to a well designed and implemented internal control environment.
Management, with oversight from the Audit Committee, has started the remediation process of the material weakness related to PRP including the following specific steps to remediate the material weakness:
•Increased training activities to further educate process owners on their responsibilities to meet control requirements. As part of the increased training activities, the Company has implemented more frequent monitoring activities to validate consistent execution of controls by the process owners and to identify changes in the risk environment that would need to be addressed.
•Continued improvement to the organization’s information systems by expanding the usage of existing or implementing new application to reduce reliance on manual processes, which is discussed in more details in the ITGCs remediation steps below.
Management, with oversight from the Audit Committee, has started the remediation process of the material weakness related to the ITGCs to address (i) adequately restricted access to applications and data to appropriate personnel and (ii) accuracy in reports coming from the system. Management has also reviewed existing processes, has embedded additional controls within our overall control environment, and has implemented additional procedures to further mitigate the risk of material misstatement.
Management has taken additional specific steps to remediate the material weakness related to the ITGCs, including:
•Procuring IT subject matter resources to continue to strengthen the design and implementation of logical access, changing management and IT operation controls through proper segregation of duties, monitoring controls, and developing of controls around critical jobs.
•Replacing the existing vendor hosted applications with a new application that has a reliable Service Organization Report (“SOC”) attesting to their ITGC control in place. The implementation of the new system started during the fiscal year ended December 31, 2023, and will continue during fiscal year 2024 for all necessary business segments.
•Implementing a formal management training and remediation program, which has promoted risk-based prioritization of remediating findings and a mechanism to track continuous improvement.
Management, with oversight from the Audit Committee, has started the remediation process of the material weakness related to goodwill impairment (i) to implement more rigorous review processes and procedures regarding the Company’s annual analysis over goodwill and (ii) to increase sufficiency of reviews for the Company's evaluation of goodwill impairment. We believe these remediation efforts will include enhanced education and training from third-party specialists, development of a continuous process for monitoring, assessing and communicating the Company’s goodwill impairment, and involvement of additional key stakeholders in reviews.
We will not be able to conclude whether these efforts will fully remediate either material weakness until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by our independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
As previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2023, Brett Summerer, the Company’s Chief Financial Officer, terminated his prearranged share trading plan, which was intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transaction, on October 26, 2023.
During the three months ended December 31, 2023, certain officers and a director of the Company set forth below adopted a prearranged share trading plan with a brokerage firm on the dates set forth opposite such individual’s name below, each of which was entered into during an open trading window under the Company's insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions. The details regarding the estimated number of Subordinate Voting Shares for sale and the expiration date with respect to each applicable officer are set forth opposite such officer's name below.

Name	Title	Date of Adoption	Estimated Number of Subordinate Voting Shares for Sale[1]	Expiration Date[2]
John Tipton	President of the Southern Region; Director	December 28, 2023	107,114	December 31, 2024
Brett Summerer	Chief Financial Officer	December 28, 2023	266,525	December 31, 2025
1 Such amounts reflect estimated tax withholdings and actual sale amounts may vary.
2 Such plans are subject to earlier termination in the event of certain limited circumstances.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders (our “2024 Proxy Statement”), which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement and Schedules
The following Consolidated Financial Statements are included on the pages indicated:

(b)Exhibits
A list of exhibits filed with this Form 10-K is included in the Exhibit Index with Appendix A immediately preceding and is incorporated herein by reference:

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

4.1	Description of Registered Securities (filed as Exhibit 4.1 to our Annual Report on Form 10-K on March 30, 2023 (File No. 000-56342) and incorporated herein by reference).

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

10.8††*	Executive Employment Agreement between Verano Holdings Corp. and Laura Kalesnik, dated March 1, 2021.

10.9††
Stock and Equity Incentive Plan of Verano Holdings Corp (filed as Exhibit 10.10 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.10††	Form of Equity Award Agreement for Stock Option (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 000-56342) and incorporated herein by reference).

10.11††	Form of Equity Award Agreement for RSU (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 000-56342) and incorporated herein by reference).

10.12††*	Verano Holdings Corp. Annual Bonus Plan

10.13†
Loan Agreement, dated as of December 26, 2023, by and between a subsidiary of the Company as the Borrower and First Federal Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2024 (File No. 000-56342) and incorporated herein by reference)

Exhibit Number	Description of Exhibit

10.14†
Promissory Note, dated as of December 26, 2023, by a subsidiary of the Company as the Borrower, in favor of First Federal Bank (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2024 (File No. 000-56342) and incorporated herein by reference)

14.1*	Code of Ethics

19.1*	Verano Holdings Corp. Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Baker Tilly US, LLP

23.2*	Consent of Independent Registered Public Accounting Firm, Macias Gini & O’Connell LLP

31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Verano Holdings Corp. Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
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

Appendix A

List of Licenses of Verano Holdings Corp.
Licenses in the State of Arizona
Holding Entity	License/Permit	City	Renewal Date	Description
AZGM 3, LLC	00000126DCSO00060479	Chandler	1/21/2025	Medical Marijuana Dispensary Registration Certificate
AZGM 3, LLC	00000040ESDX57445071	Chandler	1/21/2025	Adult-Use Marijuana Establishment License
Fort Consulting, LLC	00000105DCOU00194638	Phoenix	1/21/2025	Medical Marijuana Dispensary Registration Certificate
Fort Consulting, LLC	00000064ESAK09838873	Phoenix	1/21/2025	Adult-Use Marijuana Establishment License
Patient Alternative Relief Center, LLC	00000091DCWY00555666	Phoenix	8/7/2024	Medical Marijuana Dispensary Registration Certificate
Patient Alternative Relief Center, LLC	00000086ESQZ01367420	Phoenix	8/7/2024	Adult-Use Marijuana Establishment License
Perpetual Healthcare, LLC	00000033DCCK00134006	Phoenix	8/7/2024	Medical Marijuana Dispensary Registration Certificate
Perpetual Healthcare, LLC	00000105ESDR54985961	Phoenix	8/7/2024	Adult-Use Marijuana Establishment License
The Medicine Room, LLC	00000037DCDM00904008	Mesa	8/7/2024	Medical Marijuana Dispensary Registration Certificate
The Medicine Room, LLC	00000084ESFH12297246	Mesa	8/7/2024	Adult-Use Marijuana Establishment License
Vending Logistics, LLC	00000112DCLK00614860	Mesa	1/21/2025	Medical Marijuana Dispensary Registration Certificate
Vending Logistics, LLC	00000043ESPE02331128	Mesa	1/21/2025	Adult-Use Marijuana Establishment License

Licenses in the State of Arkansas
Holding Entity	License/Permit	City	Renewal Date	Description
Noah's Ark, LLC	245	El Dorado	6/30/2024	Medical Marijuana Dispensary Permit

Licenses in the State of Connecticut
Holding Entity	License/Permit	City	Renewal Date	Description
CTPharma Newington, LLC	AMHF.0008258	Newington	10/11/2024	Adult-Use Cannabis Medical Hybrid Retailer License
CTPharma Norwich, LLC	AMHF.0008257	Norwich	7/6/2024	Adult-Use Cannabis Medical Hybrid Retailer License
Caring Nature, LLC	MMDF.0000007	Waterbury	1/26/2025	Medical Marijuana Retailer License
Connecticut Pharmaceutical Solutions, LLC	MMPR.0000002	Rocky Hill	2/10/2025	Medical Marijuana Producer License
Willow Brook Wellness, LLC	AMHF.0008254	Meriden	12/17/2024	Adult-Use Cannabis Medical Hybrid Retailer License

Licenses in the State of Florida
Holding Entity	License/Permit	City	Renewal Date	Description
Plants of Ruskin, LLC	MMTC-2017-0010	Apollo Beach	6/22/2024	Medical Marijuana Treatment Center License

Licenses in the State of Illinois
Holding Entity	License/Permit	City	Renewal Date	Description
420 Capital Management, LLC	280.000054-DISP	Chicago	4/3/2025	Registered Medical Cannabis Dispensing Organization License
420 Capital Management, LLC	284.000128-AUDO	Chicago	3/31/2026	Adult-Use Cannabis Dispensing Organization License
420 Capital Management, LLC	284.000127-AUDO	Lombard	3/31/2026	Adult-Use Cannabis Dispensing Organization License
Ataraxia, LLC	1503060700	Albion	3/9/2025	Medical Cannabis Cultivation Center Permit
Ataraxia, LLC	1503060700-AU	Albion	3/31/2024	Adult-Use Cultivation Center License
Ataraxia, LLC	1503060700-TR	Albion	7/14/2024	Transporter License
Elevele, LLC	280.000032-DISP	Highland Park	3/18/2024	Registered Medical Cannabis Dispensing Organization License
Elevele, LLC	284.000135-AUDO	Highland Park	3/31/2024	Registered Adult-Use Cannabis Dispensing Organization License
Elevele, LLC	284.000136-AUDO	Prospect Heights	3/31/2025	Adult-Use Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	280.000020-DISP	St. Charles	12/23/2024	Registered Medical Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	284.000139-AUDO	St. Charles	3/31/2024	Registered Adult-Use Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	284.000140-AUDO	Naperville	3/31/2026	Adult-Use Cannabis Dispensing Organization License
MME Aurora Retail, LLC	284.000132-AUDO	Aurora	3/31/2026	Adult-Use Cannabis Dispensing Organization License
MME Evanston Retail, LLC	280.000009-DISP	Evanston	11/9/2024	Registered Medical Cannabis Dispensing Organization License
MME Evanston Retail, LLC	284.000131-AUDO	Evanston	3/31/2024	Adult-Use Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	280.000051-DISP	Chicago	1/13/2025	Registered Medical Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	284.000133-AUDO	Chicago	3/31/2024	Adult-Use Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	284.000134-AUDO	Chicago	3/31/2026	Adult-Use Cannabis Dispensing Organization License

Licenses in the State of Maryland
Holding Entity	License/Permit	City	Renewal Date	Description
AGG Wellness, LLC	DA-23-00102	Towson	6/30/2028	Medical & Adult Use Cannabis Establishment License
FGM Processing, LLC	PA-23-00025	Jessup	6/30/2028	Medical & Adult Use Cannabis Establishment License
Freestate Wellness, LLC	GA-23-00004	Jessup	6/30/2028	Medical & Adult Use Cannabis Establishment License
Freestate Wellness, LLC	DA-23-00010	Elkridge	6/30/2028	Medical & Adult Use Cannabis Establishment License
Maryland Natural Treatment Solutions, LLC	DA-23-00047	Pasadena	6/30/2028	Medical & Adult Use Cannabis Establishment License
Mikran, LLC	DA-23-00044	Germantown	6/30/2028	Medical & Adult Use Cannabis Establishment License

Licenses in the Commonwealth of Massachusetts
Holding Entity	License/Permit	City	Renewal Date	Description
Four Daughters Compassionate Care, Inc.	RMD1691	Sharon	9/17/2024	Medical Marijuana Treatment Center License
Four Daughters Compassionate Care, Inc.	MC282243	Sharon	12/9/2024	Marijuana Cultivator License
Four Daughters Compassionate Care, Inc.	MP281715	Sharon	12/9/2024	Marijuana Product Manufacturer License
Four Daughters Compassionate Care, Inc.	MR281552	Sharon	12/9/2024	Marijuana Retailer License
Four Daughters Compassionate Care, Inc.	MR282232	Plymouth	2/12/2025	Marijuana Retailer License

Licenses in the State of Michigan
Holding Entity	License/Permit	City	Renewal Date	Description
Buchanan Development, LLC	PC-000069	Buchannan	4/25/2024	Facility License Provisioning Center
Buchanan Development, LLC	AU-R-000183	Buchannan	3/16/2024	Establishment License Marihuana Retailer

Licenses in the State of Nevada
Holding Entity	License/Permit	City	Renewal Date	Description
Lone Mountain Partners, LLC	22879263582681100000	North Las Vegas	6/30/2024	Medical Cultivation License
Lone Mountain Partners, LLC	78954038908132800000	North Las Vegas	6/30/2024	Adult-Use Cultivation License
Lone Mountain Partners, LLC	79286894201268100000	North Las Vegas	6/30/2024	Medical Production License
Lone Mountain Partners, LLC	38120054593314200000	North Las Vegas	6/30/2024	Adult-Use Production License
Lone Mountain Partners, LLC	14023272993797900000	North Las Vegas	6/30/2024	Adult-Use Distribution License
Lone Mountain Partners, LLC	44563284956259400000	North Las Vegas	11/30/2024	Adult-Use Retail Store License
Lone Mountain Partners, LLC	72379193611776900000	Las Vegas	11/30/2024	Adult-Use Retail Store License
WSCC, Inc.	92649426386553200000	Reno	6/30/2024	Medical Cultivation License
WSCC, Inc.	34243875109059500000	Reno	6/30/2024	Adult-Use Cultivation License
WSCC, Inc.	89150991379443000000	Reno	6/30/2024	Adult-Use Distribution License
WSCC, Inc.	34621288823827200000	Reno	6/30/2024	Medical Dispensary License
WSCC, Inc.	10562198318597500000	Reno	6/30/2024	Adult-Use Retail Store License
WSCC, Inc.	28500455704184800000	Carson City	6/30/2024	Medical Dispensary License
WSCC, Inc.	8487688474890850000	Carson City	6/30/2024	Adult-Use Retail Store License
Naturex, LLC	46918722962994100000	Las Vegas	6/30/2024	Medical Dispensary License
Naturex, LLC	10340862547948500000	Las Vegas	6/30/2024	Adult-Use Retail Store License

Licenses in the State of New Jersey
Holding Entity	License/Permit	City	Renewal Date	Description
Verano NJ, LLC	MC000009	Branchburg	12/31/2024	ATC Permit - Cultivation/Processing
Verano NJ, LLC	MM000007	Branchburg	12/31/2024	ATC Permit - Manufacturing
Verano NJ, LLC	C000009	Branchburg	4/17/2024	Class 1 - Adult-Use Cultivator License
Verano NJ, LLC	M000007	Branchburg	4/17/2024	Class 2 - Adult-Use Manufacturer License
Verano NJ, LLC	MRE000001	Elizabeth	12/31/2024	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000001	Elizabeth	4/20/2024	Class 5 - Adult-Use Cannabis Retailer License
Verano NJ, LLC	MRE000030	Neptune	12/31/2024	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000030	Neptune	8/1/2024	Class 5 - Adult-Use Cannabis Retailer License
Verano NJ, LLC	MRE000002	Lawrence	12/31/2024	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000002	Lawrence	4/20/2024	Class 5 - Adult-Use Cannabis Retailer License

Licenses in the State of Ohio
Holding Entity	License/Permit	City	Renewal Date	Description
Mother Grows Best, LLC	MMCPC00011	Canton	11/24/2024	Medical Marijuana Cultivation Certificate of Operation
Mother Grows Best, LLC	MMCPP00090	Canton	11/24/2024	Medical Marijuana Processor Certificate of Operation
Mother Knows Best, LLC	MMD.0700068	Canton	7/1/2025	Medical Marijuana Dispensary Certificate of Operation
Ohio Natural Treatment Solutions, LLC	MMD.0700067	Newark	7/1/2025	Medical Marijuana Dispensary Certificate of Operation
GreenRx, LLC	MMD.0700066	Cincinnati	7/1/2025	Medical Marijuana Dispensary Certificate of Operation
Glass City Alternatives, LLC	MMD.0700058	Bowling Green	7/1/2025	Medical Marijuana Dispensary Certificate of Operation
Mad River Remedies, LLC	MMD.0700069	Riverside	7/1/2025	Medical Marijuana Dispensary Certificate of Operation

Licenses in the Commonwealth of Pennsylvania
Holding Entity	License/Permit	City	Renewal Date	Description
Agri-Kind, LLC	GP18-1006	Chester	7/31/2024	Medical Marijuana Grower/Processor Facility
Agronomed Biologics, LLC	CR06-GP19-1102	Chester	6/19/2024	Medical Marijuana Grower/Processor Facility
Agronomed Biologics, LLC	CR06-D19-1103	Chester	6/19/2024	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	West Chester	6/19/2024	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Pittsburgh	6/19/2024	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	New Kensington	6/19/2024	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Pittsburgh	6/19/2024	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Cranberry	6/29/2024	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Monroeville	6/29/2024	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Washington	6/29/2024	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	Harrisburg	12/18/2024	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	York	12/18/2024	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	Altoona	12/18/2024	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Sellersville	6/29/2024	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Abington	6/29/2024	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Malvern	6/29/2024	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Philadelphia	12/18/2024	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Wynnewood	12/18/2024	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Clifton Heights	12/18/2024	Medical Marijuana Dispensary Facility

Licenses in the State of West Virginia
Holding Entity	License/Permit	City	Renewal Date	Description
Verano WV, LLC	G410007	Beaver	9/30/2024	Medical Cannabis Grower Permit
Verano WV, LLC	P410002	Beaver	11/12/2024	Medical Cannabis Processor Permit
Verano WV, LLC	D310033	Morgantown	1/28/2025	Medical Cannabis Dispensary Permit
Verano WV, LLC	D310032	Westover	1/28/2025	Medical Cannabis Dispensary Permit
Verano WV, LLC	D350029	Wheeling	1/28/2025	Medical Cannabis Dispensary Permit
Verano WV, LLC	D170030	Clarksburg	1/28/2025	Medical Cannabis Dispensary Permit
Verano WV, LLC	D490034	Buckhannon	1/28/2025	Medical Cannabis Dispensary Permit
Verano WV, LLC	D100031	Oak Hill	1/28/2025	Medical Cannabis Dispensary Permit
Verano WV, LLC	D200035	Dunbar	1/28/2025	Medical Cannabis Dispensary Permit

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 15, 2024

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Archos	Chairman, Director & Chief Executive Officer	March 15, 2024
George Archos	(Principal Executive Officer)

/s/ Brett Summerer	Chief Financial Officer	March 15, 2024
Brett Summerer	(Principal Financial Officer)

/s/ Richard C. Tarapchak	Executive Vice President, Finance & Corporate Controller	March 15, 2024
Richard C. Tarapchak	(Principal Accounting Officer)

/s/ Charles F. Mueller	Director	March 15, 2024
Charles F. Mueller

/s/ John Tipton	Director	March 15, 2024
John Tipton

/s/ Cristina Nuñez	Director	March 15, 2024
Cristina Nuñez

/s/ Lawrence Hirsh	Director	March 15, 2024
Lawrence Hirsh

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Shareholders and Board of Directors of Verano Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Verano Holdings, Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2024 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets, Long Lived Assets and Goodwill Impairment Valuation

Description of the Matter:

As discussed in Notes 2, 6, 7 and 9 to the financial statements, the Company had a number of business combinations in prior fiscal years that led to the recording of goodwill. Goodwill is tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired, in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). Additionally, the Company evaluates its long-lived assets, which primarily include intangible assets associated with license rights and tradenames, as well as property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable in accordance with ASC No. 360, “Long Lived Assets” (ASC No. 360). We identified the impairment assessment of the Company’s goodwill and intangible assets and long lived assets as a critical audit matter as of December 31, 2023. Auditing the Company’s impairment tests was complex and highly judgmental because (i) there was significant judgment used by management to develop the fair value measurement, which led to a high degree of audit judgment and subjectivity in performing procedures relating to fair value measurement; and (ii) there was significant effort in performing procedures to evaluate the reasonableness of the fair value measurement and significant assumptions and projections used by management.

How We Addressed the Matter in our Audit:

The primary procedures we performed to address this critical audit matter included:

•We tested internal controls over the Company’s annual impairment analysis, including assumptions used by management in conducting its impairment analysis.

•Substantively tested, with the assistance of our audit specialist in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:

◦Tested the appropriateness of the reporting units evaluated in performing management’s impairment analysis.
◦Evaluated management’s assessment of potential triggering events indicating potential impairment.
◦Tested the mathematical accuracy of the calculations performed along with assessing the completeness and accuracy of the information used in the calculations.
◦Evaluated the appropriateness of the valuation methodologies used, as well as the key assumptions and inputs used, including anticipated future cash flows, discount rates, market multiples, risk-free rate, capex spend and weighted-average cost of capital.
◦Performed sensitivity analyses to evaluate the changes in the fair value of the reporting units that would result from changes in certain assumptions.
◦Compared significant assumptions used by management to historical results of operations, industry and market data, and other evidence obtained in the performance of the integrated audit, as deemed necessary based on auditor judgement.
◦Tested impairment for asset groups in accordance with ASC 360, which entailed evaluation of the undiscounted cash flows as well as comparing carrying values of the asset groups to fair values, in instances where the carrying values exceed undiscounted cash flows.

We have served as the Company's auditor since 2022.

/s/ Macias Gini & O’Connell LLP

San Jose, California
March 15, 2024

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)

To the Shareholders and the Board of Directors of Verano Holdings Corp.

Adverse Opinion on the Internal Control Over Financial Reporting

We have audited Verano Holdings Corp.'s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

•The Company operates in various regulatory environments, necessitating the reliance on numerous manual process controls to address financial reporting risks. Insufficient oversight by management of these risks resulted in a lack of appropriate internal controls to mitigate process risk points (“PRP”).
•For certain required vendor-hosted applications used by the Company supporting revenue and inventory processes, Information Technology General Controls (ITGCs) were not designed and operating effectively to ensure (i) that access to applications and data were adequately restricted to appropriate personnel and (ii) that reports coming from the systems were complete or accurate. As a result, controls over inventory were not effective.
•Controls over revenue and inventory processes were not designed effectively to mitigate process risk points due to various factors including reliance on required vendor-hosted applications used by the Company, insufficient Information Technology General Controls and insufficient Manual Business Process Controls.
•The Company did not have effective implementation and documentation of management review controls related to the goodwill and intangible asset impairment assessment provided by the third-party specialist.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year ended December 31, 2023, consolidated financial statements, and this report does not affect our report dated March 15, 2024 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes, and our report dated March 15, 2024 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Macias Gini & O’Connell LLP

San Jose, California
March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Verano Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) of Verano Holdings Corp. and its subsidiaries (the Company). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor in 2021 - 2022
Irvine, California
April 26, 2022 (except for the effect of the restatement disclosed in Note 2(e), as to which the date is August 19, 2022)

VERANO HOLDINGS CORP. Consolidated Balance Sheets ($ in Thousands)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$174,760	$84,851
Accounts Receivable, net	38,981	16,580
Held for Sale Assets	1,955	3,433
Inventory	140,687	164,532
Prepaid Expenses and Other Current Assets	37,813	48,879

Total Current Assets	394,196	318,275

Property, Plant and Equipment, net	501,304	525,905
Right of Use Assets, net	93,459	82,278
Intangible Assets, net	1,086,146	1,180,766
Goodwill	231,291	269,088
Investment in Associates	100	6,977
Deposits and Other Assets	12,249	12,766

TOTAL ASSETS	$2,318,745	$2,396,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$31,281	$40,501
Accrued Liabilities	66,766	41,762
Income Tax Payable	248,471	252,767
Current Portion of Lease Liabilities	9,750	8,889
Current Portion of Debt	52,005	24,464
Acquisition Consideration Payable	3,915	18,262

Total Current Liabilities	412,188	386,645

Long-Term Liabilities:
Debt, net of Current Portion	393,637	388,540
Lease Liabilities, net of Current Portion	87,397	76,853
Deferred Income Taxes	182,215	196,473
Other Long-Term Liabilities	3,228	5,994

Total Long-Term Liabilities	666,477	667,860

TOTAL LIABILITIES	$1,078,665	$1,054,505

SHAREHOLDERS’ EQUITY	1,240,080	1,341,550
NON-CONTROLLING INTEREST	—	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,318,745	$2,396,055

VERANO HOLDINGS CORP. Consolidated Statements of Operations ($ in Thousands except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
			(As Restated)
Revenues, net of Discounts	$938,452	$879,412	$737,850
Cost of Goods Sold, net	463,246	456,350	406,831

Gross Profit	475,206	423,062	331,019

Operating Expenses
Selling, General, and Administrative Expenses	331,928	356,569	270,929
Loss on Impairment of Investment in Associates	6,571	—	—
Loss on Impairment of Intangibles – Goodwill	37,931	113,031	—
Loss on Impairment of Intangibles – License & Fixed Assets	13,686	116,151	—

Total Operating Expenses	390,116	585,751	270,929

Income (Loss) from Investments in Associates	(306)	1,558	4,623

Income (Loss) from Operations	84,784	(161,131)	64,713

Other Income (Expense), net:
Loss on Disposal of Property, Plant and Equipment	(1,123)	(157)	(1,085)
Gain on Deconsolidation	—	9,560	—
Gain on Previously Held Equity Interest	—	14,103	—
Loss on Debt Extinguishment	(663)	(7,987)	—
Interest Expense, net	(59,793)	(49,431)	(24,270)
Other Income, net	4,593	31,640	9,632

Total Other Income (Expense), net	(56,986)	(2,272)	(15,723)

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest	27,798	(163,403)	48,990

Provision For Income Taxes	(145,146)	(105,470)	(103,988)

Net Loss Before Non-Controlling Interest	(117,348)	(268,873)	(54,998)

Net Income Attributable to Non-Controlling Interest	—	291	2,509
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(117,348)	$(269,164)	$(57,507)

Net Loss per share – basic & diluted	$(0.34)	$(0.81)	$(0.20)

Basic & Diluted – weighted average shares outstanding	342,774,236	331,409,315	290,443,432

VERANO HOLDINGS CORP. Statements of Changes in Shareholders’ Equity ($ in Thousands)

	LLC Membership Units	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Balance as of January 1, 2021	279,900,000	—	$137,914	$—	$9,247	$6,237	$153,398

RTO-related issuances, net	—	—	652,217	—	—	—	652,217

Issuance of Verano Holdings Corp. shares in redemption of membership units	(279,900,000)	279,900,000	—	—	—	—	—

Reverse takeover (“RTO Financing”), net	—	10,100,000	95,420	—	—	—	95,420

Distributions to minority holders	—	—	—	—	—	(1,675)	(1,675)

Purchase of Non-controlling interest	—	—	505	—	(6,975)	(5,795)	(12,265)

Share-based compensation	—	987,242	48,319	—	—	—	48,319

Issuance of shares in conjunction with acquisitions	—	29,526,129	522,120	—	—	—	522,120

Warrants issued and exercised	—	3,510,000	75,100	—	—	—	75,100

Contingent consideration & other adjustments to purchase accounting	—	289,291	4,170	—	—	—	4,170

Net Income (Loss)	—	—	—	—	(57,507)	2,509	(54,998)

Balance as of December 31, 2021 (As Restated)	—	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

Balance as of January 1, 2022 (As Restated)	—	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

Share-based compensation	—	3,320,195	43,343	—	—	—	43,343

Issuance of shares in conjunction with acquisitions	—	7,039,977	41,914	—	—	—	41,914

Noncontrolling interest adjustment for change in ownership	—	—	—	—	—	(1,567)	(1,567)

Foreign Currency Translation Adjustment	—	—	—	(8)	—	—	(8)

Contingent consideration & other adjustments to purchase accounting	—	5,310,540	44,935	—	—	—	44,935

Net Income (Loss)	—	—	—	—	(269,164)	291	(268,873)

Balance as of December 31, 2022	—	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

VERANO HOLDINGS CORP. Statements of Changes in Shareholders’ Equity (Continued) ($ in Thousands)

	LLC Membership Units	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Balance as of January 1, 2023	—	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

Share-based compensation	—	1,636,937	13,273	—	—	—	13,273

Issuance of shares to relieve liability obligations, net	—	828,239	2,610	—	—	—	2,610

Foreign Currency Translation Adjustment	—	—	—	(5)	—	—	(5)

Contingent consideration & other adjustments to purchase accounting	—	1,625,546	—	—	—	—	—

Net Loss	—	—	—	—	(117,348)	—	(117,348)

Balance as of December 31, 2023	—	344,074,096	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

VERANO HOLDINGS CORP. Consolidated Statements of Cash Flows ($ in Thousands)

	For the Years Ended December 31,
	2023	2022	2021
			(As Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) attributable to Verano Holdings Corp. and Subsidiaries	$(117,348)	$(269,164)	$(57,507)
Net income (loss) attributable to Non-controlling interest	—	291	2,509
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	141,133	141,387	96,244
Right of use amortization	10,493	8,938	—
Non-cash interest expense	593	1,185	5,727
Non-cash interest income	—	—	(166)
Loss on disposal of property, plant and equipment	1,123	157	1,085
Gain on deconsolidation	—	(9,560)	—
Gain on previously held equity interest	—	(14,103)	—
Loss on impairment of intangibles - goodwill	37,931	113,031	—
Loss on impairment - license & fixed assets	13,686	116,151	—
Loss on impairment of investment in associates	6,571	—	—
Loss on debt extinguishment	663	4,551	—
Unrealized (gain) loss on marketable securities	(489)	1,971	—
Contingent consideration compensation	—	—	4,170
Decrease in fair value of contingent consideration	(3,466)	(14,669)	(12,469)
Stock based compensation	13,230	39,054	45,250
Other, net	5,784	14,084	80,711
Changes in operating assets and liabilities:
Accounts receivable	(22,675)	821	(6,673)
Inventory	23,887	(24,233)	(59,506)
Accounts payable	(8,881)	(7,582)	9,920
Income tax payable	(4,431)	96,145	109,452
Other assets, net	7,120	(36,019)	3,976
Other liabilities, net	4,786	(68,089)	(39,851)
NET CASH PROVIDED BY OPERATING ACTIVITIES	109,710	94,347	182,872

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(36,330)	(119,174)	(141,265)
Proceeds from disposal of property, plant and equipment	2,180	6,249	1,894
Distributions	—	—	(1,675)
Purchases of intangible assets	—	—	(8,374)
Purchase of business, net of cash acquired	(13,250)	(114,752)	(309,815)
Proceeds from sale of deconsolidation and investment in associates	—	19,826	—
Other, net	—	—	3,403
NET CASH USED IN INVESTING ACTIVITIES	(47,400)	(207,851)	(455,832)

VERANO HOLDINGS CORP. Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	For the Years Ended December 31,
	2023	2022	2021
			(As Restated)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	79,088	497,386	224,725
Principal repayments of debt	(49,868)	(373,899)	(10,757)
Debt issuance costs paid	(1,616)	(20,806)	(8,812)
Payment of debt extinguishment	—	(3,436)	—
Proceeds received from RTO Financing	—	—	75,420
Cash received in warrant private placement	—	—	75,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,604	99,245	355,676

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$89,914	$(14,259)	$82,716

Effects of exchange rate fluctuations on cash and cash equivalents	$(5)	$(8)	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$84,851	$99,118	$16,402

CASH AND CASH EQUIVALENTS, END OF PERIOD	$174,760	$84,851	$99,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$23,677	$48,246	$18,709
Cash paid for taxes	$166,634	$70,666	$27,962
Issuance of shares to relieve liability obligations	$2,610	$—	$—

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued Capital Expenditures	$4,916	$6,008	$8,512

Issuance of shares under business combinations	—	85,232	1,148,127

Acquisitions
Tangible and intangible assets acquired, net of cash	$227	$31,841	$1,638,726
Liabilities assumed	1,522	(8,735)	(354,933)
Acquisition Consideration Payable	11,367	77,657	(1,324,914)
Goodwill	134	13,989	350,936
	$13,250	$114,752	$309,815

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1. NATURE OF OPERATIONS
Unless otherwise stated or the context requires otherwise, references herein to the “Company,” “Verano,” “we,” “us,” and “our” mean Verano Holdings Corp. and its direct and indirect subsidiaries, and controlled and managed entities.
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the United States (“U.S.”). As a vertically integrated operator, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licensees across 13 state markets (Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, and West Virginia).
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
On October 18, 2023, the Subordinate Voting Shares, began trading on Cboe Canada (“Cboe”) under the stock symbol, “VRNO”. In connection therewith, the Subordinate Voting Shares ceased trading on the CSE as of the close of market on October 17, 2023.
In August 2023, the Company relocated its corporate headquarters from 415 North Dearborn Street, 4th Floor, Chicago, Illinois 60654 to 224 W Hill Street, Suite 400, Chicago, Illinois 60610.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The consolidated financial statements for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain prior year financial statement line items have been combined for presentation purposes.
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
(d)Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). All transactions and balances between these entities have been eliminated upon consolidation.
The Company’s ownership percentages for owned subsidiaries and entities over which the Company has control, in some cases may not match state regulatory records because for purposes of presentation the approval of certain pending, planned, or anticipated state regulatory transfers. The Company will update its regulatory filings in those states where it is permitted to do so as soon as practical and will continue to operate, where and as applicable, in accordance with current practice and in compliance with applicable laws and regulations.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(e)Restatement of Previously Issued Consolidated Financial Statements
As described in the Company’s Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on September 8, 2022 (the “Form 10”), the Company restated its previously issued consolidated financial statements for each of the quarterly and year-to-date periods ended March 31, 2022, December 31, 2021, and March 31, 2021 (collectively, the "Restatements"). Amounts as of or for the period ended December 31, 2021 depicted in these consolidated financial statements with the notation "As Restated" include the impact of the restatement included in the Form 10. The Restatements include the following:
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
(g)Cash and Cash Equivalents
Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. The Company has banking or similar relationships in all jurisdictions in which it operates. In addition, the Company has cash balances in excess of Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation limits. The Company has historically not experienced losses related to these deposits.
(h)Accounts Receivable and Expected Credit Loss
Accounts receivable are recorded at the invoiced amount and do not bear interest. Expected credit loss reflects the Company’s estimate of amounts in its accounts receivable at such time that may not be collected due to customer claims or customer inability or unwillingness to pay. Collectability of accounts receivables is reviewed by the Company on an ongoing basis. The expected credit loss is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of customers, historical collection experience and length of time the accounts receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the account receivable will not be recovered. The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. As of December 31, 2023 and 2022, the allowance for credit losses were $1,397 and $346, respectively.

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
The Company assesses annually whether there is any objective evidence that its interest in associates is impaired. If impaired, the carrying value of the Company’s interest of the underlying assets of the applicable associate is written down to its estimated recoverable amount (being the higher of fair value less costs of disposal or value in use) and reflected as a charge in the Company’s Consolidated Statements of Operations.
During the year ended December 31, 2023, the Company received notification that the DGV Group, LLC ("DGV"), an entity in which the Company held an equity interest, was permanently ceasing operations. The Company recorded an impairment loss for the full value of the equity method investment of $6,571 as DGV was previously held as an Investment in Associates on the Company’s Consolidated Balance Sheets.
There were no impairment charges recorded for the years ended December 31, 2022 and 2021.

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

Property, plant and equipment classified as construction in progress are transferred when placed in service, at which time depreciation of the asset begins. Assets under construction are related to facilities not yet completed or otherwise not placed in service which, the majority, are pending future legislative changes.

During the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility. No such impairment charges were recorded during the years ended December 31, 2022 and 2021.
(l)Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired by the Company in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on the Company’s estimates as of the dates of acquisitions. Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively. Amortization periods by class of intangible assets with finite lives were as follows as of December 31, 2023:

Licenses	9-15 years
Tradenames	5-10 years
Technology	5-10 years

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the fourth quarters and years ended December 31, 2023 and 2022, the Company performed quantitative analyses and determined that (i) a license associated with its Massachusetts cultivation (wholesale) reporting unit was fully impaired during the year ended December 31, 2023 and (ii) a license associated with its Arizona cultivation (wholesale) reporting unit, was fully impaired during the year ended December 31, 2022. During the years ended December 31, 2023 and December 31, 2022, the Company recorded impairment charges of $5,113 and $116,151 associated with these intangible assets, respectively.
No such impairment charges were recorded during the year ended December 31, 2021.
(m)Goodwill
Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and intangible assets acquired. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit.
Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. During the year ended December 31, 2022, the Company voluntarily changed the assessment date of its the annual goodwill and indefinite-lived intangible asset impairment testing, in accordance with Financial Accounting Standards Board (“FASB”) ASC 350, Intangibles–Goodwill and Other, from the end of the year (12/31), as applicable, to the beginning of the fourth quarter of the fiscal year (10/1), for all reporting units.
The Company applies the guidance in Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment. In performing the Company’s annual goodwill impairment analysis, the Company is required to make assumptions and judgments including, but not limited to, the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate.
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
During the year ended December 31, 2023, the Company recorded goodwill impairment charges of (i) $33,622 associated with its Arizona cultivation (wholesale) reporting unit, (ii) $4,245 associated with its Nevada retail reporting unit, and (iii) $64 associated with its Massachusetts cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. Impairment charges stemmed from the competitive environment in the Arizona, Nevada, and Massachusetts cannabis markets. Furthermore, the Company evaluated whether the fourth quarter impairment could have pertained to an earlier interim period and concluded that the impairment was appropriately recognized in the fourth quarter ended December 31, 2023.
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
As a result of our goodwill impairment assessment performed during the year ended December 31, 2021, there were no such impairment charges deemed necessary.

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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(o)Advertising
Advertising costs are charged to expense when incurred. Advertising expenses totaled $9,672, $15,997 and $8,644 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
As discussed further in Note 12 - Income Taxes, the Company is subject to the limitations of Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”).

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(q)Revenue Recognition
Revenue is recognized by the Company in accordance with ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASU 2014-09”).
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
Revenues from the wholesale and retail sales are generally recognized by the Company at a point in time when control over the goods has been transferred to the customer and reflects the amount the Company expects to receive for such goods, net of discounts. Discounts issued with respect to retail sales are not variable consideration and represent a margin-driven decision. The variability is settled prior to determination of transaction price. Given a retail sale is a single performance obligation at a point in time, transaction price is a standalone selling price, and transaction price is fixed given it is ascertained by list price less discount.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(r)Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in its Consolidated Financial Statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
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
The individual fair values attributed to the different components of a financing transaction, derivative financial instruments, are determined using valuation techniques. The Company uses its judgment to select the methods used to make certain assumptions and in performing the fair value calculations to determine (i) the values attributed to each component of a transaction at the time of their issuance; (ii) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (iii) for disclosing the fair value of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. For further details, see Note 18 – Fair Value Measurements.
(s)Commitments and Contingencies
The Company is subject to lawsuits, investigations and other claims related to employment, commercial, transactional, and other matters that arise out of its operations in the normal course of business. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable, and the amount can be reliably estimated, such amount is recognized as a liability on the Company’s Consolidated Balance Sheets.
Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify onerous contracts and, where applicable, records contingent liabilities for such contracts.
Contingent purchase price consideration is measured as of the acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent considerations from the final purchase price allocation are recognized in the Company’s Consolidated Statements of Operations.

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
When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. The fair value of the long-lived assets included in an impaired asset group may be determined using an income, market, or cost approach, or a combination thereof. The income approach utilizes assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilizes assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The market approach requires the use of judgment in evaluating market comparable assets. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The fair value measurements for the asset group fair values represent Level 3 measurements.

During the year ended December 31, 2023 and 2022, the Company recorded full impairment charges associated with (i) its Massachusetts cultivation (wholesale) license of $5,113 and (ii) its Arizona cultivation (wholesale) license of $116,151, respectively. Additionally, during the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility. Impairment charges stemmed from the competitive environment in the Massachusetts and Arizona cannabis markets. There were no impairment charges related to intangible assets for the year ended December 31, 2021 and no impairment charges related to property, plant and equipment for the years ended December 31, 2022, and 2021.
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
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted losses per share for the years ended December 31, 2023, 2022 and 2021 because their impact would have been anti-dilutive.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(v)Business Combinations
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
Contingent consideration is measured at its transaction-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC Topic 450, Contingencies, as appropriate, with the corresponding gain or loss being recognized in the Consolidated Statements of Operations.
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
Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company with the ability to operate in each market. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Company’s historical operations along with management projections.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(w)Segment Reporting
The Company determines its segment reporting in accordance with ASC 280, Segment Reporting. As outlined in ASC 280, Segment Reporting, an operating segment is a component of the Company for which discrete financial information is available and whose operating results are regularly reviewed by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and that engages in business activities from which it may earn revenue and incur expenses. The Company has two reportable segments: (i) cultivation (wholesale), which is the cultivation, production and sale of cannabis to retail stores, and (ii) retail, which is the retailing of cannabis to patients and consumers.
The Company analyzed its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation (wholesale)) which were primarily determined based on the licenses each market holds.
All revenues were generated in the United States for the years ended December 31, 2023, 2022 and 2021.
(x)Stock-Based Payments
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
Equity settled stock-based payments under stock-based payments plans are ultimately recognized as an expense in the Consolidated Statements of Operations with a corresponding credit to equity.
The Company recognizes compensation expense for restricted stock units (“RSUs”) and options on a straight-line basis over the requisite service period of the award and forfeitures are recorded as incurred. Non-market vesting conditions are included in the assumptions about the number of options or RSUs that are expected to achieve such vesting conditions. Estimates are subsequently revised if there is any indication that the number of options or RSUs expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior period if options ultimately exercised are different to that estimated on vesting. The fair value of stock options is estimated using the Black-Scholes valuation model, which requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term.
(y)Assets Held for Sale
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
Assets held for sale represent land, buildings and other fixed assets less accumulated depreciation related to facilities in which the Company has no continuing involvement. We record assets held for sale in accordance with ASC 360 “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers. As of December 31, 2023, the Company had $1,955 of assets held for sale relating to facilities in Nevada and Virginia, that are to be sold.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(z)Significant Accounting Judgments, Estimates, and Assumptions
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(iv)Goodwill Impairment
Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill has been impaired. In performing our annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we perform a quantitative test for impairment. To determine if the value of goodwill has been impaired, the reporting unit to which goodwill has been assigned or allocated must be valued using present value techniques. When applying this valuation technique, the Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.
During the year ended December 31, 2023, the Company recorded goodwill impairment charges of (i) $33,622 associated with its Arizona cultivation (wholesale) reporting unit, (ii) $4,245 associated with its Nevada retail reporting unit, and (iii) $64 associated with its Massachusetts cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts.
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
During the year ended December 31, 2021, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company's Step Zero analysis, no further quantitative impairment test was deemed necessary. No such impairment charges were recorded for the year ended December 31, 2021.
The analysis performed included estimating the fair value of each reporting unit using either an income or market approach. The income approach requires management to estimate a number of factors for each reporting unit, including, but not limited to, projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate costs. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.
The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.
As a result of the Company's goodwill impairment analysis for the years ended December 31, 2023 and 2022, the Company determined three and four of the reporting units, respectively, were impaired. See Note 7 - Goodwill for further details.

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

During the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility. No such impairment charges were recorded during the years ended December 31, 2022 and 2021.
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
(viii) Consolidation
Judgment is applied in assessing whether the Company exercises control and has significant influence over entities in which the Company directly or indirectly owns an interest. The Company has control when it has the power over the entity, has exposure or rights to variable returns, and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the entities. Where the Company is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained. See Note 17 – Consolidation for further details.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(ix) Expected Credit Loss
Management determines the expected credit loss by evaluating individual receivable balances and considering accounts and other receivable financial conditions and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. All receivables are expected to be collected within one year of the Consolidated Balance Sheet date.
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
(aa) Recent Accounting Pronouncements
The FASB and the SEC have issued certain accounting pronouncements as of December 31, 2023 that will become effective in subsequent periods; however, management does not believe that any of these pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the periods for which financial statements are included in this Form 10-K, nor does management believe those pronouncements would have a significant effect on the Company’s future financial position or results of operations.

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
The Public Corporation reorganized its capital structure by altering its notice of articles and articles to (i) attach special rights and restrictions to its common shares, (ii) change the identifying name of its common shares to “Class A Subordinate Voting Shares” and (iii) create a new class of shares identified as "Class B Proportionate Voting Shares". Pursuant to the Plan of Arrangement, thereafter Verano FinCo amalgamated with Majesta SubCo. The resulting entity subsequently was liquidated, and the net proceeds of the RTO Financing were transferred to the Company, as the resulting corporation in the RTO.
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
1 Such amount not in thousands

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4. INVENTORY
The Company’s inventory consists of the following as of December 31, 2023 and December 31, 2022:

	As of December 31,
	2023	2022
Raw Materials	$5,336	$7,120
Work in Process	107,438	123,101
Finished Goods	27,913	34,311

Total Inventory	$140,687	$164,532

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following at December 31, 2023 and December 31, 2022:

	As of December 31,
	2023	2022
Land	$30,934	$31,877
Buildings and Improvements	194,274	197,819
Furniture and Fixtures	19,884	16,189
Computer Equipment and Software	25,861	21,478
Leasehold Improvements	230,877	211,785
Tools and Equipment	90,386	88,507
Vehicles	4,373	4,992
Assets Under Construction (1)	39,844	41,800

Total Property, Plant and Equipment, Gross	636,433	614,447
Less: Accumulated Depreciation	(135,129)	(88,542)

Property, Plant and Equipment, Net	$501,304	$525,905
(1)Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
A reconciliation of the beginning and ending balances of property, plant and equipment is as follows:

	Property, Plant and Equipment, Gross	Accumulated Depreciation	Property, Plant and Equipment, Net

Balance as of January 1, 2022	$498,380	$(46,148)	$452,232
Additions	122,626	—	122,626
Property, plant and equipment from business combination	5,891	(229)	5,662
Disposals and other	(11,196)	1,596	(9,600)
Deconsolidation from disposition of business combination	(1,254)	281	(973)
Depreciation	—	(44,042)	(44,042)

Balance as of December 31, 2022	$614,447	$(88,542)	$525,905
Additions	35,815	—	35,815
Disposals and other	(4,260)	2,093	(2,167)
Impairment	(9,569)	996	(8,573)
Depreciation	—	(49,676)	(49,676)

Balance as of December 31, 2023	$636,433	$(135,129)	$501,304
For the years ended December 31, 2023 and December 31, 2022, depreciation expense included in costs of goods sold totaled $33,866 and $31,774, respectively. For the years ended December 31, 2023 and December 31, 2022, depreciation expense included in selling, general, and administrative expense totaled $15,810 and $12,268, respectively. During the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility.

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
As of December 31, 2023 and December 31, 2022, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2023	$1,274,981	$54,166	$6,431	$1,335,578
Impairment	(7,605)	—	—	(7,605)
Other Additions(1)	1,950	—	—	1,950
Balance as of December 31, 2023	$1,269,326	$54,166	$6,431	$1,329,923

Accumulated Amortization
Balance as of January 1, 2023	143,246	9,579	1,987	154,812
Amortization	84,997	5,422	1,038	91,457
Impairment	(2,492)	—	—	(2,492)
Balance as of December 31, 2023	$225,751	$15,001	$3,025	$243,777

Net Book Value
Balance as of January 1, 2023	1,131,735	44,587	4,444	1,180,766
Balance as of December 31, 2023	$1,043,575	$39,165	$3,406	$1,086,146
(1) The Company obtained a license following regulatory approval where payment consideration occurred in prior periods.

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2022	$1,386,131	$54,166	$11,603	$1,451,900
Purchases	—	—	—	—
Additions from business combination	21,545	—	—	21,545
Adjustments to purchase price allocation	(2,025)	—	(5,172)	(7,197)
Impairment	(130,670)	—	—	(130,670)
Balance as of December 31, 2022	$1,274,981	$54,166	$6,431	$1,335,578

Accumulated Amortization
Balance as of January 1, 2022	66,703	4,158	1,126	71,987
Amortization	91,062	5,421	861	97,344
Impairment	$(14,519)	$—	$—	$(14,519)
Balance as of December 31, 2022	$143,246	$9,579	$1,987	$154,812

Net Book Value
Balance as of January 1, 2022	1,319,428	50,008	10,477	1,379,913
Balance as of December 31, 2022	$1,131,735	$44,587	$4,444	$1,180,766

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6. INTANGIBLE ASSETS (Continued)
The Company recorded amortization expense for the years ended December 31, 2023, 2022 and 2021 of $91,457, $97,344, and $67,953, respectively.
On an annual basis, the Company reviews the estimated useful lives, residual values and amortization methods used for each identifiable intangible asset acquired. During the 2023 and 2022 annual review, management determined that the Massachusetts cultivation (wholesale) license was impaired and determined that the Arizona cultivation (wholesale) license was impaired, with respect to such years. The Company recorded intangible asset impairment charges of $5,113 and $116,151 on the remaining net book value during the years ended December 31, 2023 and December 31, 2022, respectively.
No such intangible asset impairment charges were recorded during the year ended December 31, 2021.
Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition.
During the year ended December 31, 2022, the Company identified an error in its calculation of the technology intangible asset value related to the AME Parties acquisition. A correction to the value of the technology intangible asset resulted in an out-of-period increase to the carrying value of goodwill and decrease to the carrying value of the technology intangible asset of approximately $5,172, as well as a decrease to amortization expense of $320.
The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2023:

Year Ending December 31:	Estimated Amortization
2024	$91,149
2025	91,149
2026	90,434
2027	90,360
2028	90,342
Thereafter	632,712
Total	$1,086,146

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7. GOODWILL
The Company’s assets are aggregated into two reportable segments: Cultivation (Wholesale) and Retail.
The changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2022 and 2023 were as follows:

	January 1, 2022	Impairment	Adjustments to purchase price allocation	Acquisitions	December 31, 2022
Cultivation	$91,116	$(5,367)	$(2,745)	$—	$83,004
Retail	277,014	(107,664)	6,418	10,316	186,084
	$368,130	$(113,031)	$3,673	$10,316	$269,088

	January 1, 2023	Impairment	Adjustments to purchase price allocation	Acquisitions	December 31, 2023
Cultivation	$83,004	$(33,686)	$—	$—	$49,318
Retail(1)	186,084	(4,245)	134	—	181,973
	$269,088	$(37,931)	$134	$—	$231,291
(1) One of the Company’s reporting units, with $1,293 of allocated goodwill, had a negative carrying value as of December 31, 2023.

During the year ended December 31, 2023, the Company recognized impairment charges of (i) $33,622 associated with its Arizona cultivation (wholesale) reporting unit, (ii) $4,245 associated with its Nevada retail reporting unit, and (iii) $64 associated with its Massachusetts cultivation (wholesale) reporting unit as the carrying values of the reporting units exceeded the estimated fair value by such amounts. The impairment charges recorded for these reporting units was driven largely by fluctuations in underlying valuation assumptions related to working capital requirements of a market participant at each reporting unit, which are an input into the discounted cash flow analysis used to estimate the fair value of each of the three reporting units noted above. As of December 31, 2023, and after recognizing the aforementioned impairment charges, the remaining carrying value of goodwill for the Arizona cultivation reporting unit was $11,623, and the carrying value of goodwill for the Nevada retail and Massachusetts cultivation reporting units were fully impaired.
During the year ended December 31, 2022, the Company recognized an impairment charge of (i) $46,537 associated with its Arizona retail reporting unit, (ii) $2,252 associated with its Arizona cultivation (wholesale) reporting unit, (iii) $61,127 associated with its Pennsylvania retail reporting unit, and (iv) $3,115 associated with its Pennsylvania cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. During the year ended December 31, 2022, the carrying value of goodwill for the Arizona cultivation reporting unit is $41,801, and the goodwill for the Arizona retail, Pennsylvania retail and Pennsylvania cultivation reporting units were fully impaired.
During the year ended December 31, 2022, the Company identified an error in its calculation of the technology intangible asset value related to the AME Parties acquisition. A correction to the value of the technology intangible asset resulted in an out-of-period increase to the carrying value of goodwill equal to $3,801.
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
During the year ended December 31, 2022, the Company recorded measurement period adjustments in connection with the September 7, 2022 acquisition of WSCC, Inc. (“Sierra Well”). The purchase price adjustment led to an increase of $340 to goodwill. During the year ended December 31, 2023, the Company recorded a measurement period adjustment which led to a net increase of $134 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition date that led to changes in provisional amounts recognized in the initial opening financials for income taxes.

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
The computations of net earnings (losses) per share, on a basic basis and diluted basis, including reconciliations of the numerators and denominators, for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
			(As Restated)
Numerator
Net Income (Loss) attributable to Verano Holdings Corp.	$(117,348)	$(269,164)	$(57,507)

Denominator
Basic
Pre-RTO weighted-average shares outstanding	—	—	158,203,932
Post-RTO weighted-average shares outstanding	—	—	307,177,442
Weighted-average shares outstanding – basic	342,774,236	331,409,315	290,443,432

Diluted
Pre-RTO weighted-average shares outstanding	—	—	158,203,932
Post-RTO weighted-average shares outstanding	—	—	307,177,442
Weighted-average shares outstanding – diluted	342,774,236	331,409,315	290,443,432

Net Loss per share - basic & diluted	$(0.34)	$(0.81)	$(0.20)
Potentially dilutive securities of approximately 2,329,116 for the year ended December 31, 2023, were not included in the computation of diluted earning (losses) per share because their effect would have been anti-dilutive.

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
The RTO and AME Mergers closed on February 11, 2021 and resulted in the AME Group becoming wholly-owned subsidiaries of the Company. The members of the AME Parties, through the RTO and AME Mergers, exchanged their membership interests in the AME Parties for 18,092,988 Subordinate Voting Shares and 470,984 Proportionate Voting Shares valued at approximately $651,914, plus cash consideration of $35,000. The shares issued were assigned a value of $102 per Subordinate Voting Share and with the Proportionate Voting Shares valued on an as converted to Subordinate Voting Share basis. The share price is equivalent to the arm’s-length RTO Financing transaction of the Subscription Receipts of $102 per share. The share consideration and cash consideration of $20,000 was paid at the closing of the AME mergers, $10,000 of the cash consideration was paid on August 11, 2021, and the remaining $5,000 of the cash consideration was paid in the first quarter of 2022. As of December 31, 2022, the total consideration had been paid in full.
The Company accounted for the transactions as a business combination in accordance with ASC Topic 805, Business Combinations. The following table summarizes the purchase price allocation of the transactions:

	AME Parties Florida	AME Parties Arizona	Total

Cash	$5,446	$507	$5,953
Accounts receivable, net	60	498	558
Inventory	83,205	5,827	89,032
Prepaids and other current assets	833	1,989	2,822
Property, plant and equipment, net	73,386	9,751	83,137
Right-of-use asset, net	9,651	—	9,651
Other assets	1,001	—	1,001
Accounts payable and accrued liabilities	(8,935)	(2,576)	(11,511)
Debt	(3,579)	(3,343)	(6,922)
Deferred taxes	(122,349)	(37,290)	(159,639)
Lease liabilities	(9,651)	—	(9,651)

Total identifiable net assets (liabilities)	29,068	(24,637)	4,431
Intangible assets	497,567	184,588	682,155

Net assets	$526,635	$159,951	$686,586
During the year ended December 31, 2022, the Company identified an error in its calculation of the technology intangible asset value related to the AME Parties acquisition. A correction to the value of the technology intangible asset resulted in an out-of-period increase to the carrying value of goodwill equal to $3,801, a decrease to the carrying value of the technology intangible asset of $5,172 and a decrease of $1,371 to deferred taxes.
2 Such amount not in thousands

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
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

	AME Parties Florida	AME Parties Arizona	Total

License	$319,928	$130,670	$450,598
Tradename	36,278	8,980	45,258
Intellectual Property and Technology	5,431	885	6,316

Total intangible assets	361,637	140,535	502,172

Goodwill (residual purchase price)	13,581	6,763	20,344
Goodwill (deferred taxes) (a)	122,349	37,290	159,639

Total goodwill	$135,930	$44,053	$179,983
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
2022 Business Combinations
420 Capital Management, LLC
On April 5, 2021, Verano entered into an agreement to purchase 100% of the equity interests of Greengate. Greengate is the license holder and operator of the Lombard and Roger’s Park dispensaries located in Illinois. The transaction received state regulatory approval in February 2022 and subsequently closed on March 11, 2022.
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
Total consideration included cash of $6,085, of which $5,773 was paid at closing, $280 was to be paid upon settlement of purchase price adjustments and $32 is to be paid to the selling shareholders. The transaction also included equity consideration of 1,536,685 Subordinate Voting Shares valued at $9,742 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, of which $7,663 or 1,208,745 Subordinate Voting Shares were issued at the closing of the transaction, $66 or 10,440 Subordinate Voting Shares will be issued to the selling shareholders, and $2,013 or 317,500 Subordinate Voting Shares were held back to secure indemnity claims, the balance of which, after any indemnity claims, will be paid 18 months subsequent to the closing of the transaction. As of December 31, 2023, 20,741 of the 317,500 Subordinate Voting shares remain held back for issuance after 296,759 Subordinate Voting Shares were forfeited in connection with indemnity claims. The 10,440 Subordinate Voting Shares due to the selling shareholders and 317,500 Subordinate Voting Shares held back to secure indemnity claims met equity classification at closing in accordance with ASC 815. As of December 31, 2023, the present value of unpaid deferred consideration of $32 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheets.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis licenses acquired at a fair value of $7,604. The residual purchase price of $2,514 was recognized as goodwill. The Company also recognized an additional $1,596 to goodwill related to the deferred tax liability associated with the acquired cannabis licenses. During the fourth quarter of 2022, the Company recognized a decrease of $181 to goodwill related to an increase of $99 to accrued liabilities and finalizing the purchase price adjustment in which the Company did not have to pay the $280 cash held back at closing. The Company also recognized a decrease of $660 to the intangible license value offset by a decrease of $139 to deferred taxes and an increase of $521 to goodwill. The Company recognized a $5,740 long term indemnified asset measured using the same assumptions used to identify a $5,740 uncertain tax position, which is fully indemnifiable as outlined in the merger agreement. As of December 31, 2023, the indemnified asset balance of $2,973 is recorded on the Company’s Consolidated Balance Sheet.
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

9. TRANSACTIONS (Continued)
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
Perpetual Healthcare Inc.
On February 25, 2021, the Company entered into an agreement to purchase control of Perpetual Healthcare Inc. (“Emerald”), which was a non-profit company at such time. Emerald operates a cannabis dispensary in Arizona. The Company, through a management service agreement (“MSA”) and control of the board of directors, obtained control of Emerald’s dispensary operations and license. The transaction became effective on March 10, 2021, and the Company consolidated Emerald through the Voting Interest Model (“VOE”) in accordance with ASC Topic 810. On April 27, 2022, Emerald was converted to a for-profit entity, wholly-owned and fully consolidated by the Company, and the MSA was terminated in connection therewith.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
The Herbal Care Center Inc.
On February 24, 2021, the Company entered into an equity purchase agreement to acquire all equity interest in EINJO, L.P. and SPSLE, Corp. to become the sole owner of The Herbal Care Center, Inc. (“THCC”), which holds licenses for two dispensaries in Illinois. The Company, through an MSA, obtained control of THCC’s operations and cannabis license. The transaction became effective on March 17, 2021, and the Company consolidated THCC through the Variable Interest Model in accordance with ASC 810. On May 11, 2022, the Company consummated the acquisition of The Herbal Care Center and terminated the MSA in connection therewith and the entity became wholly-owned and fully consolidated by the Company.
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
Patient Alternative Relief Center, Inc.
On March 22, 2021, the Company entered into an agreement with Flower Launch LLC, to acquire the rights to manage Patient Alternative Relief Center, Inc. (“Local Joint”), which was a non-profit company at such time. Local Joint operates a retail dispensary in Arizona. The Company, through an MSA and control of the board of directors, obtained control of Local Joint’s operations and its cannabis license. The transaction became effective on March 30, 2021, and the Company consolidated Local Joint through the VOE in accordance with ASC 810. On April 27, 2022, Local Joint was converted to a for-profit entity, wholly-owned and fully consolidated by the Company, and the MSA was terminated in connection therewith.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
BISHCO LLC
On February 23, 2021, the Company entered into a merger agreement to acquire BISHCO LLC (“Territory”), which held the rights to manage three non-profit entities in Arizona through MSAs. The non-profit entities, AZGM3, Inc., Vending Logistics, LLC, and The Medicine Room, LLC, each hold an Arizona cannabis license. The agreement provided that executives of the Company were appointed as the sole members of the boards of directors that govern each non-profit entity. Through the acquisition of Territory and its MSAs, as well as the Company’s executives' appointment to the boards of directors of the non-profit entities, the Company obtained control of the non-profit entities’ operations and their respective licenses. The transaction became effective on April 8, 2021, and the Company consolidated the non-profit entities through the VOE in accordance with ASC 810. On April 26 and 27, 2022, the three non-profit entities were converted to for-profit entities, wholly-owned and fully consolidated by the Company, and the MSAs were terminated.
Total consideration included $18,699 of cash paid upon closing, plus a $1,036 purchase price adjustment, 997,453 Subordinate Voting Shares and 29,924 Proportionate Voting Shares valued at approximately $78,916 based on the fair value of the Subordinate Voting Shares and Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. An additional $12,750 was paid in cash in April 2022 and the remaining $12,750 was paid in cash during the quarter-ended June 30, 2023. As of December 31, 2023, the total consideration had been paid in full.
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

9. TRANSACTIONS (Continued)
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
The transaction also included $18,925 of contingent consideration that was to be settled through an even allocation of shares and cash. The Company recognized gains of $4,603 and $4,158 on the decrease in contingent consideration, which was included in the Other Income, net line of the Company’s Consolidated Statement of Operations for the years ended December 31, 2022 and 2021, respectively. To satisfy the contingent consideration, the Company paid $7,116 in cash during the first quarter of 2022 and in the third quarter of 2022, the Company issued 618,291 fully vested restricted stock units entitling the holders thereof to one Subordinate Voting Share in respect of each restricted stock unit, valued at approximately $3,048 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the grant date. As of December 31, 2022, the total consideration had been paid in full.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
Agri-Kind, LLC & Agronomed Holdings Inc
On April 21, 2021, the Company entered into an agreement to acquire all of the issued and outstanding equity interests in Agri-Kind, LLC (“Agri-Kind”), an operator of a cultivation and production facility of medical cannabis located in Pennsylvania, and Agronomed Holdings Inc., the owner of the cultivation and processing facility operated by Agri-Kind. The transaction closed on July 12, 2021.
The total consideration included cash consideration of $78,848, plus a $678 purchase price adjustment, of which $43,713 was paid at closing and the remaining $35,813 was paid three months after closing. In addition, the total consideration included the issuance of 3,208,035 Subordinate Voting Shares valued at approximately $50,994 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction, and $33,971 of contingent consideration. During the first quarter of 2022, the Company paid $31,500 of contingent consideration in cash. The remaining contingent consideration was satisfied by the issuances of additional Subordinate Voting Shares for six-month and 12-month share price protection, which was assigned an aggregate initial fair value of $2,483 using Monte Carlo simulation models. The fair value of the contingent consideration was remeasured on a quarterly basis with any changes in the fair value being recognized in the Other Income, net line of the Company’s Consolidated Statement of Operations. During the first quarter of 2022, the Company issued an additional 82,731 Subordinate Voting Shares valued at approximately $952 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the six-month contingency. During the third quarter of 2022, the Company issued an additional 594,736 Subordinate Voting Shares valued at approximately $3,311 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the 12-month contingency. The Company recognized a $2,147 loss for the increase in the fair value of contingent consideration, which was included in the Other Income, net line of the Consolidated Statement of Operations for the year ended December 31, 2022. As of December 31, 2022, the total consideration had been paid in full.
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

9. TRANSACTIONS (Continued)
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
Consideration included cash consideration of $10,473 paid upon closing plus 3,240,436 Subordinate Voting Shares valued at approximately $51,509 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of the transaction and $42,493 of contingent consideration. The contingent consideration was related to earnouts and six-month and 12-month share price protection that was assigned an initial fair value of $2,508 using Monte Carlo simulation models. The fair value of the contingent consideration was remeasured on a quarterly basis with any changes in the fair value being recognized in the Other Income, net line of the Consolidated Statement of Operations for the year ended December 31, 2022.
During the first quarter of 2022, the Company paid $3,000 in cash and made two consideration payments in Subordinate Voting Shares. First, the Company issued 1,215,035 Subordinate Voting Shares valued at approximately $15,592 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. Second, the Company issued 83,566 Subordinate Voting Shares valued at approximately $962 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the six-month contingency. During the third quarter of 2022, the Company issued 600,743 Subordinate Voting Shares valued at approximately $3,345 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance to satisfy the 12-month contingency. During the fourth quarter of 2022, the Company issued 1,503,549 Subordinate Voting Shares valued at approximately $7,487 based upon the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. The Company recognized a $6,998 loss for the increase in the fair value of contingent consideration, which was included in the Other Income, net line of the Consolidated Statement of Operations for the year ended December 31, 2022.
During the fourth quarter of 2022, the Company agreed to issue a promissory note for the $12,500 of contingent consideration payable over equal installments in 2023. As a result, the amount due was reclassified from Acquisition Consideration Payable to Current Portion of Debt balance on the Company’s Consolidated Balance Sheet as of December 31, 2022. As of December 31, 2023, the promissory note had been paid in full.
The Company engaged an independent valuation expert that uses appropriate valuation techniques, generally based on a forecast of the present value of expected future net cash flows, to determine the intangible assets appropriate fair value. The Company recognized an intangible asset for the cannabis license acquired at a fair value of $96,684. The residual purchase price of $2,625 was recognized as goodwill. The Company also recognized, on the Consolidated Balance Sheet as of December 31, 2022, an additional $29,913 to goodwill related to the deferred tax liability associated with the acquired cannabis license.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
Willow Brook Wellness, LLC
On September 13, 2021, the Company entered into an agreement to acquire all the issued and outstanding equity interests in Willow Brook Wellness, LLC (“Willow Brook”), which operates a dispensary in Connecticut. The transaction closed on October 25, 2021.
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
Caring Nature, LLC
On November 10, 2021, the Company entered into an agreement to acquire all the issued and outstanding equity interests in Caring Nature LLC (“Caring Nature”), which operates a dispensary in Connecticut. The transaction closed on December 20, 2021.
The total consideration included cash of $12,331, a purchase price adjustment of $56 paid in the second quarter of 2022 and $12,000 payable in Subordinate Voting Shares payable over 12 months. Additionally, the purchase agreement included $2,000 of contingent consideration to be paid in Subordinate Voting Shares. In the second quarter of 2022, the Company issued 808,258 Subordinate Voting Shares valued at approximately $5,540 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. In the third quarter of 2022, the Company issued 505,613 Subordinate Voting Shares valued at approximately $2,614 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. In the fourth quarter of 2022, the Company issued 619,963 Subordinate Voting Shares valued at approximately $1,734 based on the fair value of the Subordinate Voting Shares as traded on the CSE on the date of issuance. The Company recognized a $2,112 gain on the share issuances made in 2022, which was included in the Other Income, net line of the Consolidated Statement of Operations for the year ended December 31, 2022. As of December 31, 2023, the present value of unpaid deferred consideration of $2,000 is included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.
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

9. TRANSACTIONS (Continued)
Connecticut Pharmaceutical Solutions, Inc.
On November 10, 2021, the Company entered into a merger agreement to acquire all the issued and outstanding equity interests in Connecticut Pharmaceutical Solutions, Inc. (“CT Pharma”), which indirectly held a medical marijuana producer license in Connecticut. The transaction closed on December 28, 2021.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
The following table summarizes the purchase price allocation of the acquisitions that occurred during the first quarter of the year ended December 31, 2021:

	Soothe	Emerald	THCC	Local Joint	Total

Cash and cash equivalents	$178	$478	$2,168	$540	$3,364
Accounts receivable, net	—	—	2,000	—	2,000
Notes Receivable	—	—	—	398	398
Inventory	58	422	1,435	219	2,134
Prepaid & other current assets	50	43	109	—	202
Property, plant and equipment, net	502	135	1,642	451	2,730
Right-of-use asset, net	63	215	936	2,480	3,694
Accounts payable and accrued liabilities	(17)	(200)	(3,307)	(216)	(3,740)
Deferred income tax	—	(6,548)	(11,914)	—	(18,462)
Lease liabilities	(63)	(215)	(936)	(2,480)	(3,694)

Total identifiable net assets (liabilities)	771	(5,670)	(7,867)	1,392	(11,374)
Total Intangible assets	2,721	33,387	51,304	16,095	103,507

Net Assets	$3,492	$27,717	$43,437	$17,487	$92,133
The following table summarizes the purchase price allocation of the acquisitions that occurred during the second quarter of the year ended December 31, 2021:

	Territory	TerraVida Holistic Centers	The Healing Center	Total

Cash and cash equivalents	$1,809	$3,222	$3,516	$8,547
Accounts receivable, net	231	—	—	231
Inventory	7,162	4,091	3,088	14,341
Prepaid & other current assets	1,127	692	810	2,629
Deposits & other non-current assets	8	75	—	83
Property, plant and equipment, net	7,872	2,612	11,412	21,896
Right-of-use asset, net	129	2,122	—	2,251
Accounts payable and accrued liabilities	(2,770)	(1,635)	(2,569)	(6,974)
Other liabilities	(1,188)	—	(12,245)	(13,433)
Deferred income tax	(23,598)	—	—	(23,598)
Lease liabilities	(129)	(2,122)	—	(2,251)

Total identifiable net assets (liabilities)	(9,347)	9,057	4,012	3,722
Total Intangible assets	126,120	116,053	133,804	375,977

Net Assets	$116,773	$125,110	$137,816	$379,699

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
The following table summarizes the purchase price allocation of the acquisitions that occurred during the third quarter of the year ended December 31, 2021:

	Mad River Remedies, LLC	Agronomed	Agri Kind & Agronomed Holdings Inc.	Total

Cash and cash equivalents	$755	$2,300	$2,024	$5,079
Accounts receivable, net	262	—	560	822
Inventory	396	623	4,188	5,207
Prepaid & other current assets	85	273	653	1,011
Deposits & other non-current assets	—	40	—	40
Property, plant and equipment, net	589	5,844	35,965	42,398
Right-of-use asset, net	125	2,715	—	2,840
Accounts payable and accrued liabilities	(478)	(1,126)	(1,852)	(3,456)
Other liabilities	—	(2,788)	(14,730)	(17,518)
Deferred income tax	—	(29,913)	—	(29,913)
Lease liabilities	(125)	(2,715)	—	(2,840)

Total identifiable net assets (liabilities)	1,609	(24,747)	26,808	3,670
Total Intangible assets	19,218	129,222	137,678	286,118

Net Assets	$20,827	$104,475	$164,486	$289,788
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. TRANSACTIONS (Continued)
(c) Asset Acquisitions
2021 Asset Acquisitions
NSE Holdings, LLC
On February 24, 2021, a subsidiary of the Company entered into an agreement pursuant to which it acquired all the equity interests of NSE Holdings, LLC (“NSE”), which holds one dispensary permit in Pennsylvania that gives NSE the ability to open three dispensaries. The transaction closed on March 9, 2021. The Company paid cash consideration of $7,350 upon closing and issued 666,587 Subordinate Voting Shares and 6,665 Proportionate Voting Shares valued at approximately $25,160 based upon the fair value of the Subordinate Voting Shares and the Proportionate Voting Shares, on an as converted to Subordinate Voting Shares basis, as traded on the CSE on the date of the transaction. The Company capitalized licenses in the amount of $55,016 Consideration also included contingent consideration of $22,514, which fluctuated based upon financial performance metrics of NSE Holdings. The Company recognized a $10,906 decrease in contingent consideration, which was included in the Other Income, net line of the Consolidated Statement of Operations for the year ended December 31, 2022. As of December 31, 2022, the present value of unpaid deferred consideration of $3,466 was included in the Acquisition Consideration Payable balance on the Company’s Consolidated Balance Sheet.
During the year ended December 31, 2023, the Company recorded a $3,466 decrease in contingent consideration, which is included as a gain in the Other Income, net line of the Consolidated Statements of Operations. As of December 31, 2023, the outstanding consideration value was estimated to be zero.
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
(d)Dispositions
Canna Cuzzos, LLC
Canna Cuzzos, LLC (“Canna Cuzzos”) is a medical marijuana licensee for a retail dispensary in Waldorf, Maryland. In 2017, a subsidiary of the Company entered into a MSA with Canna Cuzzos and provided operating and other services for Canna Cuzzos’ dispensary. In 2018, Verano LLC acquired options to purchase all the ownership interests of a Maryland limited liability company (the “LLC”), which held a 40% ownership interest in the sole owner of Canna Cuzzos, resulting in such options being exercisable for an indirect 40% ownership interest in Canna Cuzzos. On January 31, 2022, all of the ownership interests of the sole owner of Canna Cuzzos were sold to a third party for a cash purchase price of $5,000, subject to adjustment based on working capital levels and outstanding liabilities. Upon consummation of the sale, the MSA with Canna Cuzzos was terminated. Prior to the sale being consummated, Verano LLC consented to the sale, amended the options to receive an assignment of the LLC’s sale proceeds thereunder and agreed to provide the LLC administrative services in connection with the sale transaction. Prior to the sale of its parent company, Canna Cuzzos was consolidated with the Company through VIE in accordance with ASC 810. The assignment of the LLC’s sale proceeds resulted in a gain to the Company of $1,701 and is classified as a component of Other Income (Expense), net in the Consolidated Statement of Operations for the year ended December 31, 2022.

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
On March 1, 2022, the Company sold its 50% ownership interest in ILDISP to the joint venture partner for $22,393 subject to certain adjustments. The sale resulted in gains of $7,857 and $14,099 for Charleston and TCE, respectively. During the second quarter of 2022, the Company paid $244 in cash as a result of a downward purchase price adjustment and decreased the initial gain recognized by $73 and $171 for Charleston and TCE, respectively. During the third quarter of 2022, the Company received $250 of cash due to the release of the cash indemnity hold back and increased the gain recognized by $75 and $175 for Charleston and TCE, respectively. The adjustments were reflected in Other Income (Expense), net in the Consolidated Statements of Operations, resulting in year-to-date gains of $7,859 and $14,103 for Charleston and TCE, respectively, for the year ended December 31, 2022.
DGV Group, LLC
During the year ended December 31, 2023, the Company received notification that the DGV, an entity in which the Company held an equity interest, was permanently ceasing operations. The Company recorded an impairment loss for the full value of the equity method investment of $6,571 as DGV was previously held as an Investment in Associates on the Consolidated Balance Sheets.
Other Acquisition Consideration Payable Adjustments
During the year ended December 31, 2023, the Company recorded (i) a $106 reclassification of the remaining acquisition consideration payable balance relating to the 2020 acquisition of MME IL Holdings, LLC, to record a potential liability that was deemed to be both probable and estimable, and as of December 31, 2023, the outstanding consideration has been paid in full; (ii) a $500 cash payment reducing the acquisition consideration payable balance for the 2020 acquisition of Elevele, LLC, and as of December 31, 2023, the outstanding consideration has been paid in full; and (iii) a $3,466 decrease in contingent consideration related to the 2021 acquisition of NSE Holdings, LLC, which is included as a gain in the Other Income, net line of the Consolidated Statements of Operations, and as of December 31, 2023, the outstanding consideration value was estimated to be zero.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. DEBT
As of December 31, 2023 and December 31, 2022, debt consisted of the following:

	As of December 31,
	2023	2022
Credit Facility	$348,950	$350,000
Secured Promissory Notes	1,582	36,805
Mortgage Loans	111,221	44,985
Vehicle and Equipment Loans	1,081	1,824
Unamortized debt issuance costs	(17,192)	(20,610)

Total debt	$445,642	$413,004

Less: current portion of debt	52,005	24,464

Total long-term debt, net	$393,637	$388,540
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
At any time, the Company may voluntarily prepay up to $100,000 of the principal balance, subject to a one-time $1,000 prepayment premium upon the first prepayment, and may prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of any subsequent prepayments. The Borrowers may not voluntarily prepay more than $100,000 of the principal balance without prepaying the entire outstanding principal balance of the loan.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. DEBT (Continued)
The 2022 Credit Agreement includes customary representations and warranties and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
The 2022 Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens and the ability to enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. Additionally, the 2022 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.
As of December 31, 2023, the Company was in compliance with such covenants.
George Archos, the Chairman and Chief Executive Officer of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.
See “Note 19 – Subsequent Events” for information regarding a $50,000 prepayment under the 2022 Credit Agreement occurring April 30, 2024.
Mortgages
On May 14, 2021, the Company acquired The Healing Center, LLC, which consisted of three dispensaries in the greater Pittsburgh area. The Healing Center operates the dispensaries on three separate real estate parcels (collectively referred to as “THC Real Estate”) and on September 3, 2021, the Company acquired the THC Real Estate. The Company funded the acquisition of the THC Real Estate through a credit facility with Chicago Atlantic Credit Company for $12,650 and interest of 9.75% per annum. This loan has been paid in full and is no longer outstanding as of December 31, 2023.
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
On December 26, 2023, the Company entered into a real estate loan with a community bank to borrow a principal amount of $27,999 secured by real estate in Apollo Beach, Florida. The loan bears an interest rate of 8.34% and matures in December 2028.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. DEBT (Continued)
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
Other
In October 2022, the Company entered into a term loan with Chicago Atlantic Credit Opportunities, LLC for $19,000 due in aggregate on October 31, 2024. The term loan pays interest and fees at a rate of 14.3%. The Company deferred $100 of financing fees related to the closing of the transaction. This loan has been paid in full and is no longer outstanding as of December 31, 2023.
During the fourth quarter of 2022, the Company agreed to issue a promissory note for the $12,500 of contingent consideration payable for the Agronomed Biologics, LLC acquisition. As a result, the amount due was reclassified from Acquisition Consideration Payable to Current Portion of Debt balance on the Company’s Consolidated Balance Sheets and was payable in equal installments over the term of the note. As of December 31, 2023, this promissory note has been paid in full and is no longer outstanding.
Stated maturities of debt obligations are as follows:

	Principal Payments	Unamortized Debt Issuance Costs	Total Debt Payable
2024	$58,604	$6,599	$52,005
2025	8,384	5,691	2,693
2026	293,675	4,369	289,306
2027	6,754	319	6,435
2028	71,975	214	71,761
Thereafter	23,442	—	23,442

Total	$462,834	$17,192	$445,642

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
(a)Issued and Outstanding
As of December 31, 2023, the Company had 344,074,096 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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
During the year ended December 31, 2023, certain shareholders of the Company converted Proportionate Voting Shares to Subordinate Voting Shares for an impact of conversion of 449 Proportionate Voting Shares into 44,997 Subordinate Voting Shares. Additionally, during the year ended December 31, 2023, the Company exercised its right to convert the 133,373 remaining outstanding Proportionate Voting Shares into 13,337,286 Subordinate Voting Shares, resulting in no Proportionate Voting Shares being outstanding as of December 31, 2023.
(b)Stock-Based Compensation
In February 2021, the Company established the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), which provides for stock-based remuneration for its eligible directors, officers, employees, consultants, and advisors. The maximum number of RSUs, options and other stock based awards that may be issued under the Plan cannot exceed 10% of the Company’s then issued and outstanding share capital, determined on an as converted to Subordinate Voting Shares basis. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot reliably estimate the fair value of the goods and services received, the Company measures their value indirectly by reference to the fair value of the equity instruments granted. Equity-settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. SHARE CAPITAL (Continued)
Option and RSU grants generally vest in installments over 12 to 30 months and options typically have a life of ten years.
Options
Option activity is summarized as follows:

	Number of Shares	Weighted Avg. Exercise Price C$	Weighted Average Remaining Contractual Life
Unvested Options Balance as of December 31, 2022	19,997	30.13	8.13
Granted	—	—	—
Forfeited	—	—	—
Vested	19,997	30.12	—
Unvested Options Balance at December 31, 2023	—	—	0.00
Inception to date Vested and Exercisable at December 31, 2023	38,956	29.98	7.11
As of December 31, 2023 and December 31, 2022, there were no in-the-money options.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. No options were granted, expired, or forfeited during the year ended December 31, 2023. A total of 1,033 fully vested options were cancelled due to employee terminations during the year ended December 31, 2023.
RSUs
The following table summarizes the number of unvested RSU awards as of December 31, 2023 and December 31, 2022 and the changes during the year ended December 31, 2023:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2022	2,981,327	11.39
Granted	8,721,824	4.02
Forfeited	1,222,580	5.57
Vested	1,668,034	12.30
Unvested RSUs at December 31, 2023	8,812,537	4.72
The stock-based compensation expense for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, were as follows:

	Years Ended December 31,
	2023	2022	2021
			(As Restated)
Stock Options	$255	$300	$387
Restricted Stock Units	12,975	38,754	44,863
Total Stock Based Compensation Expense	$13,230	$39,054	$45,250
For the years ended December 31, 2023, 2022 and 2021, stock based compensation expense included in costs of goods sold totaled $2,669, $8,003, and $3,544 respectively. For the years ended December 31, 2023, 2022, and 2021, stock based compensation expense included in selling, general, and administrative expense totaled $10,561, $31,051, and $41,706 respectively.
As of December 31, 2023, total unrecognized stock-based compensation expense of $24,393 is expected to be recognized over the remaining contractual term.

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
For the years ended December 31, 2023, 2022 and 2021, income taxes expense consisted of:

	For the Years Ended December 31,
	2023	2022	2021
			(As Restated)
Current:
Federal	$137,375	$130,987	$104,014
State	22,029	36,624	33,084
Foreign	—	—	—
Total Current:	159,404	167,611	137,098
Deferred:
Federal	$(14,366)	$(47,211)	$(25,540)
State	108	(14,930)	(7,570)
Foreign	—	—	—
Total Deferred	(14,258)	(62,141)	(33,110)
Total	$145,146	$105,470	$103,988
The difference between the income tax expense for the years ended December 31, 2023, 2022 and 2021 and the expected income taxes based on the statutory rate applied to earnings (loss) arises as follows:

	For the Years Ended December 31,
	2023	2022	2021
			(As Restated)
Income/(Loss) before Income Taxes	$27,798	$(163,403)	$48,990
Statutory Tax Rate	21%	21%	21%
Expense/(Recovery) based on Statutory Rate	5,838	(34,314)	9,965
Other Permanent Differences	225	1,068	435
Goodwill Impairment	9,345	17,265	—
Nondeductible 280E	79,731	84,751	59,874
Penalties and Interest	29,581	12,305	5,331
Non-controlling Interests	1,326	1,319	411
State Taxes	15,248	24,389	25,324
Prior Year True Ups	5,646	4,362	3,068
State Rate Change on Deferred Taxes	(1,066)	(2,531)	—
Discrete Items	—	—	(420)
Acquisition Purchase Price Remeasurement	(728)	(3,144)	—
Income Tax Expense	$145,146	$105,470	$103,988

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12. INCOME TAXES (Continued)
Cash income taxes paid for the years ended December 31, 2023, 2022, and 2021 were $166,634, $70,666, and $27,962 respectively.
During the year ended December 31, 2023, the Company recorded $29,581 in penalties and interest related to outstanding income tax liabilities, $4,859 relating to the 2023 tax year, $13,743 relating to the 2022 tax year, and $10,979 relating to the 2021 tax year. The Company files income tax returns in the U.S., various U.S. state jurisdictions, and Canada, which have varying statutes of limitations. The U.S. federal statute of limitation remains open for the 2020 tax year to the present. The state income tax returns generally remain open for the 2020 tax year through the present.
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
At December 31, 2023 and December 31, 2022, the components of deferred tax assets and (liabilities) were as follows:

	As of December 31,
	2023	2022
Deferred Tax Assets
Operating Lease Liabilities	$5,423	$659
Loyalty Points	1,668	1,046
Stock Compensation	614	873
Basis Differences in Goodwill	5,577	7,444
Leasehold Improvements	4,704	2,464
Total Deferred Tax Assets	17,986	12,486
Deferred Tax Liabilities
Operating Right of Use Assets	$(5,238)	$(662)
Intangibles	(194,963)	(208,297)
Total Deferred Tax Liabilities	(200,201)	(208,959)
Net Deferred Tax Liabilities	$(182,215)	$(196,473)
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2023 and December 31, 2022, no valuation allowance has been recorded on the Company's deferred tax assets.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12. INCOME TAXES (Continued)
The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.
As of December 31, 2023, and in connection with the 2022 acquisition of Sierra Well, the Company has accrued for uncertain tax benefits taken on Sierra Well income tax returns prior to the acquisition totaling $2,973. The Company carries indemnification assets for the same amounts as of December 31, 2023, as it expects to recover from the Sierra Well sellers the amounts ultimately paid to the Internal Revenue Service in accordance with the terms of the acquisition agreement.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at Beginning of Year	$5,739	$—	$—
Gross increases related to tax positions in a prior period	—	5,739	—
Gross decreases related to tax positions in a prior period	2,766	—	—
Gross increases related to tax positions in the current period	—	—	—
Gross decreases related to tax positions in the current period	—	—	—
Balance at End of Year	$2,973	$5,739	$—
The Company recognizes accrued interest and penalties related to unrecognized tax benefits and has recorded penalties and interest in the amount of $733 to its indemnification asset as of December 31, 2023. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13. LEASES
The Company has operating leases for some of its retail dispensaries and processing and production facilities located throughout the U.S., as well as for its corporate offices located in Chicago, Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.
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
During the years ended December 31, 2023, 2022, and 2021, the Company recorded approximately $18,451, $15,229, and $9,140 in operating lease expense, respectively, of which $704, $641 and $804, was included in cost of goods sold for the years ended December 31, 2023, 2022 and 2021, respectively.
Other information related to operating leases as of and for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Weighted average remaining lease term - years	8.19	8.12	8.52
Weighted average discount rate	9.52%	8.02%	8.11%
Maturities of lease liabilities for operating leases as of December 31, 2023 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2024	$17,945
2025	17,880
2026	16,865
2027	16,197
2028	15,630
Thereafter	59,442
Total Lease Payments	143,959
Less: Imputed Interest	(46,812)
Present Value of Lease Liability	$97,147

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14. CONTINGENCIES & OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2023, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
On January 31, 2022, the Company entered into an Arrangement Agreement (the "GGH Arrangement Agreement") with Goodness Growth Holdings, Inc. ("GGH"), pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH’s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, on November 14, 2022. the Company filed a counterclaim asserting that GGH owes it a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. As of December 31, 2023, both the Company and GGH are engaged in on-going discovery efforts. The Company can provide no guarantees or assurances that it will prevail or settle this lawsuit or its counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on its business, results of operations and financial condition.
(b)Contingencies
During the first quarter of 2023, the Company discovered a potential liability related to a previous acquisition that was deemed to be both probable and estimable. Per ASC 450 Contingencies, when both of these criteria are present, a contingent liability should be recorded. Based on this, the Company recorded a corresponding charge in Other Income, net of $1,893 during the year ended December 31, 2023.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14. CONTINGENCIES & OTHER (Continued)
(c)Illegality of Cannabis at the U.S. Federal Level
Verano operates within states where cannabis use, medical or adult-use or both, has been approved by state and local regulatory bodies. Notwithstanding the permissive regulatory environment of medical, and in some cases also adult-use cannabis at the state level, under U.S. federal law cannabis (other than hemp) is a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in states or territories that have legalized cannabis to some extent, the cultivation, processing, distribution, possession and sale of cannabis violates the Controlled Substances Act. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture.
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

	For the Years Ended December 31,
	2023	2022	2021
			(As Restated)
Revenue, net of discounts
Cultivation (Wholesale)	$347,836	$276,281	$226,858
Retail	741,426	721,279	582,472
Intersegment Eliminations	(150,810)	(118,148)	(71,480)
Total revenue, net of discounts	$938,452	$879,412	$737,850

Depreciation and amortization
Cultivation (Wholesale)	$73,851	$78,120	$54,460
Retail	67,282	63,267	41,784
Total depreciation and amortization	$141,133	$141,387	$96,244

Income taxes
Cultivation (Wholesale)	$44,687	$52,147	$58,601
Retail	100,459	53,323	45,387
Total income taxes	$145,146	$105,470	$103,988

Net income (loss)
Cultivation (Wholesale)	$(1,107)	$(105,135)	$53,191
Retail	(116,241)	(164,029)	(110,698)
Total net income (loss)	$(117,348)	$(269,164)	$(57,507)

	As of December 31,
	2023	2022
Assets
Cultivation (Wholesale)	$1,176,407	$1,135,257
Retail	1,142,338	1,260,798
Total assets	$2,318,745	$2,396,055

Liabilities
Cultivation (Wholesale)	$252,624	$234,687
Retail	826,041	819,818
Total liabilities	$1,078,665	$1,054,505
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
The Company modified the loyalty program in 2022. The modified loyalty program has a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 20% of points will not be redeemed (breakage) prior to their six month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.
As of December 31, 2022, there were approximately 70 million1 points outstanding, with an approximate value of $3,582. As of December 31, 2023, there were approximately 110 million1 points outstanding with an approximate value of $5,781. Such balances are included in accrued liabilities on the Company’s Consolidated Balance Sheets.

[1]Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

17. CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the VIE model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Current Assets	$14,671	$48,952
Non-Current Assets	28,568	72,081
Current Liabilities	30,437	10,193
Non-Current Liabilities	7,614	8,939
Equity attributable to Verano Holdings, Corp.	5,188	101,901
Consolidated Variable Interest Entities

Consolidated VIEs occur when (a) the Company closes an acquisition while the state has not finalized the transfer of the cannabis license or (b) the Company owns an equity interest in a joint venture, which it exercises control over.

Consolidation occurs on the effective date of the purchase agreement, or in the case of joint venture VIEs, on the effective date of a limited liability company agreement governing the applicable joint venture, and a MSA. The MSA grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. The MSA also allows Verano to limit distributions of the entity at Verano’s discretion. Certain states may limit the distribution or transfer of cash until license transfer.

The Company has entered into financing arrangements with certain VIEs to provide funding for potential capital expenditures including, but not limited to, the construction of dispensaries and other facilities.

Verano applies ASC 810-10-15 to determine control of the legal entity. With respect to VIEs acquired via acquisition, the purchase agreements limit the sellers involvement in future operations, and their risks of loss. With respect to joint venture VIEs, the limited liability company agreements limit the partners’ involvement in future operations and control over financial decisions, including distributions. In addition, Verano enters into an MSA with the legal entity that grants the Company strategic decision-making ability of the business operations.

The Company is involved in all qualitative and quantitative aspects of the entity, such as but not limited to, software choices, procurement, staffing and payroll, advertising, and use of cash flow. With respect to VIEs acquired via acquisition, the Company absorbs all risk of loss and receives expected future returns based on the purchase agreement and MSA, resulting in Verano being the primary beneficiary.

Verano does not fully own all entities consolidated under ASC 810 and recorded a non-controlling interest for such non-owned portion in the Consolidated Financial Statements.

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
For the Company’s long-term debt (which consist of credit facilities and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt at December 31, 2023 and December 31, 2022 was $445,642 and $413,004, which includes $52,005 and $24,464, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$174,760	$—	$—	$174,760
Investments	2,294	—	—	2,294
Acquisition Consideration Payable	—	—	(3,915)	(3,915)
Total	$177,054	$—	$(3,915)	$173,139

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$84,851	$—	$—	$84,851
Investments	1,805	—	—	1,805
Acquisition Consideration Payable	—	—	(18,262)	(18,262)
Total	$86,656	$—	$(18,262)	$68,394
As of December 31, 2023 and 2022, the Company held publicly traded shares of $2,294 and $1,805, respectively, which is included in other assets in the accompanying Consolidated Balance Sheets, and is a Level 1 financial instrument.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

19. SUBSEQUENT EVENTS
2022 Credit Facility
On January 31, 2024, the Company provided Chicago Atlantic Admin, LLC with notice of its intent to make a voluntary prepayment of outstanding principal and interest under the 2022 Credit Facility in the amount of $50,000 on April 30, 2024.