Form 10-Q
period 2024-03-31
Verano Holdings Corp.
filed 2024-05-08
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

N/A
(Former name, former address and former fiscal year, if changes since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
i

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, the registrant had 344,163,149 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

ii

i

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
•the taxation of cannabis companies in the U.S., including the impact of Section 280E of the Internal Revenue Code of 1986, as amended; and
•other risks described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on March 15, 2024, as more particularly described under the heading “Item 1A. Risk Factors” therein.
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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$193,799	$174,760
Accounts Receivable, net	41,926	38,981
Held for Sale Assets	1,670	1,955
Inventory	166,175	155,768
Prepaid Expenses and Other Current Assets	15,209	22,732

Total Current Assets	418,779	394,196

Property, Plant and Equipment, net	499,142	501,304
Right of Use Assets, net	91,949	93,459
Intangible Assets, net	1,063,359	1,086,146
Goodwill	231,291	231,291
Deposits and Other Assets	10,500	12,349

TOTAL ASSETS	$2,315,020	$2,318,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$28,310	$31,281
Accrued Liabilities	61,302	66,766
Income Tax Payable	258,067	248,471
Current Portion of Lease Liabilities	9,889	9,750
Current Portion of Debt	53,412	52,005
Acquisition Consideration Payable	3,995	3,915

Total Current Liabilities	414,975	412,188

Long-Term Liabilities:
Debt, net of Current Portion	391,274	393,637
Lease Liabilities, net of Current Portion	86,368	87,397
Deferred Income Taxes	180,250	182,215
Other Long-Term Liabilities	3,237	3,228

Total Long-Term Liabilities	661,129	666,477

TOTAL LIABILITIES	$1,076,104	$1,078,665

SHAREHOLDERS’ EQUITY	1,238,916	1,240,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,315,020	$2,318,745
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues, net of Discounts	$221,306	$227,060
Cost of Goods Sold, net	108,346	117,875

Gross Profit	112,960	109,185

Selling, General, and Administrative Expenses	90,289	75,243

Loss from Investments in Associates	—	(160)

Income from Operations	22,671	33,782

Other Income (Expense):
Gain (Loss) on Disposal of Property, Plant and Equipment	(143)	67
Loss on Debt Extinguishment	—	(663)
Interest Expense, net	(15,114)	(15,906)
Other Income (Expense), net	(759)	1,803

Total Other Income (Expense), net	(16,016)	(14,699)

Income Before Provision for Income Taxes and Non-Controlling Interest	6,655	19,083

Provision For Income Taxes	(11,477)	(28,320)

Net Loss Before Non-Controlling Interest	(4,822)	(9,237)

Net Income Attributable to Non-Controlling Interest	—	—
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(4,822)	$(9,237)

Net Loss per share – basic & diluted	(0.01)	(0.03)

Basic & Diluted – weighted average shares outstanding	344,083,000	341,478,860
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity ($ in Thousands)

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2023	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

Share-based compensation	117,948	506	—	—	—	506

Issuance of shares to relieve liability obligations, net	603,396	3,653	—	—	—	3,653

Foreign Currency Translation Adjustment	—	—	(1)	—	—	(1)

Contingent consideration & other adjustments to purchase accounting	1,625,546	—	—	—	—	—

Net Loss	—	—	—	(9,237)	—	(9,237)

Balance as of March 31, 2023	342,330,264	$1,670,116	$(9)	$(333,636)	$—	$1,336,471

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2024	344,074,096	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

Share-based compensation	57,872	3,643	—	—	—	3,643

Issuance of shares to relieve liability obligations, net	—	—	—	—	—	—

Foreign Currency Translation Adjustment	—	—	15	—	—	15

Contingent consideration & other adjustments to purchase accounting	31,181	—	—	—	—	—

Net Loss	—	—	—	(4,822)	—	(4,822)

Balance as of March 31, 2024	344,163,149	$1,685,483	$2	$(446,569)	$—	$1,238,916
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) attributable to Verano Holdings Corp. and Subsidiaries	$(4,822)	$(9,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,552	35,056
Right of use assets amortization	2,934	2,609
Non-cash interest expense	112	593
(Gain) Loss on disposal of property, plant and equipment	143	(67)
Loss on debt extinguishment	—	663
Unrealized (gain) loss on marketable securities	(693)	256
Decrease in fair value of contingent consideration	—	(3,466)
Stock based compensation	3,928	544
Other, net	1,778	1,193
Changes in operating assets and liabilities:
Accounts receivable	(3,232)	(1,670)
Inventory	(9,998)	10,885
Accounts payable	(4,031)	(11,316)
Income tax payable	9,597	(5,018)
Other assets, net	10,065	1,023
Other liabilities, net	(10,292)	(5,186)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,041	16,862

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,699)	(8,555)
Proceeds from disposal of assets	—	1,830
NET CASH USED IN INVESTING ACTIVITIES	(9,699)	(6,725)

CASH FLOW FROM FINANCING ACTIVITIES
Acquisition of business, net of cash acquired	$(32)	$(500)
Proceeds from issuance of debt	—	23,710
Principal repayments of debt	(2,150)	(22,759)
Debt issuance costs paid	—	(309)
Other financing activities	(136)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,318)	142

NET INCREASE IN CASH AND CASH EQUIVALENTS	$19,024	$10,279

Effects of exchange rate fluctuations on cash and cash equivalents	$15	$(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$174,760	$84,851

CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,799	$95,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid, net	$15,002	$15,313
Issuance of shares to relieve liability obligations, net	—	3,653
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
The Company’s Class A subordinate voting shares, no par value (the “Subordinate Voting Shares”) are listed on Cboe Canada ("Cboe") under the ticker symbol “VRNO” and are quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNOF”.
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars, and all references to “C$” refer to Canadian dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 (the "2023 Annual Audited Financials"), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2024 (the "Form 10-K"). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification ("ASC") 810 Consolidation. The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated balance sheet as of December 31, 2023 contained in the 2023 Annual Audited Financials included in the Form 10-K.

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
(d)Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2 - Significant Accounting Policies to the 2023 Annual Audited Financials included in the Form 10-K.
(e)Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (losses) attributable to shareholders by the weighted average number of shares (including the Company's Class B proportionate voting shares, no par value (the "Proportionate Voting Shares") on an as converted to Subordinate Voting Shares basis of 100 Subordinate Voting Shares to one Proportionate Voting Share) outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and consequently are not included in the earnings (loss) per share calculations. Diluted income per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all dilutive potential shares.
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three months ended March 31, 2024 and 2023 because their impact would have been anti-dilutive.
(f)Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 - ASC 280 Segment Reporting - Improvements to Reportable Segment Disclosures ("ASC 280"), which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. ASU 280 is effective for annual periods beginning after December 15, 2023 and quarterly periods beginning after December 15, 2024. The Company does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Raw Materials	$3,573	$5,336
Work in Process	121,508	114,620
Packaging and Miscellaneous	8,327	7,899
Finished Goods	32,767	27,913

Total Inventory	$166,175	$155,768
During the year ended December 31, 2023, the Company classified Packaging and Miscellaneous as a component of Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of December 31, 2023. Packaging and Miscellaneous has been reclassified to Inventory in the Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2024, to better reflect the character of the underlying assets. Prior periods have been reclassified to conform to the current period presentation.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Land	$30,934	$30,934
Buildings and Improvements	194,274	194,274
Furniture and Fixtures	20,031	19,884
Computer Equipment and Software	26,912	25,861
Leasehold Improvements	232,904	230,877
Tools and Equipment	90,374	90,386
Vehicles	4,390	4,373
Assets Under Construction (1)	47,204	39,844

Total Property, Plant and Equipment, Gross	647,023	636,433
Less: Accumulated Depreciation	(147,881)	(135,129)

Total Property, Plant and Equipment, Net	$499,142	$501,304
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended March 31, 2024 and March 31, 2023, depreciation expense included in costs of goods sold totaled $8,724 and $8,524, respectively. For the three months ended March 31, 2024 and March 31, 2023, depreciation expense included in selling, general, and administrative expense totaled $4,041 and $3,667, respectively.

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
As of March 31, 2024, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2024	$1,269,326	$54,166	$6,431	$1,329,923
Balance as of March 31, 2024	$1,269,326	$54,166	$6,431	$1,329,923

Accumulated Amortization
Balance as of January 1, 2024	225,751	15,001	3,025	243,777
Amortization	21,173	1,355	259	22,787
Balance as of March 31, 2024	$246,924	$16,356	$3,284	$266,564

Net Book Value
Balance as of January 1, 2024	1,043,575	39,165	3,406	1,086,146
Balance as of March 31, 2024	$1,022,402	$37,810	$3,147	$1,063,359
The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2024:

Year Ending December 31,	Estimated Amortization
2024 (Remaining)	$68,361
2025	91,149
2026	90,434
2027	90,360
2028	90,342
Thereafter	632,713
Total	$1,063,359
The changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2024 were as follows:

	January 1, 2024	Impairment	Adjustments to purchase price allocation	Acquisitions	March 31, 2024
Cultivation	$49,318	$—	$—	$—	$49,318
Retail	181,973	—	—	—	181,973
Total	$231,291	$—	$—	$—	$231,291

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
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
Numerator
Net Loss attributable to Verano Holdings Corp.	$(4,822)	$(9,237)

Denominator
Basic
Weighted-average shares outstanding – basic	344,083,000	341,478,860

Diluted
Weighted-average shares outstanding – diluted	344,083,000	341,478,860

Net Loss per share - basic & diluted	(0.01)	(0.03)
Potentially dilutive securities of approximately 4,580,744 and 365,774 for the three months ended March 31, 2024 and March 31, 2023, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
WSCC, Inc.
On July 6, 2021, Verano entered into a merger agreement to acquire 100% of the equity interests of WSCC, Inc (“Sierra Well”). Sierra Well held cannabis licenses that allow it to cultivate, produce and sell medical and recreational cannabis products in the state of Nevada, including sales through its retail dispensaries located in Carson City and Reno. The transaction closed on September 7, 2022.
During the quarter ended March 31, 2024, the Company paid cash consideration of $32 and issued 31,181 Subordinate Voting Shares to the former shareholders of Sierra Well, which had been held back to secure indemnification obligations of such shareholders. As of March 31, 2024, all consideration related to the acquisition has been paid.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of March 31, 2024 and December 31, 2023 debt consisted of the following:

	March 31, 2024	December 31, 2023
Credit Facility	$347,900	$348,950
Secured Promissory Notes	1,567	1,582
Mortgage Loans	110,257	111,221
Vehicle and Equipment Loans	961	1,081
Unamortized Debt Issuance Costs	(15,999)	(17,192)

Total Debt	$444,686	$445,642

Less: Current Portion of Debt	53,412	52,005

Total Long-Term Debt, net	$391,274	$393,637
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
The 2022 Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens that are not otherwise permitted, and the ability to enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. Additionally, the 2022 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.
As of March 31, 2024, the Company was in compliance with such covenants.

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
(a)Issued and Outstanding
As of March 31, 2024, the Company had 344,163,149 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)
Options
The Company had 37,711 fully vested and exercisable options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, with a weighted average exercise price of C$30.11 and a weighted average remaining contractual life of 6.86 years as of March 31, 2024.
1,245 fully vested options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, were cancelled during the three months ended March 31, 2024 due to termination of employment. No options were granted or forfeited during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, there were no in-the-money options.
RSUs
The following table summarizes the number of unvested RSU awards as of March 31, 2024 and December 31, 2023 and the changes during the three months ended March 31, 2024:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2023	8,812,537	4.72
Granted	77,575	8.00
Forfeited	173,100	4.52
Vested	58,214	11.83
Unvested RSUs at March 31, 2024	8,658,798	4.72
The stock-based compensation expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Stock Options	$—	$76
Restricted Stock Units	3,928	468
Total Stock Based Compensation Expense	$3,928	$544

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Income before Income Taxes	$6,655	$19,083
Income Tax Expense	(11,477)	(28,320)
Effective Tax Rate	172%	148%
The effective tax rates for the three months ended March 31, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $(236) and $4,847 were recorded during the three months ended March 31, 2024 and 2023, respectively. Discrete items recorded during the three months ended March 31, 2024 and 2023 primarily relate to penalties and interest on unpaid tax liabilities, impacts of prior period return to provision adjustments, remeasurement of deferred taxes for state tax rate changes, and book remeasurement adjustments not recognized for tax purposes.
Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) Section 280E, under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under Section 280E of the Code. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and the Company's effective tax rates are well in excess of statutory tax rates.
Taxes paid during the three months ended March 31, 2024 and 2023 were $9,585 and $36,394, respectively.

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
During the three months ended March 31, 2024 and 2023, the Company recorded approximately $4,999 and $4,313 in operating lease expense, respectively, of which $114 and $206 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term - years	8.09	8.19
Weighted average discount rate	9.62%	9.52%
Maturities of lease liabilities for operating leases as of March 31, 2024 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2024 (Remaining)	$13,680
2025	18,099
2026	17,096
2027	16,435
2028	15,876
Thereafter	61,412

Total Lease Payments	142,598

Less: Imputed Interest	(46,341)

Present Value of Lease Liability	$96,257

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2024, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
On January 31, 2022, the Company entered into an Arrangement Agreement (the "GGH Arrangement Agreement") with Goodness Growth Holdings, Inc. ("GGH"), pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH’s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, on November 14, 2022, the Company filed a counterclaim asserting that GGH owes it a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. As of March 31, 2024, both the Company and GGH are engaged in ongoing discovery efforts. Please see Note 17 - Subsequent Events for an update on this matter. The Company can provide no guarantees or assurances that it will prevail or settle this lawsuit or its counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on its business, results of operations and financial condition.
(b)Contingencies
During the first quarter of 2023, the Company discovered a potential liability related to a previous acquisition that was deemed to be both probable and estimable. Per ASC 450 Contingencies, when both of these criteria are present, a contingent liability should be recorded. Based on this, the Company recorded a corresponding charge in Other Income, net of $1,893 for the three months ended March 31, 2023.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER (Continued)
(c)Illegality of Cannabis at the U.S. Federal Level
Verano operates within states where cannabis use, medical or adult use or both, has been approved by state and local regulatory bodies. Notwithstanding the permissive regulatory environment of medical, and in some cases also adult use cannabis at the state level, under U.S. federal law cannabis (other than hemp) is a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in states or territories that have legalized cannabis to some extent, the cultivation, processing, distribution, possession and sale of cannabis violates the Controlled Substances Act. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture.
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

	For the Three Months Ended March 31,
	2024	2023
Revenue, net of Discounts
Cultivation (Wholesale)	$85,906	$80,267
Retail	168,588	184,242
Intersegment Eliminations	(33,188)	(37,449)
Total Revenue, net of Discounts	221,306	227,060

Gross Profit
Cultivation (Wholesale)	24,186	10,824
Retail	88,774	98,361
Total Gross Profit	112,960	109,185

Depreciation and Amortization
Cultivation (Wholesale)	19,088	18,522
Retail	16,464	16,534
Total Depreciation and Amortization	35,552	35,056

Income taxes
Cultivation (Wholesale)	5,907	10,257
Retail	5,570	18,063
Total Income Taxes	11,477	28,320
The following table reconciles gross profit to consolidated income before provision for income taxes.

	For the Three Months Ended March 31,
	2024	2023
Gross Profit	112,960	109,185
Selling, General, and Administrative Expenses	(90,289)	(75,243)
Loss from Investments in Associates	—	(160)
Total Other Income (Expense), net	(16,016)	(14,699)
Income Before Provision for Income Taxes	6,655	19,083

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
The Company modified the loyalty program in 2022. The modified loyalty program has a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 20% of points will not be redeemed (breakage) prior to their six-month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.
As of December 31, 2023, there were approximately 110,000,0001 points outstanding with an approximate value of $5,781. As of March 31, 2024, there were approximately 114,000,0001 points outstanding with an approximate value of $6,015. Such balances are included in accrued liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity ("VIE") model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Current Assets	$8,857	$14,671
Non-Current Assets	26,730	28,568
Current Liabilities	30,915	30,437
Non-Current Liabilities	7,477	7,614
Equity attributable to Verano Holdings Corp.	(2,805)	5,188
Consolidated Variable Interest Entities
Consolidated VIEs occur when (a) the Company closes an acquisition while the state has not finalized the transfer of the cannabis license or (b) the Company owns an equity interest in a joint venture, which it exercises control over.
Consolidation occurs on the effective date of the purchase agreement, or in the case of joint venture VIEs, on the effective date of a limited liability company agreement governing the applicable joint venture, and an MSA. The MSA grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. The MSA or the limited liability company agreement also allows Verano to limit distributions of the entity at Verano’s discretion. Certain states may limit the distribution or transfer of cash until license transfer.
The Company has entered into financing arrangements with certain VIEs to provide funding for potential capital expenditures including, but not limited to, the construction of dispensaries and other facilities.
The Company applies ASC 810-10-15 to determine control of the legal entity. With respect to VIEs acquired via acquisition, the purchase agreements limit the sellers involvement in future operations, and their risks of loss. With respect to joint venture VIEs, the limited liability company agreements limit the partners’ involvement in future operations and control over financial decisions, including distributions. In addition, Verano enters into an MSA with the legal entity that grants the Company strategic decision-making ability of the business operations.
The Company is involved in all qualitative and quantitative aspects of each consolidated VIE, such as but not limited to, software choices, procurement, staffing and payroll, advertising, and use of cash flow. With respect to VIEs acquired via acquisition, the Company absorbs all risk of loss and receives expected future returns based on the purchase agreement and MSA, resulting in Verano being the primary beneficiary.
Verano does not fully own all entities consolidated under ASC 810 and records a non-controlling interest for such non-owned portion in the Unaudited Interim Condensed Consolidated Financial Statements. The income of less-than-wholly owned entities is attributed to non-controlling interest and Verano based on the contractual arrangements between the other interest holders and Verano, or, in the absence of contractual arrangements, on a pro rata basis based on relative ownership percentage. As an exception to the aforementioned attribution method, during periods in which a less-than-wholly owned entity records an accumulated deficit, the net losses of the less-than-wholly owned subsidiary are, generally, attributed entirely to Verano.

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
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of March 31, 2024 and December 31, 2023 was $444,686 and $445,642, which included $53,412 and $52,005, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$193,799	$—	$—	$193,799
Investments	2,988	—	—	2,988
Acquisition Consideration Payable	—	—	(3,995)	(3,995)
Total	$196,787	$—	$(3,995)	$192,792

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$174,760	$—	$—	$174,760
Investments	2,294	—	—	2,294
Acquisition Consideration Payable	—	—	(3,915)	(3,915)
Total	$177,054	$—	$(3,915)	$173,139
As of March 31, 2024, the Company held publicly traded shares of $2,988 which is included in other assets in the accompanying Condensed Consolidated Balance Sheet, and is a Level 1 financial instrument.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16.RELATED PARTY TRANSACTIONS
2022 Credit Agreement
George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.
Two Pointo

In October 2022, the Company entered into a conditional management and services agreements with each of Americana Dream, LLC and Green Therapy, LLC, operators of dispensaries in Illinois pursuant to social equity licenses issued by Illinois regulatory authorities (together, the “LLCs”), and in 2023 the Company received an aggregate of $10 for services rendered under the agreements. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amounts of $424, net of discounts, in the first quarter of 2023 and $854, net of discounts, for the first quarter of 2024. Two Pointo, LLC (“Two Point”) has contractual rights to purchase ownership interests in the LLCs and associated entities, subject to submitting a request for and receiving applicable Illinois regulatory approvals and other conditions. The existing owners of the LLCs and associated entities will maintain ownership interests together with Two Point. In 2023, Darren Weiss, the Company’s President, received in connection with application support services rendered to an LLC in 2019, (i) a 2.73% profit interest in Two Point subject to Two Point’s purchase of ownership interests in the LLCs, and (ii) a profit interest in Two Point of 0.30%, and David Spreckman, the Company’s Chief Marketing Officer, received a profit interest in Two Point of 0.30% for services. All profit interests issued to Messrs. Weiss and Spreckman were voluntarily forfeited in 2024 as if they were never granted. Maria Fragias, an immediate family member of George Archos, the Company’s Chief Executive Officer, is the beneficiary of a trust that holds a 7.92% ownership interest and a 3.95% profit interest in Two Point. None of the trust or such persons has received any distributions, payments, or proceeds from Two Point. As of March 31, 2024, and December 31, 2023, the amounts due from the LLCs and two associated entities were $783 and $443, respectively.

Leases

The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 in the first quarter of 2023 and $46 during the first quarter of 2024, which payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.

The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $90 in the first quarter of 2023 and $91 during the first quarter of 2024, which payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

17.SUBSEQUENT EVENTS
On April 30, 2024, the Company made a voluntary prepayment of the outstanding principal and interest under the 2022 Credit Facility in the amount of $50,000 plus a $1,000 prepayment premium. In connection with such voluntary prepayment, liens over certain collateral pledged by the Company were released and certain subsidiaries of the Company were released as “Credit Parties” under the 2022 Credit Facility.

On May 2, 2024, GGH filed an application with the Supreme Court of British Columbia seeking an order granting summary trial in the ongoing litigation between the Company and GGH regarding the GGH Arrangement Agreement. In the application, GGH stated it is seeking $860,900 in damages, plus costs and interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three months ended March 31, 2024 and March 31, 2023. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three months ended March 31, 2024 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2023, 2022 and 2021 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” above and “Risk Factors” in Part I, Item 1A. "Risk Factors" in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning customers. As of May 6, 2024, through our subsidiaries and affiliates we operate businesses in 13 states, including 139 retail dispensaries and 14 production facilities with over 1,000,000 square feet of cultivation capacity. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult-use markets, including through Cabbage Club, an annual membership program offering exclusive benefits for cannabis consumers.

Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult-use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult-use (i.e. recreational) cannabis, and 11 states allow the use of low tetrahydrocannabinol and high cannabidiol products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult-use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.
Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing cannabis brands and products at scale. Our cultivation, processing and wholesale distribution of cannabis consumer packaged goods are designed to support our national retail dispensary chains, and to develop and foster long-term wholesale supply relationships with third-party retail dispensary operators. Our strategy includes geographic diversity by establishing a footprint to enable us to adapt to changes in both industry and market conditions.

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 and (ii) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance.
Three Months Ended March 31, 2024, as Compared to Three Months Ended March 31, 2023

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change
Revenues, net of discounts	$221,306	$227,060	$(5,754)
Gross Profit	112,960	109,185	3,775
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	(4,822)	(9,237)	4,415
Net Loss per share – basic & diluted	(0.01)	(0.03)	0.02
Revenues, net of discounts
Revenues, net of discounts, for the three months ended March 31, 2024 was $221,306, a decrease of $(5,754) or (2.5)%, compared to revenue of $227,060 for the three months ended March 31, 2023. Key performance drivers for retail revenue for the quarter were primarily driven by market expansion into the Maryland adult-use market which began permitting adult-use sales during July 2023, and new Zen Leaf™ store openings in the Connecticut market during the third and fourth quarters of 2023. During the three months ended March 31, 2024, the Company opened two new stores, one in Florida and one in Pennsylvania. Additionally, consistent with other multi-state cannabis operators, the Company has seen increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois. Retail revenue for the three months ended March 31, 2024 was approximately 66.2% of total revenue compared to 69.7% of total revenue for the three months ended March 31, 2023, in each case, excluding intersegment eliminations. Key performance drivers for cultivation (wholesale) revenues were increased third-party wholesale sales in the New Jersey market and increased adult-use third-party wholesale sales in the Maryland market, both, of which attributed to increased production output and sales of cannabis flower and cannabis related products, when compared to the three months ended March 31, 2023. Cultivation (wholesale) revenue for the three months ended March 31, 2024 was 33.8% of total revenue compared to 30.3% of total revenue for the three months ended March 31, 2023, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the three months ended March 31, 2024 was $112,960, representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 51.0%. This is compared to gross profit for the three months ended March 31, 2023 of $109,185, which represented a 48.1% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was attributable to higher third-party wholesale sales of Verano products, which was partially offset by increased competition and continued pricing pressure in the retail markets.
Net Loss
Net Loss attributable to the Company for the three months ended March 31, 2024 was $(4,822), a decrease of $4,415, compared to a net loss of $(9,237) for the three months ended March 31, 2023. The decrease in net loss was largely driven by an overall decrease in the provision for income taxes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change
Cost of Goods Sold, net	$108,346	$117,875	$(9,529)

Selling, General, and Administrative Expenses	90,289	75,243	15,046

Other Income (Expense)	(16,016)	(14,699)	(1,317)

Provision for Income Taxes	(11,477)	(28,320)	16,843
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net for the three months ended March 31, 2024 was $108,346, a decrease of $(9,529) or (8.1)%, as compared to the three months ended March 31, 2023. The decrease was primarily driven by decreased top-line revenue within the retail markets due to pricing pressure in select markets, partially offset by increased wholesale sales of Verano products to third-parties in select markets, specifically in the New Jersey adult-use market.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2024 were $90,289, an increase of $15,046 or 20.0%, compared to SG&A expenses of $75,243 for the three months ended March 31, 2023. SG&A expenses as a percentage of revenue was 40.8% and 33.1% for the three months ended March 31, 2024, and March 31, 2023, respectively. The increase was primarily due to a $6,405 increase in salaries and benefits, due to increased headcounts related to new store openings, and a $7,711 increase in general and administrative expenses primarily driven by enhancements in processes and technology, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Additionally, SG&A expenses for the three months ended March 31, 2023 included lower stock based compensation expense compared to the three months ended March 31, 2024, driven by a prior period expense acceleration benefit during the three months ended March 31, 2023 and lower award grants during the three months ended March 31, 2023.
Other Income (Expense)
Other income (expense) for the three months ended March 31, 2024, was $(16,016), a decrease of $1,317 as compared to the three months ended March 31, 2023. The other income (expense) increase was primarily due to less earn out activity during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended March 31, 2024, was $(11,477), a decrease of $16,843 or (59.5)% primarily due to impacts of prior period return to provision adjustments and a decrease in pre-tax earnings when compared to the three months ended March 31, 2023.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	% Change
Revenues, net of Discounts
Cultivation (Wholesale)	$85,906	$80,267	7.0%
Retail	168,588	184,242	(8.5)%
Intersegment Eliminations	(33,188)	(37,449)	(11.4)%
Total Revenues, net of Discounts	$221,306	$227,060	(2.5)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $85,906 for the three months ended March 31, 2024, an increase of $5,639 or 7.0%, compared to the three months ended March 31, 2023, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by increased third-party wholesale sales in the New Jersey market coupled with increased adult-use third-party wholesale sales in the Maryland market, both, of which attributed to increased production output of cannabis flower and cannabis related products.
Revenues, net of discounts for the retail segment were $168,588 for the three months ended March 31, 2024, a decrease of $(15,654) or (8.5)%, compared to the three months ended March 31, 2023, in each case, excluding intersegment eliminations. The decrease in retail revenues, net of discounts, was primarily driven by increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois. Additionally, continued pricing pressure contributed to the decrease in revenues, net of discounts, when comparing the three months ended March 31, 2024 to the three months ended March 31, 2023.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended March 31, 2024, approximately 33.8% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 66.2% from the retail business, excluding intersegment eliminations. For the three months ended March 31, 2023, approximately 30.3% of revenue was generated from the cultivation (wholesale) business and approximately 69.7% from the retail business.
Gross Profit
Gross profit is revenue less cost of goods sold, net. Cost of goods sold, net includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cannabis costs are affected by various state regulations that limits the sourcing and procurement of cannabis products, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross profit margin measures the Company’s gross profit as a percentage of revenue.
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

Total Expenses
Total expenses, other than the cost of goods sold, consist of selling costs to support customer relationships and to deliver product to the Company’s retail stores. It also includes a significant investment in the corporate infrastructure required to support ongoing business.
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
SG&A expenses also include costs incurred at the Company’s corporate offices, primarily related to back-office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and professional service costs. Going forward, SG&A expenses are expected to continue in line with the Company’s expansion plans. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to these expansion plans and anticipates stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a public-reporting company and publicly traded in Canada and a public-reporting company in the U.S.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of March 31, 2024 and December 31, 2023, the Company had total current liabilities of $414,975 and $412,188, respectively. As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $193,799 and $174,760, respectively, to meet its current obligations. The Company had working capital of $3,804 as of March 31, 2024, an increase of working capital of $21,796 as compared to December 31, 2023. This increase in working capital was primarily driven by increased cash flow from operations of $31,041 during the three months ended March 31, 2024.
The Company is an early-stage growth company, generating cash from revenues and deploying its capital to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital is primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, and investor and industry relations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. While inflation and higher interest rates have not yet materially impacted the Company’s business, results of operations or financial statements, given current inflation and the uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its operations and expansion plans.
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
Our long-term liquidity requirements consist primarily of completing additional acquisitions, scheduled debt payments, future payments of income tax payables, maintaining and expanding our operations and other general business needs. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. We believe that the foregoing sources of capital will provide sufficient funds for our operations, anticipated expansion and scheduled debt payments for the long-term. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and our ability to obtain debt or equity financing on acceptable terms.

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
As of March 31, 2024, the Company was in compliance with such financial covenants.
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

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023	$ Change
Net Cash Provided by Operating Activities	$31,041	$16,862	$14,179
Net Cash Used in Investing Activities	$(9,699)	$(6,725)	$(2,974)
Net Cash Provided by (Used In) Financing Activities	$(2,318)	$142	$(2,460)
Cash flows from Operating Activities. During the three months ended March 31, 2024 and 2023, the Company had net cash inflows of $31,041 and $16,862, respectively. The $14,179 increase was mainly driven by a decrease in income taxes coupled with the tax payments made during the three months ended March 31, 2024.

Cash Flows from Investing Activities. During the three months ended March 31, 2024 and 2023, the Company had net cash outflows of $(9,699) and $(6,725), respectively. The $2,974 increase in net cash outflows during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is partially driven by purchases of property, plant and equipment of $(9,699) during the three months ended March 31, 2024, compared to purchases of property, plant and equipment of $(8,555) during the three months ended March 31, 2023. Additionally, proceeds from the disposal of property, plant and equipment of $1,830 during the three months ended March 31, 2023 attributed to the increase in net cash outflows when compared to March 31, 2024.

Cash Flows from Financing Activities. During the three months ended March 31, 2024 and 2023, the Company had net cash outflows of $(2,318) and net cash inflows of $142, respectively. The $(2,460) decrease was driven by proceeds from the issuance of debt of $23,710, partially offset by principal repayments of debt of $(22,759) during the three months ended March 31, 2023, For the three months ended March 31, 2024 principal repayments of debt totaled $(2,150).

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk disclosures as set forth in Part II, Item 7A of the Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2024, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures due to the material weaknesses in internal control over financial reporting identified as of December 31, 2023 and as described in Item 9A. Controls and Procedures in the Form 10-K. We believe, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting

We previously identified and disclosed material weaknesses in internal control over financial reporting as described in Item 9A. Controls and Procedures in the Form 10-K. These material weaknesses are currently in the process of being remediated, as of March 31, 2024. Other than the previously identified and disclosed plans to remediate the material weaknesses in internal control over financial reporting as described in Item 9A. Controls and Procedures in the Form 10-K, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company may be subject to legal proceedings, claims, investigations and government inquiries in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties.

Please see the Notes to the Unaudited Interim Condensed Consolidated Financial Statements, Note 11 – Contingencies and Other – Claims and Litigation, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
Part I, Item 1A. “Risk Factors” in our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in the Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Subordinate Voting Shares

On March 19, 2024, pursuant to a merger agreement, the Company issued 31,181 Subordinate Voting Shares to the previous shareholders of WSCC, Inc, which were held back to secure indemnity obligations in connection with the Company's acquisition of WSCC, Inc. All of such Subordinate Voting Shares were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506(b) promulgated under the Securities Act of 1933, because (i) the issuance were not made by general solicitation or advertising and (ii) the issuances were made only to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

On March 28, 2024, Destiny Thompson, the Company’s Chief People Officer, terminated a prearranged share trading plan, which was intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions. On October 9, 2023, Cristina Nuñez, a director of the Company, terminated a prearranged share trading plan, which was intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

10.1*	Cash Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2024 (File No. 000-56342) and incorporated herein by reference).

10.2*	Form of Cash Award Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 26, 2024 (File No. 000-56342) and incorporated herein by reference).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
*    Previously filed.
**    Filed herewith
***     Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 8, 2024

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Brett Summerer
Name:	Brett Summerer
Title:	Chief Financial Officer