Form 10-Q
period 2024-06-30
Verano Holdings Corp.
filed 2024-08-07
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, the registrant had 346,417,144 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$130,052	$174,760
Accounts Receivable, net	43,206	38,981
Held for Sale Assets	220	1,955
Inventory	169,361	155,768
Prepaid Expenses and Other Current Assets	14,724	22,732

Total Current Assets	357,563	394,196

Property, Plant and Equipment, net	507,447	501,304
Right of Use Assets, net	90,898	93,459
Intangible Assets, net	1,040,572	1,086,146
Goodwill	231,291	231,291
Deposits and Other Assets	11,282	12,349

TOTAL ASSETS	$2,239,053	$2,318,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$25,203	$31,281
Accrued Liabilities	65,778	66,766
Income Tax Payable	251,242	248,471
Current Portion of Lease Liabilities	10,207	9,750
Current Portion of Debt	4,055	52,005
Acquisition Consideration Payable	4,106	3,915

Total Current Liabilities	360,591	412,188

Long-Term Liabilities:
Debt, net of Current Portion	391,723	393,637
Lease Liabilities, net of Current Portion	86,778	87,397
Deferred Income Taxes	174,790	182,215
Other Long-Term Liabilities	3,779	3,228

Total Long-Term Liabilities	657,070	666,477

TOTAL LIABILITIES	$1,017,661	$1,078,665

SHAREHOLDERS’ EQUITY	1,221,392	1,240,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,239,053	$2,318,745
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net of Discounts	$222,390	$234,115	$443,696	$461,175
Cost of Goods Sold, net	108,050	118,924	216,396	236,799

Gross Profit	114,340	115,191	227,300	224,376

Selling, General, and Administrative Expenses	87,074	84,660	177,363	159,908

Loss from Investments in Associates	—	(101)	—	(261)

Income from Operations	27,266	30,430	49,937	64,207

Other Income (Expense):
Loss on Disposal of Property, Plant and Equipment	—	(388)	(143)	(322)
Loss on Debt Extinguishment	(3,068)	—	(3,068)	(663)
Interest Expense, net	(14,237)	(14,013)	(29,351)	(29,918)
Other Income (Expense), net	(1,195)	(1,411)	(1,954)	397

Total Other Income (Expense), net	(18,500)	(15,812)	(34,516)	(30,506)

Income Before Provision for Income Taxes	8,766	14,618	15,421	33,701

Provision For Income Taxes	(30,530)	(27,679)	(42,007)	(55,999)

Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(21,764)	$(13,061)	$(26,586)	$(22,298)

Net Loss per share – basic & diluted	$(0.06)	$(0.04)	$(0.08)	$(0.07)

Basic & Diluted – weighted average shares outstanding	345,020,397	342,533,911	345,483,701	342,006,385
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity ($ in Thousands)

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total
Balance as of April 1, 2023	342,330,264	$1,670,116	$(9)	$(333,636)	$1,336,471

Share-based compensation	824,625	3,976	—	—	3,976

Issuance of shares to relieve liability obligations	212,625	(1,043)	—	—	(1,043)

Foreign Currency Translation Adjustment	—	—	1	—	1

Net Loss	—	—	—	(13,061)	(13,061)

Balance as of June 30, 2023	343,367,514	$1,673,049	$(8)	$(346,697)	$1,326,344

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total
Balance as of April 1, 2024	344,163,149	$1,685,483	$2	$(446,569)	$1,238,916

Share-based compensation	2,253,995	4,240	—	—	4,240

Foreign Currency Translation Adjustment	—	—	—	—	—

Contingent consideration & other adjustments to purchase accounting	—	—	—	—	—

Net Loss	—	—	—	(21,764)	(21,764)

Balance as of June 30, 2024	346,417,144	$1,689,723	$2	$(468,333)	$1,221,392
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity (Continued) ($ in Thousands)

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total
Balance as of January 1, 2023	339,983,374	$1,665,957	$(8)	$(324,399)	$1,341,550

Share-based compensation	942,573	4,482	—	—	4,482

Issuance of shares to relieve liability obligations, net	816,021	2,610	—	—	2,610

Foreign Currency Translation Adjustment	—	—	—	—	—

Contingent consideration & other adjustments to purchase accounting	1,625,546	—	—	—	—

Net Loss	—	—	—	(22,298)	(22,298)

Balance as of June 30, 2023	343,367,514	$1,673,049	$(8)	$(346,697)	$1,326,344

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total
Balance as of January 1, 2024	344,074,096	$1,681,840	$(13)	$(441,747)	$1,240,080

Share-based compensation	2,311,867	7,883	—	—	7,883

Foreign Currency Translation Adjustment	—	—	15	—	15

Contingent consideration & other adjustments to purchase accounting	31,181	—	—	—	—

Net Loss	—	—	—	(26,586)	(26,586)

Balance as of June 30, 2024	346,417,144	$1,689,723	$2	$(468,333)	$1,221,392
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(26,586)	$(22,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,285	70,293
Right of use assets amortization	6,816	5,189
Loss on disposal of property, plant and equipment	143	322
Loss on debt extinguishment	3,068	663
Decrease in fair value of contingent consideration	—	(3,466)
Stock based compensation	8,244	4,292
Other, net	4,799	3,270
Changes in operating assets and liabilities:
Accounts receivable, net	(5,059)	(11,302)
Inventory	(13,633)	19,833
Accounts payable	(9,874)	(8,707)
Income tax payable	2,772	(25,876)
Other assets, net	9,451	5,956
Other liabilities, net	(12,464)	2,571
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,962	40,740

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(28,215)	(16,541)
Proceeds from disposal of assets	—	2,172
NET CASH USED IN INVESTING ACTIVITIES	(28,215)	(14,369)

CASH FLOW FROM FINANCING ACTIVITIES
Acquisition of business, net of cash acquired	(32)	(13,250)
Proceeds from issuance of debt	—	32,167
Principal repayments of debt	(54,302)	(26,876)
Debt issuance costs paid	—	(684)
Payment of debt extinguishment	(1,000)	—
Other financing activities	(136)	—
NET CASH USED IN FINANCING ACTIVITIES	(55,470)	(8,643)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,723)	17,728

Effects of exchange rate fluctuations on cash and cash equivalents	15	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,760	84,851

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,052	$102,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid, net	$26,758	$30,191
Issuance of shares to relieve liability obligations, net	$—	$2,610
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

The Company’s Class A subordinate voting shares, no par value (the “Subordinate Voting Shares”) are listed on Cboe Canada (“Cboe”) under the ticker symbol “VRNO” and are quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNOF”.
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars, and all references to “C$” refer to Canadian dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 (the “2023 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2024 (the “Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated balance sheet as of December 31, 2023 contained in the 2023 Annual Audited Financials included in the Form 10-K.

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
(e)Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (losses) attributable to shareholders by the weighted average number of shares (including the Company's Class B proportionate voting shares, no par value (the “Proportionate Voting Shares”) on an as converted to Subordinate Voting Shares basis of 100 Subordinate Voting Shares to one Proportionate Voting Share) outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and consequently are not included in the earnings (loss) per share calculations. Diluted income per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all dilutive potential shares.
To determine diluted income (loss) per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and six months ended June 30, 2024 and 2023 because their impact would have been anti-dilutive.
(f)Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 - ASC 280 Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 280”), which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. ASU 280 is effective for annual periods beginning after December 15, 2023 and quarterly periods beginning after December 15, 2024. The Company does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Raw Materials	$5,745	$5,336
Work in Process	123,201	114,620
Packaging and Miscellaneous	8,273	7,899
Finished Goods	32,142	27,913

Total Inventory	$169,361	$155,768
During the year ended December 31, 2023, the Company classified Packaging and Miscellaneous as a component of Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of December 31, 2023. Packaging and Miscellaneous has been reclassified to Inventory in the Unaudited Interim Condensed Consolidated Balance Sheets as of June 30, 2024, to better reflect the character of the underlying assets. Prior periods have been reclassified to conform to the current period presentation.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Land	$30,934	$30,934
Buildings and Improvements	194,274	194,274
Furniture and Fixtures	20,540	19,884
Computer Equipment and Software	27,284	25,861
Leasehold Improvements	235,855	230,877
Tools and Equipment	91,839	90,386
Vehicles	4,390	4,373
Assets Under Construction (1)	62,839	39,844

Total Property, Plant and Equipment, Gross	667,955	636,433
Less: Accumulated Depreciation	(160,508)	(135,129)

Total Property, Plant and Equipment, Net	$507,447	$501,304
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended June 30, 2024 and June 30, 2023, depreciation expense included in costs of goods sold totaled $8,830 and $8,532, respectively. For the three months ended June 30, 2024 and June 30, 2023, depreciation expense included in selling, general, and administrative expense totaled $4,116 and $3,840, respectively.
For the six months ended June 30, 2024 and June 30, 2023, depreciation expense included in costs of goods sold totaled $17,554 and $17,056, respectively. For the six months ended June 30, 2024 and June 30, 2023, depreciation expense included in selling, general, and administrative expense totaled $8,157 and $7,507, respectively.

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
As of June 30, 2024, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2024	$1,269,326	$54,166	$6,431	$1,329,923
Balance as of June 30, 2024	$1,269,326	$54,166	$6,431	$1,329,923

Accumulated Amortization
Balance as of January 1, 2024	225,751	15,001	3,025	243,777
Amortization	42,344	2,711	519	45,574
Balance as of June 30, 2024	$268,095	$17,712	$3,544	$289,351

Net Book Value
Balance as of January 1, 2024	1,043,575	39,165	3,406	1,086,146
Balance as of June 30, 2024	$1,001,231	$36,454	$2,887	$1,040,572
The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2024:

Year Ending December 31:	Estimated Amortization
2024 (Remaining)	$45,574
2025	91,149
2026	90,434
2027	90,360
2028	90,342
Thereafter	632,713
Total	$1,040,572
The changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2024 were as follows:

	January 1, 2024	Impairment	Adjustments to purchase price allocation	Acquisitions	June 30, 2024
Cultivation	$49,318	$—	$—	$—	$49,318
Retail	181,973	—	—	—	181,973
Total	$231,291	$—	$—	$—	$231,291

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
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net Loss attributable to Verano Holdings Corp.	$(21,764)	$(13,061)	$(26,586)	$(22,298)

Denominator
Basic
Weighted-average shares outstanding – basic	345,020,397	342,533,911	345,483,701	342,006,385

Diluted
Weighted-average shares outstanding – diluted	345,020,397	342,533,911	345,483,701	342,006,385

Net Loss per share - basic & diluted	$(0.06)	$(0.04)	$(0.08)	$(0.07)
Potentially dilutive securities of approximately 3,833,306 and 3,753,438 for the three and six months ended June 30, 2024, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
During the quarter ended March 31, 2024, the Company paid cash consideration of $32 and issued 31,181 Subordinate Voting Shares to the former shareholders of Sierra Well, which had been held back to secure indemnification obligations of such shareholders. As of June 30, 2024, all consideration related to the acquisition has been paid.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of June 30, 2024, and December 31, 2023 debt consisted of the following:

	June 30, 2024	December 31, 2023

Credit Facility	$296,850	$348,950
Secured Promissory Notes	1,552	1,582
Mortgage Loans	109,291	111,221
Vehicle and Equipment Loans	840	1,081
Unamortized Debt Issuance Costs	(12,755)	(17,192)

Total Debt	$395,778	$445,642

Less: Current Portion of Debt	4,055	52,005

Total Long-Term Debt, net	$391,723	$393,637
Credit Facility
On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto (the “Lenders”), pursuant to which the Lenders advanced the Borrowers a $350,000 senior secured term loan, all of which was used to repay the principal indebtedness outstanding under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
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
As of June 30, 2024, the Company was in compliance with such covenants.
Permitted Partial Optional Prepayment and Lien Release
On April 30, 2024, the Company, made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement and paid $1,000 prepayment premium in connection therewith.
In connection with such Permitted Partial Optional Prepayment, Chicago Atlantic and certain Lenders agreed to (a) release certain Borrowers from their obligations under, and as parties to, the 2022 Credit Agreement and related agreements (the “Released Borrowers”) and (b) release all liens over the Released Borrowers’ property, including real estate, held by Chicago Atlantic for the benefit of the Lenders, in each case, pursuant to a limited consent and waiver, dated as of April 29, 2024, by and among the Borrowers, certain of the Lenders party thereto and Chicago Atlantic.

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
(a)Issued and Outstanding
As of June 30, 2024, the Company had 346,417,144 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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
(b)Stock-Based Compensation
In February 2021, the Company established the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), which provides for stock-based remuneration for its eligible directors, officers, employees, consultants, and advisors. The maximum number of restricted stock units (“RSUs”), options and other stock based awards that may be issued under the Plan cannot exceed 10% of the Company’s then issued and outstanding share capital, determined on an as converted to Subordinate Voting Shares basis. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot reliably estimate the fair value of the goods and services received, the Company measures their value indirectly by reference to the fair value of the equity instruments granted. Equity-settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

Options
The Company had 36,829 fully vested and exercisable options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, with a weighted average exercise price of C$30.09 and a weighted average remaining contractual life of 6.02 years as of June 30, 2024.
2,127 fully vested options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, were cancelled during the six months ended June 30, 2024 due to termination of employment. No options were granted or forfeited during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, there were no in-the-money options.
RSUs
The following table summarizes the number of unvested RSU awards as of June 30, 2024 and December 31, 2023 and the changes during the six months ended June 30, 2024:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2023	8,812,537	4.72
Granted	2,536,416	5.70
Forfeited	301,652	4.53
Vested	2,382,781	5.44
Unvested RSUs at June 30, 2024	8,664,520	4.83
The stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options	$—	$87	$—	$163
Restricted Stock Units	4,316	3,661	8,244	4,129
Total Stock Based Compensation Expense	$4,316	$3,748	$8,244	$4,292
(c)Share Repurchase Program
On June 17, 2024, the Company's Board of Directors authorized the repurchase of up to 5%, or 17,320,857 of its Subordinate Voting Shares over a 12-month period, and in no event repurchasing greater than an aggregate cost of $50,000. During the six months ended June 30, 2024, the Company repurchased zero Subordinate Voting Shares. The total remaining repurchase authorization remains at $50,000.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before Income Taxes	$8,766	$14,618	$15,421	$33,701
Income Tax Expense	(30,530)	(27,679)	(42,007)	(55,999)
Effective Tax Rate	348%	189%	272%	166%
The effective tax rates for the three and six months ended June 30, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $8,932 and $7,340 were recorded during the three months ended June 30, 2024 and 2023, respectively. Net discrete tax items of $8,696 and $12,187 were recorded during the six months ended June 30, 2024 and 2023, respectively. Discrete items recorded during the three and six months ended June 30, 2024 and 2023 primarily relate to penalties and interest on unpaid tax liabilities, impacts of prior period return to provision adjustments, remeasurement of deferred taxes for state tax rate changes, and book remeasurement adjustments not recognized for tax purposes.
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
Taxes paid during the six months ended June 30, 2024 and 2023 were $53,515 and $51,706, respectively.

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
During the three months ended June 30, 2024 and 2023, the Company recorded approximately $4,913 and $4,447 in operating lease expense, respectively, of which $114 and $165 was included in cost of goods sold for the same periods, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded approximately $9,912 and $8,760 in operating lease expense, respectively, of which $228 and $371 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term - years	8.10	8.19
Weighted average discount rate	9.79%	9.52%
Maturities of lease liabilities for operating leases as of June 30, 2024 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2024 (Remaining)	$9,521
2025	18,550
2026	17,560
2027	16,900
2028	16,297
Thereafter	66,093

Total Lease Payments	144,921

Less: Imputed Interest	(47,936)

Present Value of Lease Liability	$96,985

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2024, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
On January 31, 2022, the Company entered into an Arrangement Agreement (the “GGH Arrangement Agreement”) with Goodness Growth Holdings, Inc. (“GGH”), pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH’s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, on November 14, 2022, the Company filed a counterclaim asserting that GGH owes it a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. As of June 30, 2024, both the Company and GGH are engaged in ongoing discovery efforts.

On May 2, 2024, GGH filed an application with the Supreme Court of British Columbia seeking an order granting summary trial in the ongoing litigation between the Company and GGH regarding the GGH Arrangement Agreement. In the application, GGH stated it is seeking $860,900 in damages, plus costs and interest (the “GGH Application for Summary Trial”). On June 19, 2024, the Company filed an application in response seeking: (i) dismissal of the GGH Application for Summary Trial on the grounds that the issues raised by it are not suitable for disposition by summary trial and will not assist the efficient resolution of the proceeding; and (ii) an order that the report on damages filed by GGH in support of the GGH Application for Summary Trial is inadmissible and shall be excluded from evidence in the trial, or any summary trial, of this matter. The Company can provide no guarantees or assurances that it will prevail or settle this lawsuit or its counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on its business, results of operations and financial condition.
(b)Contingencies
During the first quarter of 2023, the Company discovered a potential liability related to a previous acquisition that was deemed to be both probable and estimable. Per ASC 450 Contingencies, when both of these criteria are present, a contingent liability should be recorded. Based on this, the Company recorded a corresponding charge in Other Income, net of $1,893 for the six months ended June 30, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net of Discounts
Cultivation (Wholesale)	$92,473	$86,610	$178,379	$166,877
Retail	164,683	186,358	333,271	370,600
Intersegment Eliminations	(34,766)	(38,853)	(67,954)	(76,302)
Total Revenues, net of Discounts	222,390	234,115	443,696	461,175

Gross Profit
Cultivation (Wholesale)	28,030	12,745	52,216	23,569
Retail	86,310	102,446	175,084	200,807
Total Gross Profit	114,340	115,191	227,300	224,376

Depreciation and Amortization
Cultivation (Wholesale)	19,194	18,529	38,282	37,050
Retail	16,539	16,708	33,003	33,243
Total Depreciation and Amortization	35,733	35,237	71,285	70,293

Income taxes
Cultivation (Wholesale)	8,592	8,754	14,499	19,011
Retail	21,938	18,925	27,508	36,988
Total Income Taxes	30,530	27,679	42,007	55,999
The following table reconciles gross profit to consolidated income before provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross Profit	$114,340	$115,191	$227,300	$224,376
Selling, General, and Administrative Expenses	(87,074)	(84,660)	(177,363)	(159,908)
Loss from Investments in Associates	—	(101)	—	(261)
Total Other Income (Expense), net	(18,500)	(15,812)	(34,516)	(30,506)
Income Before Provision for Income Taxes	8,766	14,618	15,421	33,701

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
The Company has a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 20% of points will not be redeemed (breakage) prior to their six-month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.
As of December 31, 2023, there were approximately 110,000,0001 points outstanding with an approximate value of $5,781. As of June 30, 2024, there were approximately 83,000,0001 points outstanding with an approximate value of $4,250. During the three months ended June 30, 2024, the Florida market transitioned to a new loyalty rewards program. The points associated with the prior rewards program were transitioned to store credits which approximated the value attributable to the respective outstanding loyalty points. Such balances are included in accrued liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity (“VIE”) model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Current Assets	$5,961	$14,671
Non-Current Assets	26,272	28,568
Current Liabilities	28,152	30,437
Non-Current Liabilities	6,194	7,614
Equity attributable to Verano Holdings Corp.	(2,113)	5,188
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
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of June 30, 2024 and December 31, 2023 was $395,778 and $445,642, which included $4,055 and $52,005, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$130,052	$—	$—	$130,052
Investments	2,460	—	—	2,460
Acquisition Consideration Payable	—	—	(4,106)	(4,106)
Total	$132,512	$—	$(4,106)	$128,406

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$174,760	$—	$—	$174,760
Investments	2,294	—	—	2,294
Acquisition Consideration Payable	—	—	(3,915)	(3,915)
Total	$177,054	$—	$(3,915)	$173,139
As of June 30, 2024, the Company held publicly traded shares of $2,460, which is included in other assets in the accompanying Condensed Consolidated Balance Sheet, and is a Level 1 financial instrument.

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
Two Pointo
In October 2022, the Company entered into a conditional management and services agreements with each of Americana Dream, LLC and Green Therapy, LLC, operators of dispensaries in Illinois pursuant to social equity licenses issued by Illinois regulatory authorities (together, the “LLCs”), and in 2023 the Company received an aggregate of $10 for services rendered under the agreements. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amounts of $1,321 and $632, net of discounts, for the three months ended June 30, 2024 and 2023, respectively. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amounts of $2,175 and $1,056, net of discounts, for the six months ended June 30, 2024 and 2023, respectively. Two Pointo, LLC (“Two Point”) has contractual rights to purchase ownership interests in the LLCs and associated entities, subject to submitting a request for and receiving applicable Illinois regulatory approvals and other conditions. The existing owners of the LLCs and associated entities will maintain ownership interests together with Two Point. In 2023, Darren Weiss, the Company’s President, received in connection with application support services rendered to an LLC in 2019, (i) a 2.73% profit interest in Two Point subject to Two Point’s purchase of ownership interests in the LLCs, and (ii) a profit interest in Two Point of 0.30%, and David Spreckman, the Company’s Chief Marketing Officer, received a profit interest in Two Point of 0.30% for services. All profit interests issued to Messrs. Weiss and Spreckman were voluntarily forfeited in 2024 as if they were never granted. Maria Fragias, an immediate family member of George Archos, the Company’s Chief Executive Officer, is the beneficiary of a trust that holds a 7.92% ownership interest and a 3.95% profit interest in Two Point. To the Company's knowledge, none of the trust or such persons has received any distributions, payments, or proceeds from Two Point. As of June 30, 2024, and December 31, 2023, the amounts due from the LLCs and two associated entities were $1,086 and $443, respectively.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 and $46 during each of the three months ended June 30, 2024 and 2023, respectively, and $92 and $92 during each of the six months ended June 30, 2024 and 2023, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $91 and $90 during the three months ended June 30, 2024 and 2023, respectively, and $182 and $180 during the six months ended June 30, 2024 and 2023, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $674 during the year ended December 31, 2023 and $643 during the six months ended June 30, 2024. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, holds a 0.476% ownership interest in Sweed.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

17.SUBSEQUENT EVENTS
Entry into a Material Definitive Agreement

On July 29, 2024, the Company entered into (i) an equity purchase agreement to acquire all of the issued and outstanding equity interests of 203 Organix, L.L.C., an Arizona limited liability company (“203 Organix), for a purchase price, subject to adjustment, of $9,900 of cash proceeds, (ii) an equity purchase agreement to acquire all of the issued and outstanding equity interests of Salubrious Wellness Clinic, Inc., an Arizona limited liability company (“SWC”), for a purchase price, subject to adjustment, of $5,100 of cash proceeds, and (iii) an equity purchase agreement to acquire all of the issued and outstanding equity interests of Columbia Care Eastern Virginia LLC, a Virginia limited liability company (“CC EV”), for an aggregate purchase price, subject to adjustment, of $90,000, consisting of $20,000 of cash proceeds, $30,000 issued pursuant to a two-year promissory note bearing interest at 7% per annum and $40,000 of Subordinate Voting Shares (such equity purchase agreements collectively, the “Transactions”). Closing under each of the Transactions is subject to closing conditions, including approval of applicable regulatory bodies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2024 and June 30, 2023. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three and six months ended June 30, 2024 and with the Company’s 2023 Annual Audited Financials for the years ended December 31, 2023, 2022 and 2021 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” above and “Risk Factors” in Part I, Item 1A. “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning customers. As of August 5, 2024 through our subsidiaries and affiliates we operate businesses in 13 states, including 142 retail dispensaries and 13 production facilities with over 1,000,000 square feet of cultivation capacity, not including any facilities that may be acquired pursuant to the Transactions. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult-use markets, including through Cabbage Club, an annual membership program offering exclusive benefits for cannabis consumers.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult-use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult-use (i.e. recreational) cannabis, and 7 states allow the use of low tetrahydrocannabinol and high cannabidiol products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult-use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.
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

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023 and (ii) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance.
Three Months Ended June 30, 2024, as Compared to Three Months Ended June 30, 2023

	For the Three Months Ended June 30,
($ in thousands)	2024	2023	$ Change
Revenues, net of discounts	$222,390	$234,115	$(11,725)

Gross Profit	114,340	115,191	(851)

Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(21,764)	(13,061)	(8,703)

Net Loss per share – basic & diluted	(0.06)	(0.04)	(0.02)
Revenues, net of discounts
Revenues, net of discounts, for the three months ended June 30, 2024 was $222,390, a decrease of $(11,725) or (5.0)%, compared to revenue of $234,115 for the three months ended June 30, 2023. The decrease in revenue was driven primarily by expected declines in New Jersey retail as dispensaries continue to open across the state partially offset by increases in Maryland retail and wholesale in relation to the adult-use program launch in July 2023, and new Zen Leaf™ store openings in the Connecticut market during the third and fourth quarters of 2023. During the three months ended June 30, 2024, the Company opened four new stores, three in Florida and one in Connecticut. Additionally, consistent with other multi-state cannabis operators, the Company has seen increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois. Retail revenue for the three months ended June 30, 2024 was approximately 64.0% of total revenue compared to 68.3% of total revenue for the three months ended June 30, 2023, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenues increased due to increased third-party wholesale sales, mainly in the New Jersey and Maryland markets, due to growing wholesale accounts and a burgeoning adult-use program, respectively, when compared to the three months ended June 30, 2023. Cultivation (wholesale) revenue for the three months ended June 30, 2024 was 36.0% of total revenue compared to 31.7% of total revenue for the three months ended June 30, 2023, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the three months ended June 30, 2024 was $114,340, representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 51.4%. This is compared to gross profit for the three months ended June 30, 2023 of $115,191, which represented a 49.2% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The decrease in gross profit during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was due to increased competition and modest pricing pressure in the retail markets partially offset by higher third-party wholesale sales of Verano products.
Net Loss
Net Loss attributable to the Company for the three months ended June 30, 2024 was $(21,764), an increase of $8,703, compared to a net loss of $(13,061) for the three months ended June 30, 2023. The increase in net loss was driven by a loss on debt extinguishment attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement and a slight increase in selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change in net loss was also a result of increased provision for income taxes for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

	For the Three Months Ended June 30,
($ in thousands)	2024	2023	$ Change
Cost of Goods Sold, net	$108,050	$118,924	$(10,874)

Selling, General, and Administrative Expenses	87,074	84,660	2,414

Other Income (Expense), net	(18,500)	(15,812)	(2,688)

Provision for Income Taxes	(30,530)	(27,679)	(2,851)
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net for the three months ended June 30, 2024 was $108,050, a decrease of $(10,874) or (9.1)%, as compared to the three months ended June 30, 2023. The decrease was attributable to lower top-line revenue due to increased competition and modest pricing pressure in select retail markets, partially offset by increased third-party wholesale sales of Verano products.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 were $87,074, an increase of $2,414 or 2.9%, compared to SG&A expenses of $84,660 for the three months ended June 30, 2023. SG&A expenses as a percentage of revenue was 39.2% and 36.2% for the three months ended June 30, 2024, and June 30, 2023, respectively. The increase was primarily due to a $2,858 increase in salaries and benefits, due to increased headcounts related to new store openings during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2024, was $(18,500), an increase of $2,688 as compared to the three months ended June 30, 2023. The other income (expense), net increase was mainly due to a loss on debt extinguishment attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended June 30, 2024, was $30,530, an increase of $2,851 or 10.3% when compared to the three months ended June 30, 2023.

Six Months Ended June 30, 2024, as Compared to Six Months Ended June 30, 2023

	For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change
Revenues, net of discounts	$443,696	$461,175	$(17,479)

Gross Profit	227,300	224,376	2,924

Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(26,586)	(22,298)	(4,288)

Net Loss per share – basic & diluted	(0.08)	(0.07)	(0.01)
Revenues, net of discounts
Revenues, net of discounts, for the six months ended June 30, 2024 was $443,696, a decrease of $(17,479) or (3.8)%, compared to revenue of $461,175 for the six months ended June 30, 2023. The decrease in revenue was driven primarily by expected declines in New Jersey retail as dispensaries continue to open across the state partially offset by increases in Maryland retail and wholesale in relation to the adult-use program launch in July 2023, and new Zen Leaf™ store openings in the Connecticut market during the third and fourth quarters of 2023. During the six months ended June 30, 2024, the Company opened six new stores, one in Connecticut, four in Florida and one in Pennsylvania. Additionally, consistent with other multi-state cannabis operators, the Company has seen increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois. Retail revenue for the six months ended June 30, 2024 was approximately 65.1% of total revenue compared to 69.0% of total revenue for the six months ended June 30, 2023, in each case, excluding intersegment eliminations. Increased cultivation (wholesale) revenues were driven by third-party wholesale sales in the New Jersey market and increased adult-use third-party wholesale sales in the Maryland market, both, of which attributed to increased production output and sales of cannabis flower and cannabis related products when compared to the three months ended June 30, 2023. Cultivation (wholesale) revenue for the six months ended June 30, 2024 was 34.9% of total revenue compared to 31.0% of total revenue for the six months ended June 30, 2023, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the six months ended June 30, 2024 was $227,300, representing a gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 51.2%. This is compared to gross profit for the six months ended June 30, 2023 of $224,376, which represented a 48.7% gross margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The increase in gross profit during the six months ended June 30, 2024 was attributable to higher third-party wholesale sales of Verano products, which was partially offset by continued competition and pricing pressure in the retail markets.
Net Loss
Net loss attributable to the Company for the six months ended June 30, 2024 was $(26,586), an increase of $4,288, compared to a net loss of $(22,298) for the six months ended June 30, 2023. The increase in net loss was driven by an increase in selling, general and administrative expenses and a loss on debt extinguishment attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

	For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change
Cost of Goods Sold, net	$216,396	$236,799	$(20,403)

Selling, General, and Administrative Expenses	177,363	159,908	17,455

Other Income (Expense), net	(34,516)	(30,506)	(4,010)

Provision for Income Taxes	(42,007)	(55,999)	13,992
Cost of Goods Sold, net
Cost of goods sold, net, includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net, for the six months ended June 30, 2024 was $216,396, a decrease of $(20,403) or (8.6)%, as compared to the six months ended June 30, 2023. The decrease was primarily driven by decreased top-line revenue within the retail markets due to expected declines in New Jersey retail as dispensaries continue to open across the state, partially offset by increased wholesale sales of Verano products to third-parties in select markets, specifically in the New Jersey adult-use market.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2024 were $177,363, an increase of $17,455 or 10.9%, compared to SG&A expenses of $159,908 for the six months ended June 30, 2023. SG&A expenses as a percentage of revenue was 40.0% and 34.7% for the six months ended June 30, 2024, and June 30, 2023, respectively. The increase was primarily due to a $9,263 increase in salaries and benefits due to increased headcounts, and a $6,176 increase in general and administrative expenses primarily driven by enhancements in processes and technology, during the six months ended June 30, 2024 compared to the three months ended June 30, 2023. Additionally, SG&A expenses for the six months ended June 30, 2024 included higher stock based compensation expense compared to the six months ended June 30, 2023, driven by a prior period expense acceleration benefit during the six months ended June 30, 2023 and lower award grants during the six months ended June 30, 2023.
Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2024, was $(34,516), a change of $(4,010) as compared to the six months ended June 30, 2023. The other income (expense), net change was mainly due to a loss on debt extinguishment attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement and the Company's contributions to Florida's Smart & Safe adult-use legalization campaign.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the six months ended June 30, 2024, was $(42,007), a decrease of $13,992 or 25.0% primarily due to impacts of prior period return to provision adjustments and a decrease in pre-tax earnings when compared to the six months ended June 30, 2023.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$92,473	$86,610	$5,863	6.8%
Retail	164,683	186,358	(21,675)	(11.6)%
Intersegment Eliminations	(34,766)	(38,853)	4,087	(10.5)%
Total Revenues, net of discounts	$222,390	$234,115	$(11,725)	(5.0)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $92,473 for the three months ended June 30, 2024, an increase of $5,863 or 6.8%, compared to the three months ended June 30, 2023, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by increased third party wholesale sales due to the increased third party dispensaries in the New Jersey and Illinois markets.
Revenues, net of discounts, for the retail segment were $164,683 for the three months ended June 30, 2024, a decrease of $(21,675) or (11.6)%, compared to the three months ended June 30, 2023, in each case, excluding intersegment eliminations. Top contributors to retail sales growth were in the Maryland and Connecticut markets due to a burgeoning adult-use market and new store openings, respectively. The decrease in retail revenues, net of discounts was primarily driven by increased competition in both the New Jersey and Illinois markets which contributed to the year over year revenue decrease.

	For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$178,379	$166,877	$11,502	6.9%
Retail	333,271	370,600	(37,329)	(10.1)%
Intersegment Eliminations	(67,954)	(76,302)	8,348	(10.9)%
Total Revenues, net of discounts	$443,696	$461,175	$(17,479)	(3.8)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $178,379 for the six months ended June 30, 2024, an increase of $11,502 or 6.9%, compared to the six months ended June 30, 2023, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by increased third-party wholesale sales in the Illinois and New Jersey markets coupled with a burgeoning adult-use third-party wholesale sales in the Maryland market, both of which attributed to increased production output of cannabis flower and cannabis related products.
Revenues, net of discounts, for the retail segment were $333,271 for the six months ended June 30, 2024, a decrease of $(37,329) or (10.1)%, compared to the six months ended June 30, 2023, in each case, excluding intersegment eliminations. Top contributors to retail sales were mainly in the Maryland market, due to the adult-use program launch in July 2023 and in the Connecticut market due to new store openings in the second half of 2023. The overall decrease in retail revenues, net of discounts, was primarily driven by increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois. Additionally, modest pricing pressure contributed to the decrease in revenues, net of discounts, when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended June 30, 2024, approximately 36.0% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 64.0% from the retail business, excluding intersegment eliminations. For the six months ended June 30, 2024, approximately 34.9% of revenue was generated from the cultivation (wholesale) business and approximately 65.1% from the retail business, excluding intersegment eliminations.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of June 30, 2024 and December 31, 2023, the Company had total current liabilities of $360,591 and $412,188, respectively. As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $130,052 and $174,760, respectively, to meet its current obligations. The Company had working capital deficit of $(3,028) as of June 30, 2024, an increase of working capital of $14,964 as compared to December 31, 2023. This increase in working capital was primarily driven by an increase in inventory of $13,593 and a decrease in accounts payable of $6,078 partially offset by an increase of income taxes payable of $2,771, during the six months ended June 30, 2024.
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
Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our acquisitions, to repay borrowings, maintain our operations and other general business needs. We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, payments of income tax payables and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash generated from operating activities, available cash balances and available borrowings. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of equity securities or additional borrowings; however, there can be no assurances that we will be able to obtain additional equity financing or debt financing on acceptable terms in the future.
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

Credit Facility
On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto (the “Lenders”), pursuant to which the Lenders advanced the Borrowers a $350,000 senior secured term loan, all of which was used to repay the principal indebtedness outstanding under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
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
The 2022 Credit Agreement includes customary representations and warranties and covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
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
As of June 30, 2024, the Company was in compliance with such covenants.
Permitted Partial Optional Prepayment and Lien Release
On April 30, 2024, the Company, made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement and paid $1,000 prepayment premium in connection therewith.
In connection with such Permitted Partial Optional Prepayment, Chicago Atlantic and certain Lenders agreed to (a) release certain Borrowers from their obligations under, and as parties to, the 2022 Credit Agreement and related agreements (the “Released Borrowers”) and (b) release all liens over the Released Borrowers’ property, including real estate, held by Chicago Atlantic for the benefit of the Lenders, in each case, pursuant to a limited consent and waiver, dated as of April 29, 2024, by and among the Borrowers, certain of the Lenders party thereto and Chicago Atlantic.
Tax Liabilities
The Company has U.S. income tax payable liabilities. These income tax payable liabilities will require payment from our liquidity sources, and we believe we have sufficient liquidity for both short-term and long-term payments of our income tax payable liabilities and in addition to our other obligations.

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	$ Change
Net Cash Provided by Operating Activities	$38,962	$40,740	$(1,778)
Net Cash Used in Investing Activities	(28,215)	(14,369)	(13,846)
Net Cash Used in Financing Activities	(55,470)	(8,643)	(46,827)
Cash flows from Operating Activities. During the six months ended June 30, 2024 and 2023, the Company had net cash inflows of $38,962 and $40,740, respectively. The $(1,778) decrease was mainly driven by an increase in inventory due to increased third party wholesales in select markets during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 .
Cash Flows from Investing Activities. During the six months ended June 30, 2024 and 2023, the Company had net cash outflows of $(28,215) and $(14,369), respectively. The $(13,846) decrease in net cash outflows during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily driven by cash outflows related to the purchases of property, plant and equipment of $(28,215) during the six months ended June 30, 2024, compared to purchases of property, plant and equipment of $(16,541) during the six months ended June 30, 2023.
Cash Flows from Financing Activities. During the six months ended June 30, 2024 and 2023, the Company had net cash outflows of $(55,470) and $(8,643), respectively. The $(46,827) decrease in net cash outflows during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was largely attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement during the six months ended June 30, 2024.

The Company has updated its capital expenditures guidance to a range of $90,000 - $130,000 for the year-ended December 31, 2024. The Company expects to strategically invest ahead of possible new adult-use and medical program launches, depending upon certain regulatory changes, and expanding current cultivation and processing capacity in existing markets.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures due to the material weaknesses in internal control over financial reporting identified as of December 31, 2023 and as described in Item 9A. Controls and Procedures in the Form 10-K. We believe, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
We previously identified and disclosed material weaknesses in internal control over financial reporting as described in Item 9A. Controls and Procedures in the Form 10-K. These material weaknesses are currently in the process of being remediated, as of June 30, 2024. Other than the previously identified and disclosed plans to remediate the material weaknesses in internal control over financial reporting as described in Item 9A. Controls and Procedures in the Form 10-K, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company may be subject to legal proceedings, claims, investigations and government inquiries in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties.
Please see the Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 11 – Contingencies and Other – Claims and Litigation, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
Part I, Item 1A. “Risk Factors” in our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in the Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2024, the Company’s Board of Directors approved a Normal Course Issuer Bid (the “NCIB”) that will be executed in accordance with the applicable rules and policies of Cboe and U.S. and Canadian securities laws. Pursuant to the NCIB, the Company may purchase up to an aggregate of 17,320,857 Subordinate Voting Shares (representing 5% of the issued and outstanding Subordinate Voting Shares at the time of the authorization), subject to a $50 million limit. The purchases may be made from time to time over a period of 12 months ending June 13, 2025, unless such share or dollar limit is met sooner. During the quarter ended June 30, 2024, the Company did not purchase Subordinate Voting Shares under the NCIB.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Aaron Miles, the Company’s Chief Investment Officer, adopted a prearranged share trading plan with a brokerage firm on June 12, 2024. Mr. Miles’ plan provides for the sale of 96,832 Subordinate Voting Shares between December 1, 2024 and December 1, 2025; provided, that such number of Subordinate Voting Shares reflects estimated tax withholdings and actual sale amounts may vary. Mr. Miles’ trading plan was entered into during an open trading window and is intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

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

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
*    Previously filed.
**    Filed herewith
***     Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 7, 2024

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Brett Summerer
Name:	Brett Summerer
Title:	Chief Financial Officer