Form 10-Q
period 2024-09-30
Verano Holdings Corp.
filed 2024-11-07
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 356,925,414 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$64,981	$174,760
Accounts Receivable, net	46,937	38,981
Held for Sale Assets	220	1,955
Inventory	194,045	155,768
Prepaid Expenses and Other Current Assets	15,538	22,732

Total Current Assets	321,721	394,196

Property, Plant and Equipment, net	584,598	501,304
Right of Use Assets, net	95,593	93,459
Intangible Assets, net	1,047,519	1,086,146
Goodwill	252,182	231,291
Deposits and Other Assets	13,066	12,349

TOTAL ASSETS	$2,314,679	$2,318,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$42,489	$31,281
Accrued Liabilities	69,921	66,766
Income Tax Payable	285,274	248,471
Current Portion of Lease Liabilities	11,008	9,750
Current Portion of Debt	22,532	52,005
Acquisition Consideration Payable	4,151	3,915

Total Current Liabilities	435,375	412,188

Long-Term Liabilities:
Debt, net of Current Portion	397,617	393,637
Lease Liabilities, net of Current Portion	90,800	87,397
Deferred Income Taxes	168,164	182,215
Other Long-Term Liabilities	5,005	3,228

Total Long-Term Liabilities	661,586	666,477

TOTAL LIABILITIES	1,096,961	1,078,665

SHAREHOLDERS’ EQUITY	1,217,944	1,240,080
NON-CONTROLLING INTEREST	(226)	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,314,679	$2,318,745
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net of Discounts	$216,683	$240,088	$660,379	$701,263
Cost of Goods Sold, net	107,586	106,868	323,982	343,668

Gross Profit	109,097	133,220	336,397	357,595

Operating Expenses
Selling, General, and Administrative Expenses	92,327	86,316	269,690	246,224
Loss on Impairment - Investment in Associates	—	6,571	—	6,571

Total Operating Expenses	92,327	92,887	269,690	252,795

Loss from Investments in Associates	—	(45)	—	(306)

Income from Operations	16,770	40,288	66,707	104,494

Other Income (Expense):
Loss on Disposal of Property, Plant and Equipment	(604)	(234)	(747)	(555)
Loss on Debt Extinguishment	—	—	(3,068)	(663)
Interest Expense, net	(12,771)	(15,166)	(42,122)	(45,084)
Other Income (Expense), net	(484)	2,145	(2,438)	2,542

Total Other Income (Expense), net	(13,859)	(13,255)	(48,375)	(43,760)

Income Before Provision for Income Taxes	2,911	27,033	18,332	60,734

Provision For Income Taxes	(45,478)	(44,797)	(87,485)	(100,796)

Net Loss Before Non-Controlling Interest	(42,567)	(17,764)	(69,153)	(40,062)

Net Income Attributable to Non-Controlling Interest	—	78	—	78
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(42,567)	$(17,842)	$(69,153)	$(40,140)

Net Loss per share – basic & diluted	$(0.12)	$(0.05)	$(0.20)	$(0.12)

Basic & Diluted – weighted average shares outstanding	351,168,596	343,432,601	346,727,978	342,484,942
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity ($ in Thousands)

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of July 1, 2023	343,367,514	$1,673,049	$(8)	$(346,697)	$—	$1,326,344

Share-based compensation	161,942	4,909	—	—	—	4,909

Foreign Currency Translation Adjustment	—	—	(4)	—	—	(4)

Net Income (Loss)	—	—	—	(17,842)	78	(17,764)

Balance as of September 30, 2023	343,529,456	$1,677,958	$(12)	$(364,539)	$78	$1,313,485

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of July 1, 2024	346,417,144	$1,689,723	$2	$(468,333)	$—	$1,221,392

Share-based compensation	92,229	4,667	—	—	—	4,667

Issuance of shares in conjunction with acquisitions	10,416,041	34,453	—	—	—	34,453

Foreign Currency Translation Adjustment	—	—	(1)	—	—	(1)

Distributions paid to non-controlling interest holders	—	—	—	—	(226)	(226)

Net Loss	—	—	—	(42,567)	—	(42,567)

Balance as of September 30, 2024	356,925,414	$1,728,843	$1	$(510,900)	$(226)	$1,217,718

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity (Continued) ($ in Thousands)

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2023	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

Share-based compensation	1,104,515	9,391	—	—	—	9,391

Issuance of shares to relieve liability obligations, net	816,021	2,610	—	—	—	2,610

Foreign Currency Translation Adjustment	—	—	(4)	—	—	(4)

Contingent consideration & other adjustments to purchase accounting	1,625,546	—	—	—	—	—

Net Income (Loss)	—	—	—	(40,140)	78	(40,062)

Balance as of September 30, 2023	343,529,456	$1,677,958	$(12)	$(364,539)	$78	$1,313,485

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2024	344,074,096	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

Share-based compensation	2,404,096	12,550	—	—	—	12,550

Issuance of shares in conjunction with acquisitions	10,416,041	34,453	—	—	—	34,453

Foreign Currency Translation Adjustment	—	—	14	—	—	14

Contingent consideration & other adjustments to purchase accounting	31,181	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	(226)	(226)

Net Loss	—	—	—	(69,153)	—	(69,153)

Balance as of September 30, 2024	356,925,414	$1,728,843	$1	$(510,900)	$(226)	$1,217,718

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(69,153)	$(40,140)
Net income attributable to non-controlling interest	—	78
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	108,150	105,559
Right of use assets amortization	9,466	7,831
Loss on disposal of property, plant and equipment	747	555
Loss on debt extinguishment	3,068	663
Loss on impairment of investment in associates	—	6,571
Decrease in fair value of contingent consideration	—	(3,466)
Stock based compensation	13,034	8,979
Other, net	8,368	3,862
Changes in operating assets and liabilities:
Accounts receivable, net	(8,277)	(17,098)
Inventory	(18,310)	14,123
Accounts payable	(1,167)	(8,375)
Income tax payable	36,523	(1,900)
Other assets, net	7,894	7,073
Other liabilities, net	(21,649)	(6,954)
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,694	77,361

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(35,875)	—
Purchases of property, plant and equipment	(84,803)	(26,503)
Proceeds from disposal of assets	52	2,180
Other investing activities	(226)	—
NET CASH USED IN INVESTING ACTIVITIES	(120,852)	(24,323)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of deferred acquisition price payable	(32)	(13,250)
Proceeds from issuance of debt	—	50,949
Principal repayments of debt	(56,466)	(44,582)
Debt issuance costs paid	—	(1,081)
Payment of debt extinguishment	(1,000)	—
Other financing activities	(137)	—
NET CASH USED IN FINANCING ACTIVITIES	(57,635)	(7,964)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(109,793)	45,074

Effects of exchange rate fluctuations on cash and cash equivalents	14	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,760	84,851

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,981	$129,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$39,838	$44,492
Issuance of shares to relieve liability obligations, net	$—	$2,610

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of debt for acquisition of business	$26,700	$—
Issuance of shares under business combinations	$34,453	$—
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
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the United States (“U.S.”). As a vertically integrated operator, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licenses across 14 state markets (Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia).
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
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars, and all references to “C$” refer to Canadian dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 (the “2023 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2024 (the “Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated balance sheet as of December 31, 2023 contained in the 2023 Annual Audited Financials included in the Form 10-K.

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
To determine diluted income (loss) per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023 because their impact would have been anti-dilutive.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Raw Materials	$3,075	$5,336
Work in Process	139,409	114,620
Packaging and Miscellaneous	10,093	7,899
Finished Goods	41,468	27,913

Total Inventory	$194,045	$155,768
During the year ended December 31, 2023, the Company classified Packaging and Miscellaneous as a component of Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of December 31, 2023. Packaging and Miscellaneous has been reclassified to Inventory in the Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2024, to better reflect the character of the underlying assets. Prior periods have been reclassified to conform to the current period presentation.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Land	$32,029	$30,934
Buildings and Improvements	195,928	194,274
Furniture and Fixtures	21,657	19,884
Computer Equipment and Software	28,513	25,861
Leasehold Improvements	264,160	230,877
Tools and Equipment	99,695	90,386
Vehicles	4,341	4,373
Assets Under Construction (1)	111,702	39,844

Total Property, Plant and Equipment, Gross	758,025	636,433
Less: Accumulated Depreciation	(173,427)	(135,129)

Total Property, Plant and Equipment, Net	$584,598	$501,304
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended September 30, 2024 and September 30, 2023, depreciation expense included in costs of goods sold totaled $9,511 and $8,354, respectively. For the three months ended September 30, 2024 and September 30, 2023, depreciation expense included in selling, general, and administrative expense totaled $4,401 and $4,014, respectively.
For the nine months ended September 30, 2024 and September 30, 2023, depreciation expense included in costs of goods sold totaled $27,065 and $25,410, respectively. For the nine months ended September 30, 2024 and September 30, 2023, depreciation expense included in selling, general, and administrative expense totaled $12,558 and $11,521, respectively.

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
As of September 30, 2024, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2024	$1,269,326	$54,166	$6,431	$1,329,923
Additions from business combination	$29,900	$—	$—	$29,900
Balance as of September 30, 2024	$1,299,226	$54,166	$6,431	$1,359,823

Accumulated Amortization
Balance as of January 1, 2024	225,751	15,001	3,025	243,777
Amortization	63,683	4,066	778	68,527
Balance as of September 30, 2024	$289,434	$19,067	$3,803	$312,304

Net Book Value
Balance as of January 1, 2024	1,043,575	39,165	3,406	1,086,146
Balance as of September 30, 2024	$1,009,792	$35,099	$2,628	$1,047,519
The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2024:

Year Ending December 31:	Estimated Amortization
2024 (Remaining)	$23,285
2025	93,142
2026	92,427
2027	92,354
2028	92,336
Thereafter	653,975
Total	$1,047,519
The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2024 were as follows:

	January 1, 2024	Impairment	Adjustments to purchase price allocation	Acquisitions	September 30, 2024
Cultivation	$49,318	$—	$—	$4,810	$54,128
Retail	181,973	—	—	16,081	198,054
Total	$231,291	$—	$—	$20,891	$252,182

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
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net Loss attributable to Verano Holdings Corp.	$(42,567)	$(17,842)	$(69,153)	$(40,140)

Denominator
Basic
Weighted-average shares outstanding – basic	351,168,596	343,432,601	346,727,978	342,484,942

Diluted
Weighted-average shares outstanding – diluted	351,168,596	343,432,601	346,727,978	342,484,942

Net Loss per share - basic & diluted	$(0.12)	$(0.05)	$(0.20)	$(0.12)
Potentially dilutive securities of approximately 2,223,321 and 3,672,228 for the three and nine months ended September 30, 2024, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

2024 Business Combinations

203 Organix L.L.C. & Salubrious Wellness Clinic, Inc.

On July 29, 2024, the Company entered into two equity purchase agreements, (a) one with The Cannabist Company Holdings Inc. ("Cannabist"), CC VA Holdco LLC, Columbia Care – Arizona, Tempe, L.L.C., Thomas Allison and Salubrious Wellness Clinic, Inc. (“SWC”), pursuant to which the Company acquired all of the issued and outstanding equity interests of SWC, and (b) one with Cannabist, CC VA Holdco LLC, Columbia Care-Arizona, Prescott, L.L.C. and 203 Organix, LLC (“203” and together with SWC, “Cannabist AZ”), pursuant to which the Company acquired all of the issued and outstanding equity interests of 203. The Company added an active cultivation and production facility and increased the Company's retail footprint in Arizona. The transactions closed on August 16, 2024. Pursuant to the equity purchase agreement, the Company paid total cash consideration of $13,251, which is subject to a post-closing adjustment period of 120 days.

The Company's Consolidated Statements of Operations includes net revenue of $2,140 and net loss of $1,324 related to the acquired operations of Cannabist AZ for the three months ended September 30, 2024. Cannabist AZ is reported in both the Retail and Cultivation segments.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
Columbia Care Eastern Virginia LLC

On July 29, 2024, the Company entered into an equity purchase agreement with Cannabist, Columbia Care Eastern Virginia LLC ("CC East Virginia"), and the members of CC East Virginia party thereto (the "Virginia EPA"), pursuant to which the Company acquired all of the issued and outstanding equity interests of CC East Virginia. CC East Virginia is the sole vertical cannabis operator in HSA 5 in Eastern Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company paid $24,122 in cash consideration and equity consideration of 10,416,041 Subordinate Voting Shares with an estimated fair value of $34,453, all of which was distributed on the closing date of the transaction. In addition, on the closing date of the transaction, the Company issued a $26,700 promissory note (the "CC East Virginia Promissory Note") with an estimated fair value of $25,150 and which bears interest at a rate of 7% per annum and matures on the two-year anniversary of the transaction closing date. The CC East Virginia Promissory Note is subject to a post-closing adjustment period of 120 days.

The Company's Unaudited Interim Condensed Consolidated Statements of Operations includes net revenue of $5,105 and net loss of $226 related to the acquired operations of CC East Virginia for the three months ended September 30, 2024. CC East Virginia is reported in both the Retail and Cultivation segments.

For the acquisitions of CC East Virginia and Cannabist AZ, the purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The primary areas that remain preliminary for the acquisitions of CC East Virginia and Cannabist AZ relate to the fair values of goodwill, intangible assets, and income taxes.

For the acquisitions of CC East Virginia and Cannabist AZ, the major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

	CC East Virginia	Cannabist AZ
Cash and Cash Equivalents	$1,150	$348
Accounts Receivable, net	535	252
Inventory	16,237	7,145
Prepaid Expenses and Other Current Assets	310	33
Property, Plant and Equipment, net	20,798	5,796
Right of Use Assets, net	3,323	2,212
Deposits and Other Assets	791	230
Intangible Assets, net	26,700	3,200
Goodwill	19,810	1,081
Accounts Payable and Accrued Liabilities	(2,461)	(3,790)
Income Tax Payable	—	(280)
Current Portion of Lease Liabilities	(470)	(208)
Lease Liabilities, net of Current Portion	(2,894)	(1,761)
Deferred Income Taxes	—	(952)
Other Long-Term Liabilities	(104)	(55)

Purchase Price	$83,725	$13,251

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
Goodwill was assigned to both the Retail and Cultivation segments. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of CC East Virginia and Cannabist AZ. Substantially all of the goodwill is expected to be non-deductible for income tax purposes.
The following tables represent the supplemental consolidated financial results on an unaudited pro forma basis, as if the Cannabist AZ acquisition had been consummated on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$218,851	$244,800	$672,224	$716,046
Net Income (Loss)	$(42,397)	$(18,845)	$(68,826)	$(42,180)

The following tables represent the supplemental consolidated financial results on an unaudited pro forma basis, as if the CC East Virginia acquisition had been consummated on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$222,939	$250,099	$687,922	$728,112
Net Income (Loss)	$(40,920)	$(20,197)	$(63,264)	$(44,027)

These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments related to purchase accounting, primarily amortization of intangible assets. Acquisition costs and other nonrecurring charges were immaterial and are included in the earliest period presented.

2022 Business Combinations

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
During the quarter ended March 31, 2024, the Company paid cash consideration of $32 and issued 31,181 Subordinate Voting Shares to the former shareholders of Sierra Well, which had been held back to secure indemnification obligations of such shareholders. As of September 30, 2024, all consideration related to the acquisition has been paid.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of September 30, 2024, and December 31, 2023 debt consisted of the following:

	September 30, 2024	December 31, 2023

Credit Facility	$295,800	$348,950
Promissory Notes	28,237	1,582
Mortgage Loans	108,312	111,221
Vehicle and Equipment Loans	719	1,081
Unamortized Debt Issuance Costs	(12,919)	(17,192)

Total Debt	$420,149	$445,642

Less: Current Portion of Debt	22,532	52,005

Total Long-Term Debt, net	$397,617	$393,637
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
As of September 30, 2024, the Company was in compliance with such covenants.
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
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests of CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $26,700, which is subject to further adjustment, and which bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date.

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
(a)Issued and Outstanding
As of September 30, 2024, the Company had 356,925,414 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

Options
The Company had 33,262 fully vested and exercisable options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, with a weighted average exercise price of C$32.05 and a weighted average remaining contractual life of 6.41 years as of September 30, 2024.
5,694 fully vested options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, were cancelled during the nine months ended September 30, 2024 due to termination of employment. No options were granted or forfeited during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, there were no in-the-money options.
RSUs
The following table summarizes the number of unvested RSU awards as of September 30, 2024 and December 31, 2023 and the changes during the nine months ended September 30, 2024:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2023	8,812,537	4.72
Granted	2,682,741	5.61
Forfeited	356,269	4.69
Vested	2,528,817	5.64
Unvested RSUs at September 30, 2024	8,610,192	4.82
The stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	$—	$63	$—	$226
Restricted Stock Units	4,790	4,624	13,034	8,753
Total Stock Based Compensation Expense	$4,790	$4,687	$13,034	$8,979
(c)Share Repurchase Program
On June 17, 2024, the Company's Board of Directors authorized the repurchase of up to 5%, or 17,320,857 of its Subordinate Voting Shares over a 12-month period, and in no event repurchasing greater than an aggregate cost of $50,000. During the nine months ended September 30, 2024, the Company repurchased zero Subordinate Voting Shares. The total remaining repurchase authorization remains at $50,000.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before Income Taxes	$2,911	$27,033	$18,332	$60,734
Income Tax Expense	(45,478)	(44,797)	(87,485)	(100,796)
Effective Tax Rate	1562%	166%	477%	166%
The effective tax rates for the three and nine months ended September 30, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $9,927 and $8,517 were recorded during the three months ended September 30, 2024 and 2023, respectively. Net discrete tax items of $18,623 and $20,704 were recorded during the nine months ended September 30, 2024 and 2023, respectively. Discrete items recorded during the three and nine months ended September 30, 2024 and 2023 primarily relate to penalties and interest on unpaid tax liabilities, impacts of prior period return to provision adjustments, remeasurement of deferred taxes for state tax rate changes, and book remeasurement adjustments not recognized for tax purposes.
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
Taxes paid during the nine months ended September 30, 2024 and 2023 were $74,026 and $114,659, respectively.

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
During the three months ended September 30, 2024 and 2023, the Company recorded approximately $5,210 and $4,691 in operating lease expense, respectively, of which $198 and $167 was included in cost of goods sold for the same periods, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded approximately $15,122 and $13,451 in operating lease expense, respectively, of which $426 and $538 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term - years	7.88	8.19
Weighted average discount rate	9.99%	9.52%
Maturities of lease liabilities for operating leases as of September 30, 2024 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2024 (Remaining)	$5,144
2025	20,226
2026	19,297
2027	18,619
2028	17,792
Thereafter	70,533

Total Lease Payments	151,611

Less: Imputed Interest	(49,803)

Present Value of Lease Liability	$101,808

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2024, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
On January 31, 2022, the Company entered into an Arrangement Agreement (the “GGH Arrangement Agreement”) with Vireo Growth, Inc., formerly known as Goodness Growth Holdings, Inc. (“GGH”), pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH’s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, on November 14, 2022, the Company filed a counterclaim asserting that GGH owes it a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. As of September 30, 2024, both the Company and GGH are engaged in ongoing discovery efforts.

On May 2, 2024, GGH filed an application with the Supreme Court of British Columbia seeking an order granting summary trial in the ongoing litigation between the Company and GGH regarding the GGH Arrangement Agreement. In the application, GGH stated it is seeking $860,900 in damages, plus costs and interest (the “GGH Application for Summary Trial”). On June 19, 2024, the Company filed an application in response seeking: (i) dismissal of the GGH Application for Summary Trial on the grounds that the issues raised by it are not suitable for disposition by summary trial and will not assist the efficient resolution of the proceeding; and (ii) an order that the report on damages filed by GGH in support of the GGH Application for Summary Trial is inadmissible and shall be excluded from evidence in the trial, or any summary trial, of this matter. On September 17, 2024, the Company filed an amended response and counterclaim with the Supreme Court of British Columbia, primarily in response to communications recently disclosed by GGH. The Company can provide no guarantees or assurances that it will prevail or settle this lawsuit or its counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on its business, results of operations and financial condition.
(b)Contingencies
During the first quarter of 2023, the Company discovered a potential liability related to a previous acquisition that was deemed to be both probable and estimable. Per ASC 450 Contingencies, when both of these criteria are present, a contingent liability should be recorded. Based on this, the Company recorded a corresponding charge in Other Income, net of $1,893 for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net of Discounts
Cultivation (Wholesale)	$90,450	$92,389	$268,829	$259,266
Retail	164,404	185,707	497,675	556,307
Intersegment Eliminations	(38,171)	(38,008)	(106,125)	(114,310)
Total Revenues, net of Discounts	216,683	240,088	660,379	701,263

Gross Profit
Cultivation (Wholesale)	28,262	33,499	80,478	57,068
Retail	80,835	99,721	255,919	300,527
Total Gross Profit	109,097	133,220	336,397	357,595

Depreciation and Amortization
Cultivation (Wholesale)	19,877	18,384	58,159	55,434
Retail	16,988	16,882	49,991	50,125
Total Depreciation and Amortization	36,865	35,266	108,150	105,559

Income taxes
Cultivation (Wholesale)	3,662	20,840	18,161	39,851
Retail	41,816	23,957	69,324	60,945
Total Income Taxes	45,478	44,797	87,485	100,796
The following table reconciles gross profit to consolidated income before provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross Profit	$109,097	$133,220	$336,397	$357,595
Total Operating Expenses	(92,327)	(92,887)	(269,690)	(252,795)
Loss from Investments in Associates	—	(45)	—	(306)
Total Other Income (Expense), net	(13,859)	(13,255)	(48,375)	(43,760)
Income Before Provision for Income Taxes	2,911	27,033	18,332	60,734

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
As of December 31, 2023, there were approximately 110,000,0001 points outstanding with an approximate value of $5,781. As of September 30, 2024, there were approximately 126,000,0001 points outstanding with an approximate value of $6,144. During the second quarter of 2024, the Florida market transitioned to a new loyalty rewards program. The points associated with the prior rewards program were transitioned to store credits which approximated the value attributable to the respective outstanding loyalty points. Such balances are included in accrued liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity (“VIE”) model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Current Assets	$4,439	$14,671
Non-Current Assets	25,125	28,568
Current Liabilities	26,498	30,437
Non-Current Liabilities	6,051	7,614
Equity attributable to Verano Holdings Corp.	(2,985)	5,188
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
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of September 30, 2024 and December 31, 2023 was $420,149 and $445,642, which included $22,532 and $52,005, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$64,981	$—	$—	$64,981
Investments	2,137	—	—	2,137
Acquisition Consideration Payable	—	—	(4,151)	(4,151)
Total	$67,118	$—	$(4,151)	$62,967

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$174,760	$—	$—	$174,760
Investments	2,294	—	—	2,294
Acquisition Consideration Payable	—	—	(3,915)	(3,915)
Total	$177,054	$—	$(3,915)	$173,139
As of September 30, 2024, the Company held publicly traded shares of $2,137, which is included in other current assets in the accompanying Condensed Consolidated Balance Sheet, and is a Level 1 financial instrument.

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
Two Pointo
In October 2022, the Company entered into a conditional management and services agreements with each of Americana Dream, LLC and Green Therapy, LLC, operators of dispensaries in Illinois pursuant to social equity licenses issued by Illinois regulatory authorities (together, the “LLCs”), and in 2023 the Company received an aggregate of $10 for services rendered under the agreements. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amounts of $681 and $1,061, net of discounts, for the three months ended September 30, 2024 and 2023, respectively. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amounts of $2,856 and $2,117, net of discounts, for the nine months ended September 30, 2024 and 2023, respectively. Two Pointo, LLC (“Two Point”) has contractual rights to purchase ownership interests in the LLCs and associated entities, subject to submitting a request for and receiving applicable Illinois regulatory approvals and other conditions. The existing owners of the LLCs and associated entities will maintain ownership interests together with Two Point. In 2023, Darren Weiss, the Company’s President, received in connection with application support services rendered to an LLC in 2019, (i) a 2.73% profit interest in Two Point subject to Two Point’s purchase of ownership interests in the LLCs, and (ii) a profit interest in Two Point of 0.30%, and David Spreckman, the Company’s Chief Marketing Officer, received a profit interest in Two Point of 0.30% for services. All profit interests issued to Messrs. Weiss and Spreckman were voluntarily forfeited in 2024 as if they were never granted. Maria Fragias, an immediate family member of George Archos, the Company’s Chairman and Chief Executive Officer, is the beneficiary of a trust that holds a 7.92% ownership interest and a 3.95% profit interest in Two Point. To the Company's knowledge, none of the trust or such persons has received any distributions, payments, or proceeds from Two Point. As of September 30, 2024, and December 31, 2023, the amounts due from the LLCs and two associated entities were $454 and $443, respectively.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 and $46 during each of the three months ended September 30, 2024 and 2023, respectively, and $138 and $138 during each of the nine months ended September 30, 2024 and 2023, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $92 and $90 during the three months ended September 30, 2024 and 2023, respectively, and $274 and $270 during the nine months ended September 30, 2024 and 2023, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $674 during the year ended December 31, 2023 and $1,117 during the nine months ended September 30, 2024. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, holds a 0.476% ownership interest in Sweed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2024 and September 30, 2023. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three and nine months ended September 30, 2024 and with the Company’s 2023 Annual Audited Financials for the years ended December 31, 2023, 2022 and 2021 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” above and “Risk Factors” in Part I, Item 1A. “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult-use cannabis products to discerning customers. As of November 5, 2024, Verano's active operations span 14 states, including 152 retail dispensaries and 15 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult-use markets, including through Cabbage Club, an annual membership program offering exclusive benefits for cannabis consumers.
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

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023 and (ii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance.
Three Months Ended September 30, 2024, as Compared to Three Months Ended September 30, 2023

	For the Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change
Revenues, net of discounts	$216,683	$240,088	$(23,405)

Gross Profit	109,097	133,220	(24,123)

Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(42,567)	(17,842)	(24,725)

Net Loss per share – basic & diluted	(0.12)	(0.05)	(0.07)
Revenues, net of discounts
Revenues, net of discounts, for the three months ended September 30, 2024 was $216,683, a decrease of $(23,405) or (9.7)%, compared to revenue of $240,088 for the three months ended September 30, 2023. The decrease in revenue was driven primarily by expected declines in New Jersey and Illinois retail as third-party dispensaries continue to open across these states and a decline in product availability in our Florida market due to cultivation expansion projects. This is partially offset by new Zen Leaf™ store openings in the Connecticut market during the third and fourth quarters of 2023 and acquisition activity during the three months ended September 30, 2024. Additionally, consistent with other multi-state cannabis operators, the Company has continued to see increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois. During the three months ended September 30, 2024, the Company opened two new stores in Florida and acquired eight additional stores, two in Arizona and six in Virginia, as part of acquisition activity. Retail revenue for the three months ended September 30, 2024 was approximately 64.5% of total revenue compared to 66.8% of total revenue for the three months ended September 30, 2023, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenues decreased due to competition related to third-party wholesale sales, mainly in the New Jersey market, when compared to the three months ended September 30, 2023. Cultivation (wholesale) revenue for the three months ended September 30, 2024 was 35.5% of total revenue compared to 33.2% of total revenue for the three months ended September 30, 2023, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the three months ended September 30, 2024 was $109,097, representing a gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 50.3%. This is compared to gross profit for the three months ended September 30, 2023 of $133,220, which represented a 55.5% gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The decrease in gross profit and gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was due to reduced top-line revenue coupled with a $3,280 non-cash impact related to the inventory step-up from acquisitions, partially offset by Ohio adult-use launch during August 2024. Also, the Company continued to experience price compression in Arizona, Florida, Illinois and New Jersey due to increased competition.

Net Loss
Net Loss attributable to the Company for the three months ended September 30, 2024 was $(42,567), an increase of $24,725, compared to a net loss of $(17,842) for the three months ended September 30, 2023. The increase in net loss was primarily driven by an overall decrease in gross profit coupled with an increase in selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

	For the Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change
Cost of Goods Sold, net	$107,586	$106,868	$718

Selling, General, and Administrative Expenses	92,327	86,316	6,011

Other Income (Expense), net	(13,859)	(13,255)	(604)

Provision for Income Taxes	(45,478)	(44,797)	(681)
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net for the three months ended September 30, 2024 was $107,586, an increase of $718 or 0.7%, as compared to the three months ended September 30, 2023. The increase was attributable to price compression, primarily in New Jersey and also in Arizona and Illinois, coupled with a non-cash impact related to the inventory step-up from acquisitions during the third quarter of 2024.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 were $92,327, an increase of $6,011 or 7.0%, compared to SG&A expenses of $86,316 for the three months ended September 30, 2023. SG&A expenses as a percentage of revenue was 42.6% and 36.0% for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase was primarily due to a $2,590 increase in salaries and benefits, due to increased headcounts related to new store openings during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Other Income (Expense), net
Other income (expense), net for the three months ended September 30, 2024, was $(13,859), an increase of $604 as compared to the three months ended September 30, 2023. The other income (expense), net increase was mainly due to the Company's contributions to Florida's Smart & Safe adult-use legalization campaign partially offset by lower interest expense related to the 2022 Credit Agreement.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended September 30, 2024, was $45,478, an increase of $681 or 1.5% when compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024, as Compared to Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change
Revenues, net of discounts	$660,379	$701,263	$(40,884)

Gross Profit	336,397	357,595	(21,198)

Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(69,153)	(40,140)	(29,013)

Net Loss per share – basic & diluted	(0.20)	(0.12)	(0.08)
Revenues, net of discounts
Revenues, net of discounts, for the nine months ended September 30, 2024 was $660,379, a decrease of $(40,884) or (5.8)%, compared to revenue of $701,263 for the nine months ended September 30, 2023. The decrease in revenue was driven primarily by expected declines in New Jersey and Illinois retail markets as third-party dispensaries continue to open across the states. This is partially offset by increases in Maryland retail and wholesale in relation to the adult-use program launch in July 2023, new Zen Leaf™ store openings in the Connecticut market during the third and fourth quarters of 2023, and acquisition activity during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company opened eight new stores, one in Connecticut, six in Florida and one in Pennsylvania. Additionally, the Company acquired eight additional stores, two in Arizona and six in Virginia, as part of acquisition activity during the third quarter of 2024. Consistent with other multi-state cannabis operators, the Company has continued to see increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois. Retail revenue for the nine months ended September 30, 2024 was approximately 64.9% of total revenue compared to 68.2% of total revenue for the nine months ended September 30, 2023, in each case, excluding intersegment eliminations. Increased cultivation (wholesale) revenues were driven by third-party wholesale sales in the New Jersey market and increased adult-use third-party wholesale sales in the Maryland market, both, of which attributed to increased production output and sales of cannabis flower and cannabis related products when compared to the nine months ended September 30, 2023. Cultivation (wholesale) revenue for the nine months ended September 30, 2024 was 35.1% of total revenue compared to 31.8% of total revenue for the nine months ended September 30, 2023, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the nine months ended September 30, 2024 was $336,397, representing a gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 50.9%. This is compared to gross profit for the nine months ended September 30, 2023 of $357,595, which represented a 51.0% gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The decrease in gross profit and gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories during the nine months ended September 30, 2024 was attributable to overall top-line revenue decline, specifically in the third quarter of 2024.
Net Loss
Net loss attributable to the Company for the nine months ended September 30, 2024 was $(69,153), an increase of $29,013, compared to a net loss of $(40,140) for the nine months ended September 30, 2023. The increase in net loss was driven by overall top-line revenue decline, an increase in SG&A expenses and a loss on debt extinguishment attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

	For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change
Cost of Goods Sold, net	$323,982	$343,668	$(19,686)

Selling, General, and Administrative Expenses	269,690	246,224	23,466

Other Income (Expense), net	(48,375)	(43,760)	(4,615)

Provision for Income Taxes	(87,485)	(100,796)	13,311
Cost of Goods Sold, net
Cost of goods sold, net, includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net, for the nine months ended September 30, 2024 was $323,982, a decrease of $(19,686) or (5.7)%, as compared to the nine months ended September 30, 2023. The decrease was primarily driven by decreased top-line revenue within the retail markets due to expected declines in New Jersey and Illinois retail markets as third-party dispensaries continue to open across the states, driving increased competition.
Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $269,690, an increase of $23,466 or 9.5%, compared to SG&A expenses of $246,224 for the nine months ended September 30, 2023. SG&A expenses as a percentage of revenue was 40.8% and 35.1% for the nine months ended September 30, 2024, and September 30, 2023, respectively. The increase was primarily due to a $11,853 increase in salaries and benefits due to increased headcounts related to new store openings, and a $8,130 increase in general and administrative expenses primarily driven by enhancements in processes and technology, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Additionally, SG&A expenses for the nine months ended September 30, 2024 included higher stock based compensation expense compared to the nine months ended September 30, 2023, caused by a prior period expense acceleration benefit during the nine months ended September 30, 2023 and lower award grants during the nine months ended September 30, 2023.
Other Income (Expense), net
Other income (expense), net for the nine months ended September 30, 2024, was $(48,375), a change of $(4,615) as compared to the nine months ended September 30, 2023. The other income (expense), net change was mainly due to a loss on debt extinguishment attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement and the Company's contributions to Florida's Smart & Safe adult-use legalization campaign.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the nine months ended September 30, 2024, was $(87,485), a decrease of $13,311 or 13.2% primarily due to impacts of prior period return to provision adjustments and a decrease in pre-tax earnings when compared to the nine months ended September 30, 2023.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$90,450	$92,389	$(1,939)	(2.1)%
Retail	164,404	185,707	(21,303)	(11.5)%
Intersegment Eliminations	(38,171)	(38,008)	(163)	0.4%
Total Revenues, net of discounts	$216,683	$240,088	$(23,405)	(9.7)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $90,450 for the three months ended September 30, 2024, a decrease of $(1,939) or (2.1)%, compared to the three months ended September 30, 2023, in each case, excluding intersegment eliminations. The decrease in cultivation (wholesale) revenues, net of discounts, was primarily driven by competition related to third-party wholesale sales, mainly in the New Jersey market.
Revenues, net of discounts, for the retail segment were $164,404 for the three months ended September 30, 2024, a decrease of $(21,303) or (11.5)%, compared to the three months ended September 30, 2023, in each case, excluding intersegment eliminations. Top contributors to retail sales were new Zen Leaf™ store openings in the Connecticut market during the third and fourth quarters of 2023 and acquisition activity during the three months ended September 30, 2024. The decrease in retail revenues, net of discounts was primarily driven by increased competition in both the New Jersey and Illinois markets which contributed to the year over year revenue decrease.

	For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$268,829	$259,266	$9,563	3.7%
Retail	497,675	556,307	(58,632)	(10.5)%
Intersegment Eliminations	(106,125)	(114,310)	8,185	(7.2)%
Total Revenues, net of discounts	$660,379	$701,263	$(40,884)	(5.8)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $268,829 for the nine months ended September 30, 2024, an increase of $9,563 or 3.7%, compared to the nine months ended September 30, 2023, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was primarily driven by increased third-party wholesale sales in the Illinois and New Jersey markets coupled with a burgeoning adult-use third-party wholesale sales in the Maryland market, partially offset by increased competition in the New Jersey third-party wholesale market during the third quarter of 2024.
Revenues, net of discounts, for the retail segment were $497,675 for the nine months ended September 30, 2024, a decrease of $(58,632) or (10.5)%, compared to the nine months ended September 30, 2023, in each case, excluding intersegment eliminations. Top contributors to retail sales were mainly due to increases in Maryland retail and wholesale in relation to the adult-use program launch in July 2023, new Zen Leaf™ store openings in the Connecticut market during the third and fourth quarters of 2023, and acquisition activity during the three months ended September 30, 2024. The overall decrease in retail revenues, net of discounts, was primarily driven by continued increased competition and promotional activity, as expected, in select retail markets, specifically in New Jersey and Illinois. Additionally, modest pricing pressure contributed to the decrease in revenues, net of discounts, when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended September 30, 2024, approximately 35.5% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 64.5% from the retail business, excluding intersegment eliminations. For the nine months ended September 30, 2024, approximately 35.1% of revenue was generated from the cultivation (wholesale) business and approximately 64.9% from the retail business, excluding intersegment eliminations.
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
Selling costs generally correlate to revenue. As a percentage of sales, selling costs are expected to increase slightly in currently operational markets (Arizona, Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia) as facility and market expansion occurs. The increase is expected to be driven primarily by the growth of the Company’s retail and cultivation (wholesale) channels and the ramp up from new retail openings.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of September 30, 2024 and December 31, 2023, the Company had total current liabilities of $435,375 and $412,188, respectively. As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $64,981 and $174,760, respectively, to meet its current obligations. The Company had working capital deficit of $(113,654) as of September 30, 2024, a decrease of working capital of $(95,662) as compared to December 31, 2023. This decrease in working capital was largely driven by acquisition activity and capital expenditures during the nine months ended September 30, 2024.
The Company is an early-stage growth company, generating cash from revenues and deploying its capital to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital is primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, and investor and industry relations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given inflation and the uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its operations and expansion plans.
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
Our long-term liquidity requirements consist primarily of completing additional acquisitions, capital expenditures, scheduled debt payments, future payments of income tax payables, maintaining and expanding our operations and other general business needs. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. We believe that the foregoing sources of capital will provide sufficient funds for our operations, anticipated expansion and scheduled debt payments for the long-term. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and our ability to obtain debt or equity financing on acceptable terms.

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
As of September 30, 2024, the Company was in compliance with such covenants.
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
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests in CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $26,700, which is subject to further adjustment, and which bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date.
Tax Liabilities
The Company has U.S. income tax payable liabilities. These income tax payable liabilities will require payment from our liquidity sources, and we believe we have sufficient liquidity for both short-term and long-term payments of our income tax payable liabilities and in addition to our other obligations.

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change
Net Cash Provided by Operating Activities	$68,694	$77,361	$(8,667)
Net Cash Used in Investing Activities	(120,852)	(24,323)	(96,529)
Net Cash Used in Financing Activities	(57,635)	(7,964)	(49,671)
Cash flows from Operating Activities. During the nine months ended September 30, 2024 and 2023, the Company had net cash inflows of $68,694 and $77,361, respectively. The $(8,667) decrease was mainly driven by an increase in inventory from acquisition activity during the third quarter of 2024, when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023.
Cash Flows from Investing Activities. During the nine months ended September 30, 2024 and 2023, the Company had net cash outflows of $(120,852) and $(24,323), respectively. The $(96,529) increase in net cash outflows during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily driven by cash outflows related to the purchases of property, plant and equipment of $(84,803) during the nine months ended September 30, 2024, compared to purchases of property, plant and equipment of $(26,503) during the nine months ended September 30, 2023, as well as acquisition activity during the third quarter of 2024.
Cash Flows from Financing Activities. During the nine months ended September 30, 2024 and 2023, the Company had net cash outflows of $(57,635) and $(7,964), respectively. The $(49,671) increase in net cash outflows during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was largely attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement during the nine months ended September 30, 2024.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2024, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures due to the material weaknesses in internal control over financial reporting identified as of December 31, 2023 and as described in Item 9A. Controls and Procedures in the Form 10-K. We believe, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
We previously identified and disclosed material weaknesses in internal control over financial reporting as described in Item 9A. Controls and Procedures in the Form 10-K. These material weaknesses are currently in the process of being remediated, as of September 30, 2024. Other than the previously identified and disclosed plans to remediate the material weaknesses in internal control over financial reporting as described in Item 9A. Controls and Procedures in the Form 10-K, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None which have not been reported on a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Laura Marie Kalesnik, the Company’s Chief Legal Officer, General Counsel and Secretary, adopted a prearranged share trading plan with a brokerage firm on September 9, 2024, provided that such prearranged share trading plan will not become effective until the completion of the applicable cooling-off period following the termination of Ms. Kalesnik’s currently effective prearranged share trading plan (the "Cooling-Off Period"). Ms. Kalesnik’s currently effective prearranged trading plan will remain in place until all contemplated sales are completed. Ms. Kalesnik’s plan provides for the sale of 72,888 Subordinate Voting Shares between (i) the later of (x) June 1, 2025 and (y) the first trading date following the completion of the Cooling-Off Period, and (ii) December 1, 2025; provided, that such number of Subordinate Voting Shares reflects estimated tax withholdings and actual sale amounts may vary. Ms. Kalesnik’s trading plan was entered into during an open trading window and is intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

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

10.1*+
Equity Purchase Agreement, dated July 29, 2024, among Verano Holdings, LLC, Verano Holdings Corp., Columbia Care Eastern Virginia LLC and the members of Columbia Care Eastern Virginia LLC and The Cannabist Company Holdings Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024 (File No. 000-56342) and incorporated herein by reference).

10.2*	Form of Verano Holdings, LLC Promissory Note (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 31, 2024 (File No. 000-56342) and incorporated herein by reference).

10.3**+
Equity Purchase Agreement, dated July 29, 2024, as amended on October 28, 2024, among Verano Arizona, LLC, 203 Organix L.L.C., CC VA HoldCo LLC, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc.

10.4*+
Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, Salubrious Wellness Clinic, Inc., CC VA HoldCo LLC, Thomas Allison, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on July 31, 2024 (File No. 000-56342) and incorporated herein by reference).

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

*    Previously filed.
**    Filed herewith
***     Furnished herewith
+    Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 7, 2024

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Brett Summerer
Name:	Brett Summerer
Title:	Chief Financial Officer