Form 10-K
period 2024-12-31
Verano Holdings Corp.
filed 2025-02-27
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Class A subordinate voting shares, and Class B proportionate voting shares (on an as converted to Class A subordinate voting shares basis), based on the closing price of the Class A subordinate voting shares listed on Cboe Canada as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $901,354,299. For this purpose, directors, executive officers and greater than 10% record shareholders are considered affiliates of the registrant.

The registrant had outstanding 358,950,322 Class A subordinate voting shares and no Class B proportionate voting shares as of February 25, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held during 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note on Forward-Looking Statements
This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking information” and “forward-looking statements” within the meaning of United States and Canadian securities laws (together, “forward-looking statements”). All statements, other than statements of historical fact, made by the Company or its affiliates that address activities, events or developments that the Company or its affiliates expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may,” “will,” “would,” “could,” “should,” “believes,” “assumes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “intends,” “anticipates,” “targeted,” “continues,” “forecasts,” “designed,” “goal,” “progress,” or the negative of those words or other similar or comparable words.
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
•regulatory and political changes to U.S. federal, state and local laws related to medical or adult use cannabis, including political risks and regulation by additional regulatory authorities;
•the impacts of economic uncertainty stemming from disruptions in U.S. and global markets, inflation, rising interest rates, and changes in consumer and business confidence;
•our outstanding indebtedness and potential future indebtedness, including our ability to repay such indebtedness;
•reliance on key management;
•market acceptance of existing and new products and potential returns or recalls of our products;
•consumer acceptance of our brand portfolio;
•the accuracy of our forecasted demand for our products;
•the potential for fraudulent activity by employees, contractors and consultants;
•our exposure to growth-related operational and execution risks;
•potential negative findings in our clinical research with respect to our products;
•our ongoing litigation matter with Vireo Growth Inc., formerly known as Goodness Growth Holdings, Inc;
•potential product liability claims;
•our exposure to natural phenomena and resulting potential uninsured or under insured losses;
•the risk that our property will be subject to civil asset forfeiture;
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
•our lack of portfolio diversification by industry or geography;
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
•the availability of and our reliance on third-party suppliers, service providers, contractors and manufacturers, and any significant interruption of these relationships, including negative changes to quality, availability, pricing, trade policy and other economics;
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
•the risk of financial crimes;
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

PART I
ITEM 1. BUSINESS
Overview
Verano Holdings Corp., a British Columbia corporation (“Verano,” the “Company,” “we,” “us,” or “our”), one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult use cannabis products. As of February 25, 2025, through our subsidiaries and affiliates we operate businesses in 13 states, including 153 retail dispensaries and 15 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 7 states allow the use of low tetrahydrocannabinol (“THC”) and high cannabidiol (“CBD”) products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
For the fiscal year ended December 31, 2024, medical-use sales and adult use sales comprised approximately 51% and 49% of our consolidated revenues, respectively. For each of the fiscal years ended December 31, 2023 and 2022, medical-use sales and adult use sales comprised approximately 55% and 45% of our consolidated revenues and approximately 60% and 40% of our consolidated revenues, respectively.
Substantially all of the Company’s business, operating results and financial condition relate to U.S. cannabis-related activities. Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing cannabis brands and products at scale. Our cultivation, processing and distribution of cannabis consumer packaged goods are designed to leverage shelf-space in our national retail dispensary chains, as well as to develop and foster long term wholesale supply relationships with third-party retail operators. Our model includes geographic diversity by establishing a footprint to allow us to adapt to changes in both industry and market conditions.
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
The corporate headquarters of Verano is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610. Verano’s Canadian registered office is located at 20th Floor, 250 Howe Street, Vancouver, British Columbia V6C 3R8. Verano’s telephone number is (312) 265-0730. Verano’s internet address is www.verano.com. The information provided on the Company’s website is not part of this Form 10-K, unless otherwise noted.
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
Beginning in August 2018, Verano LLC began to acquire control, management, ownership, and other rights to medical and adult use cannabis licenses in U.S. states where Verano LLC or Verano LLC’s co-founders held an existing ownership or management stake.
Starting in January 2019, Verano LLC implemented an expansion strategy whereby Verano LLC, either directly or through subsidiaries or affiliates, began acquiring control, management, ownership, and other rights to medical and adult use cannabis businesses across multiple U.S. states, including cultivation, production, wholesale distribution and retail dispensaries.
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

After the consummation of the RTO the Subordinate Voting Shares were listed on the Canadian Securities Exchange (“CSE”) and began trading on February 17, 2021 under the stock symbol “VRNO”. On October 18, 2023, the Subordinate Voting Shares began trading on Cboe under the stock symbol, “VRNO.” In connection therewith, the Subordinate Voting Shares ceased trading on the CSE as of the close of market on October 17, 2023.

Credit Agreement
On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto (the “Lenders”), pursuant to which the Lenders advanced the Borrowers a $350,000,000 senior secured term loan, all of which was used to repay the principal indebtedness outstanding under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
The 2022 Credit Agreement provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan in the aggregate principal amount of up to $100,000,000; provided that the Lenders elect to fund such incremental term loan. Beginning in October 2023, the 2022 Credit Agreement requires Verano to make scheduled amortization payments of $350,000 per month and the remaining principal balance is due in full on October 30, 2026.
The 2022 Credit Agreement also provides the Borrowers with the right to (a) incur up to $120,000,000 of additional indebtedness from third-party lenders secured by real estate excluded as collateral under the 2022 Credit Agreement, (b) incur additional mortgage financing from third-party lenders secured by real estate acquired after the closing date, and (c) upon the SAFE Banking Act or similar legislation making banking services available to U.S. cannabis companies being passed by the United States Congress, incur up to $50,000,000 pursuant to a revolving credit facility from third-party lenders that is pari passu or subordinated to the 2022 Credit Agreement obligations, each of which are subject to customary conditions.
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
At any time, the Company may voluntarily prepay up to $100,000,000 of the principal balance, subject to a one-time $1,000,000 prepayment premium upon the first prepayment, and may prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of any subsequent prepayments. The Borrowers may not voluntarily prepay more than $100,000,000 of the principal balance without prepaying the entire outstanding principal balance of the loan. On April 30, 2024, Verano made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000,000 pursuant to the 2022 Credit Agreement and paid a $1,000,000 prepayment premium in connection therewith. The Company may voluntarily prepay up to another $50,000,000 following the Permitted Partial Optional Prepayment in April 2024 without any additional prepayment premium. For more information, see “— Certain 2024 Developments — Permitted Partial Optional Prepayment and Lien Release.”
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
As of December 31, 2024, the Company was in compliance with such covenants.
George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a Lender funding $1,000,000 of the $350,000,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.

Certain 2024 Developments
Business Combinations
203 Organix L.L.C. & Salubrious Wellness Clinic, Inc.
On July 29, 2024, the Company entered into two equity purchase agreements:, (a) one with The Cannabist Company Holdings Inc. (“Cannabist”), CC VA Holdco LLC, Columbia Care – Arizona, Tempe, L.L.C., Thomas Allison and Salubrious Wellness Clinic, Inc. (“SWC”), pursuant to which the Company acquired all of the issued and outstanding equity interests of SWC, and (b) one with Cannabist, CC VA Holdco LLC, Columbia Care-Arizona, Prescott, L.L.C. and 203 Organix, LLC (“203” and together with SWC, “Cannabist AZ”), pursuant to which the Company acquired all of the issued and outstanding equity interests of 203. The Company added an active cultivation and production facility and increased the Company's retail footprint in Arizona. The transactions closed on August 16, 2024. Pursuant to such equity purchase agreements, the Company paid total cash consideration of $11,529,000, inclusive of estimated ongoing post-closing purchase price adjustments.
Columbia Care Eastern Virginia LLC
In addition to the equity purchase agreements entered into with Cannabist AZ, on July 29, 2024, the Company entered into an equity purchase agreement with Cannabist, Columbia Care Eastern Virginia LLC (“CC East Virginia”), and the members of CC East Virginia party thereto (the “Virginia EPA”), pursuant to which the Company acquired all of the issued and outstanding equity interests of CC East Virginia. CC East Virginia is the sole vertical cannabis operator in HSA 5 in Eastern Virginia. The transaction closed on August 21, 2024 (the “VA Closing Date”). Pursuant to the Virginia EPA, the Company paid $24,122,000 in cash consideration and equity consideration of 10,416,041 Subordinate Voting Shares with an estimated fair value of $34,453,000, all of which was distributed to the equity holders of CC East Virginia on the VA Closing Date. In addition, on the VA Closing Date, the Company issued a $27,425,000 promissory note (the “CC East Virginia Promissory Note”), inclusive of estimated ongoing post-closing purchase price adjustments, with an estimated fair value of $25,776,000 and which bears interest at a rate of 7% per annum and matures on the two-year anniversary of the VA Closing Date.
Permitted Partial Optional Prepayment and Lien Release
On April 30, 2024, the Company made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000,000 pursuant to the 2022 Credit Agreement and paid a $1,000,000 prepayment premium in connection therewith.
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

Organizational Structure
Verano is a holding company and conducts its business operations through direct and indirect subsidiaries and affiliates. The following chart sets forth the corporate structure of the Company and its primary subsidiary, Verano LLC. As part of the implementation of the Go Public Transactions and tax considerations, through a series of transactions, the Company formed two levels of subsidiaries above Verano LLC that include Verano Holdings USA Corp., a Delaware corporation (“BlockerCo”), and five subsidiaries of BlockerCo, those being ZNN Holdings, LLC, a Delaware limited liability company, Nuuvn Holdings, LLC, a Delaware limited liability company, ZenNorth LLC, a Delaware limited liability company, A&T SPV II LLC, a Texas limited liability company, and SGI 1 LLC, a Delaware limited liability company (collectively, the “Blocker Subsidiaries”). Each of the Blocker Subsidiaries were dissolved in February 2025 and as a result, Verano LLC became a direct wholly-owned subsidiary of BlockerCo. BlockerCo has, and prior to the dissolutions, the Blocker Subsidiaries had no business or operations and exist, or existed, as applicable, solely to effect the Go Public Transactions and the taxation of Verano as a U.S. corporation for U.S. federal income tax purposes. The below structure chart shows the structure of the Company as of February 25, 2025.
From time to time, we may reorganize our operating subsidiaries through consolidations, mergers, contributions, distributions and similar corporate restructurings in order to integrate acquired companies, enhance efficiencies, streamline operations, group borrowers under the 2022 Credit Agreement and align financial reporting. After giving effect to any corporate reorganization, all operating entities remain as indirect subsidiaries of the Company. See Exhibit 21.1 to this Form 10-K for a list of subsidiaries of the Company as of December 31, 2024.
Because of this holding company structure, Verano has no business operations and to the extent it cannot raise funds through the issuance of debt or equity securities, it is dependent on the financial health and operating performance of its subsidiaries and affiliates to meet its financial obligations. The ability of Verano’s subsidiaries and affiliates to pay dividends and other distributions to it or any of its other subsidiaries will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained, as well as contractual restrictions on dividends and distributions that may be contained in mortgages, credit facilities and other similar agreements. In the event of a liquidation or reorganization of any of Verano’s subsidiaries, lenders and trade creditors may be entitled to payment of their claims from the assets of such subsidiary before Verano.

Our Strategy
As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, Verano’s goal is the ongoing development of communal wellness by providing responsible access to medical and adult use regulated cannabis products.
Our strategy is to vertically integrate as a single cohesive company in multiple states through consolidation of seed-to-sale cultivating, processing, wholesale distributing, and dispensing branded products at scale. Our cultivation, processing and wholesale distribution of cannabis consumer packaged goods are designed to support our national retail dispensary chains and to develop and foster long term wholesale supply relationships with third-party retail dispensary operators. Our retail dispensary chains operate under brand names including Zen Leaf™ and MÜV™, and we developed this model in part to leverage shelf-space in our retail dispensaries. As of February 25, 2025, we also have several dispensaries operating under the Cannabist or SWC brand name following our acquisitions of Cannabist AZ and CC East Virginia.
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
•The Company’s business plan centers around four foundational pillars: cultivation, production, brand development and retail.
•Diversity in revenue streams helps position the Company to respond proactively to changes in economics, regulations and healthcare, as well as to navigate ever-evolving consumer habits.
•The Company strives to operate and manage the entire vertical cannabis operation and supply chain from seed-to- sale.
•The Company focuses on a current potential market size of approximately 89 million adult Americans based on BDSA.com, which includes the total adult population in the 13 states in which we currently have active operations, those states being Arizona, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia.
•The Company aims for a “first-mover” competitive advantage in emerging markets by seeking early entry into states with approved medical cannabis programs and then establishing a footprint and vertical operations in anticipation of the authorization of adult use cannabis.
•The Company emphasizes developing high-quality products at various price points to elevate its products’ market desirability and value.
•The Company aims to adhere to standard operating procedures across all of its cultivation and processing facilities, growing with state-permitted products and implementing compliance programs to meet product testing, inventory controls and other state regulatory requirements.
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
To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 7 states allow the use of low THC and high CBD products for specified medical uses. Notwithstanding the permissive regulatory environment of medical, and in some cases, adult use cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the United States. Because U.S. federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis and we rely on established and developing laws and regulations in the states and local jurisdictions in which we operate. In addition, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the U.S. may form the basis for prosecution under applicable U.S. federal money laundering legislation.
Regulation of Cannabis at the U.S. Federal Level
The U.S. federal government’s approach to enforcement of cannabis laws has trended toward deference to state laws where a robust state regulatory framework exists. In August 2013, the U.S. Department of Justice (the “DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices. The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal cannabis laws against individuals and businesses that comply with state cannabis programs. The Cole Memorandum, while not legally binding and only a policy statement, assisted in managing the tension between state and federal laws concerning all medical and adult use state-regulated cannabis businesses.
In January 2018, the Cole Memorandum was rescinded by former Attorney General Jeff Sessions. While this did not create a change in federal law, the revocation added to the uncertainty of U.S. federal enforcement of the Controlled Substances Act in states where cannabis use is regulated. Former Attorney General Jeff Sessions also issued a one-page memorandum known as the “Sessions Memorandum” which confirmed the rescission of the Cole Memorandum and explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance as set forth in the U.S. Attorney’s Manual. While the Sessions Memorandum does emphasize that marijuana is a Schedule I controlled substance, it does not otherwise indicate that the prosecution of marijuana-related offenses is a heightened DOJ priority. The Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion, which remains in the hands of U.S. Attorneys when deciding whether to prosecute marijuana-related offenses. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and the Sessions Memorandum did not address the treatment of medical cannabis by federal prosecutors.
Former President Joe Biden, who assumed office in January 2021, stated a policy goal of federal cannabis decriminalization. In March 2021, Merrick Garland was appointed U.S. Attorney General by President Biden. Mr. Garland indicated he would generally act in accordance with the Cole Memorandum, when, at his confirmation hearing, he said, “It does not seem to me, a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.”
In December 2022, President Biden signed The Medical Marijuana and Cannabidiol Research Expansion Act. This Act, the first standalone cannabis bill to be passed by Congress, reduces federal barriers to cannabis research, creates a mechanism for the Food and Drug Administration (the “FDA”) to approve products derived from cannabis, protects state-licensed physicians who certify patients for medical cannabis use, requires the U.S. Department of Health and Human Services to report on the potential therapeutic benefits of cannabis, and requires the Attorney General to annually review whether a sufficient amount of cannabis is being produced to meet the needs of medical cannabis research.

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
On May 21, 2024, the U.S. Justice Department announced that Attorney General Merrick Garland submitted to the Federal Register a notice of proposed rule making initiating a formal rule making process to consider moving cannabis from a Schedule I to Schedule III drug under the CSA. On December 2, 2024, the DEA held a preliminary formal hearing regarding the rescheduling of cannabis, and additional hearings were scheduled from January 21, 2025 to March 6, 2025. On January 13, 2025, the Chief Administrative Law Judge presiding over the rescheduling of cannabis ordered that the hearing scheduled for January 21, 2025, be cancelled, and that the proceedings in the matter were stayed, pending a resolution of an interlocutory appeal to the DEA administrator. A joint status update must be provided to the tribunal ninety (90) days from the issuance of the order, and every ninety (90) days thereafter.
In November 2024, Donald Trump was elected President of the United States, and later that month announced that Pam Bondi would be his nominee for Attorney General. On the campaign trail, Donald Trump expressed his support for moving cannabis to a Schedule III substance and expressed his commitment to work with Congress to pass common sense cannabis laws, including safe banking laws, for state authorized companies. Despite such statements and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under the new administration or that any rules will come out of the rule making process that will benefit the Company.
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

Due to financial institutions concerns of being implicated in or prosecuted for money laundering, cannabis businesses are often forced into becoming “cash-only” businesses. As banks and other financial institutions in the U.S. are generally unwilling to risk a potential violation of federal law without guaranteed immunity from prosecution, most refuse to provide any kind of services to cannabis businesses. The few credit unions and community banks who have agreed to work with cannabis businesses are limiting those accounts in relation to their total deposits. Since the federal government could change the banking laws as it relates to cannabis businesses at any time and without notice, these credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from cannabis businesses in a single day, while also servicing the need of other customers.
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
In September 2023, the Senate Banking Committee passed the Secure and Fair Enforcement Regulation Banking Act (the “SAFER Banking Act”) out of committee by a bipartisan vote of 14-9. While the bill, SB. 2860, was placed on the Senate legislative calendar the following day, the 118th Congress concluded without passage of the bill. Other legislation that has previously been introduced in past Congresses that would make cannabis transactions easier and more predictable include the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Cannabis Administration and Opportunities Act (the “CAO Act”), the Preparing Regulators Effectively for a Post-Prohibition Adult-Use Regulated Environment Act (the “PREPARE Act”), the Strengthening the Tenth Amendment Through Entrusting States Act (the “STATES 2.0” Act) and the States Reform Act (the “SRA”) . Despite the rescission of the Cole Memorandum, one legislative safeguard for the medical cannabis industry remains in place. Since 2015 Congress has used a rider known as the Rohrabacher-Blumenauer Amendment (also known as the Rohrabacher–Farr amendment) (the “RBA”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. However, this measure does not protect adult-use cannabis businesses. Congress has repeatedly renewed the RBA and it remains in effect today.
The Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) removed hemp from the Controlled Substances Act and legalized the growth and sale of hemp and hemp products. At the time the 2018 Farm Bill was passed, there was general consensus among the scientific community that THC, CBD, and hundreds of other cannabinoids were present in such a limited capacity that their potential for psychoactive response in users was not studied or considered. Under the protections of the 2018 Farm Bill, some manufacturers began synthesizing the abundant non-psychoactive CBD into intoxicating delta-8 THC, a molecule that only differs from its delta-9 relative by a location of a double bond between carbons. This expanded to include previously unstudied cannabinoids, such as delta-O THC, delta-10 THC, and THC-P (believed to be almost thirty-three percent more potent than delta-9 THC found in ‘traditional’ cannabis products), all of which is known as “Hemp-Synthesized Intoxicants”, or HSIs.

In January of 2023, the FDA, via an internal working group, concluded that the existing regulatory framework for food and supplements is not appropriate for hemp products and CBD. The Subcommittee on Health Care and Financial Services released a request for information to subject matter experts and stakeholders regarding the FDA’s regulation of hemp products and CBD. Responses to the request for information indicated FDA inaction has left both the cannabis and hemp industries in limbo. There can be no assurance that the SAFE Banking Act, the SAFER Banking Act, the CLIMB Act, the CAO Act, the MORE Act, the PREPARE Act, the STATES 2.0 Act, the States Reform Act or similar comprehensive legislation that would de-schedule and de-criminalize cannabis will be passed in the near future or at all, and there can be no assurance that the RBA will be renewed in the future. If any such legislation is passed, there is no guarantee that it will include provisions that preserve the current state-based cannabis programs under which the Company’s subsidiaries and affiliates operate or that such legislation will otherwise be favorable to the Company and its business.
An additional federal law challenge to cannabis businesses is that the provisions of Section 280E of the Internal Revenue Code of 1986 as amended (the “Code”), are being applied by the Internal Revenue Service (the “IRS”) to businesses operating in the medical and adult use cannabis industry. Section 280E of the Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective U.S. federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses participating in the state legalized cannabis industry may be less profitable than they would otherwise be if Section 280E were not applied to their businesses. If cannabis were rescheduled to Schedule III under the CSA, as recommended by HHS, Section 280E prohibitions would no longer apply to businesses such as the Company operating in the state-legalized medical and adult use cannabis industry. At this time, the Company cannot predict the effect any potential rescheduling would have on its taxes, and there is no assurance that cannabis will become a Schedule III substance under the CSA on a given timeframe, or at all.
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
Regulation of Cannabis at the U.S. State and Local Levels
Because U.S. federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. This prohibition applies to, among other things, transporting cannabis between states that have legalized cannabis use and transporting cannabis that has been legally acquired in a state. Because of current federal law, the U.S. cannabis industry is regulated on a state-by-state basis, and we rely on established and developing laws and regulations in the states and local jurisdictions in which we operate. The cannabis industry is subject to state and local laws, regulations and guidelines relating to, among other matters, the cultivation, processing, distribution, sale, storage and disposal of medical and adult use cannabis, with each state enacting laws and regulations for that particular state upon approval of medical or adult use cannabis in such state. States and localities currently require licenses and permits to engage in the cannabis industry with the laws and regulations varying from state to state and locally. In many states, there are specific license caps that create high barriers to entry. In addition to stringent application requirements, licenses may be limited in scope of business. States also may enact social equity programs to foster an inclusive and equitable cannabis industry by increasing diversity in the number of license holders, which may further limit available licenses. Generally, any change in ownership of a license holder or other deemed sale, assignment or transfer of a license requires prior approval by the applicable state regulators, which approval process may be lengthy and rigorous.

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
Below is a general summary overview of the current licensing and regulatory framework in the states where we operated under cultivation, processing, transportation or retail licenses or have rights to operate under such licenses as of February 25, 2025. In addition to the states listed below, in the ordinary course of business we may also conduct pre-licensing activities in other markets. In these markets, we may have either applied for licenses, or plan on applying for licenses, but we do not currently own or manage businesses with cultivation, processing, transportation or retail licenses. See Appendix A to this Form 10-K for a list of the licenses and permits, by state, held by the Company for the cultivation, processing, wholesale distribution and retail sale of cannabis products as of February 25, 2025.
Arizona
Cannabis licenses in Arizona may be vertically integrated and, subject to state regulations, Arizona currently allows access to cannabis for both medical and adult use. Cannabis establishment licensees may operate all of the following: (i) a single retail location at which the licensee may sell cannabis and cannabis products to consumers, cultivate cannabis and manufacture cannabis products; (ii) a single off-site cultivation location at which the licensee may cultivate cannabis, process cannabis and manufacture cannabis products, but from which cannabis and cannabis products may not be transferred or sold to consumers; and (iii) a single off-site location at which the licensee may manufacture cannabis products and package and store cannabis and cannabis products, but from which cannabis and cannabis products may not be transferred or sold to consumer.
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
The Florida Marijuana Legalization Initiative (Initiative #22-05) appeared on the ballot in Florida as an initiated constitutional amendment on November 5, 2024. If adopted, Initiative #22-05 would have authorized the legalization of cannabis for adults twenty-one years old and older and allowed individuals to possess up to three ounces of cannabis, with up to five grams in the form of concentrate. Existing medical cannabis treatment centers would have been authorized under the initiative to acquire, cultivate, process, manufacture, sell, and distribute cannabis products and accessories. The amendment achieved majority, 56%, support among voters in Florida but failed to reach the supermajority 60% required for adoption. A revised constitutional amendment, drafted to address a number of concerns raised by opponents of Initiative #22-05, has been submitted to the Florida Secretary of State for consideration during the 2026 election. This ballot initiative remains subject to possible legal challenges. There is no assurance that this initiative will appear on the ballot in Florida or that Florida voters will support this initiative.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Florida.
Illinois
Subject to state regulations, Illinois currently allows access to cannabis for both medical and adult use. Illinois has issued a limited amount of dispensary, cultivation, and processing licenses. Applicants for cannabis business licenses must meet, among others, the following requirements: (i) the location for a dispensary must be suitable for public access; (ii) the location must not pose a detrimental impact to the surrounding community; (iii) demonstrate compliance with safety procedures for dispensary employees, patients, and caregivers, and safe delivery and storage of cannabis and currency; (iv) provide an adequate plan for recordkeeping, tracking and monitoring inventory, quality control, destruction and disposal of cannabis, and procedures to discourage unlawful activity; (v) develop a business plan specifying products to be sold; and (vi) demonstrate knowledge of, experience, and proven record of ensuring optimal safety and accuracy in the dispensing and sale of cannabis.
Once a license is granted, licensees have a continuing obligation to ensure no cannabis is sold, delivered, transported, or distributed to a location outside of Illinois. Licenses are valid for one year, and after the initial term, licensees are required to submit renewal applications. Illinois requires on-going compliance by license holders to regulations regarding the requirements of the application, which include suitable locations, safety procedures, procedures for compliance with laws, record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. In respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is timely submitted prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
Following an approximate three-year delay in Illinois’s 2020 licensing application process, new adult use dispensary, infuser, craft grower, and transporter licenses have began to operationalize. The Company established strong relationships with Illinois customers and the communities in which it operates, and will work with new licensees to build profitable new business relationships. While the operationalization of new cannabis business licenses does increase the level of retail competition within this state market, it also presents additional wholesale opportunities for the Company’s cultivation and manufacturing operation in this state market.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Illinois.

Maryland
Subject to state regulations, Maryland currently allows access to cannabis for both medical and adult use. The principal license categories in Maryland are: (i) standard grower; (ii) standard processor; (iii) standard dispensary; (iv) micro grower; (v) micro processor; (vi) micro dispensary; (vii) incubator space; and (viii) on-site consumption establishment. Maryland has limited the number of each license, and allows a dispensary licensee to have a direct interest in up to four dispensaries at one time. The standard dispensary license permits the licensee to purchase cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities and cannabis from other retail stores and allows the sale of cannabis and cannabis products to registered patients. The standard grower license permits the licensee to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to cannabis dispensaries, and cannabis cultivation facilities. The standard processing license permits the licensee to purchase cannabis from cultivation facilities, manufacture cannabis products, and sell those products to licensed cannabis dispensaries. Maryland licenses are valid for a period of five years and are subject to renewals after required fees are paid and provided that the business remains in good standing.
Maryland requires on going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Maryland.
Massachusetts
Subject to state regulations, Massachusetts currently allows access to cannabis for both medical and adult use. On the medical side, there is one principal state license category in Massachusetts: a vertically-integrated license. On the adult use side, there are many state license categories, but the two principal ones are cultivator and establishment (i.e., dispensary). Municipalities may individually determine what local permits or licenses are required if a licensee wishes to establish an operation within its boundaries. Medical use licensees are “vertically-integrated,” meaning they grow, process, and dispense their own cannabis. As such, each medical use licensee is required to have a retail facility as well as cultivation and processing operations. Under certain conditions, medical use licensees can acquire up to 45% of their annual inventory of product from other medical use licensees. Medical use licensees that elect to conduct cultivation, processing and retail operations in one location, are commonly referred to as a “co-located” operation.
Massachusetts mandates a comprehensive application process for licensees. Each applicant must submit charter documents, comprehensive financial statements, a character competency assessment, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operations. Each Massachusetts dispensary, grower, and processor license is valid for one year.
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

Michigan
Subject to state regulations, Michigan currently allows access to cannabis for both medical and adult use. Michigan administers five types of licenses: (i) grower licenses; (ii) processor licenses; (iii) secure transporter licenses; (iv) provisioning center licenses; and (v) safety compliance facility licenses. There are no stated limits on the number of licenses that can be made available on a state level; however, regulatory authorities have discretion over the approval of applications and municipalities can pass additional restrictions.
Licensees are heavily regulated with on going requirements related to operations, security, storage, transportation, inventorying, personnel, and more. As in other states where cannabis is legal, Michigan regulators can deny or revoke licenses and renewals for multiple reasons. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of Michigan.
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
Nevada
Subject to state regulations, Nevada currently allows access to cannabis for both medical and adult use. Nevada is not a vertically integrated system, and there are three principal license categories in Nevada: (i) cultivation; (ii) processing; and (iii) dispensary. The cultivation licenses permit the licensee to acquire, cultivate, deliver, supply and/or sell cannabis and related supplies to cannabis dispensaries and facilities for the production of edible cannabis products and cannabis -infused products. The processing license permits the licensee to acquire, manufacture, deliver, supply and/or sell edible cannabis products or cannabis-infused products to other cannabis production facilities or cannabis dispensaries. The dispensary licenses permit the licensee to purchase cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities, and cannabis from other retail stores, as well as allow the sale of cannabis and cannabis products to lawful consumers.
Nevada licenses are valid for one year and are subject to annual renewals after required fees are paid and provided that the business remains in good standing. Nevada requires on going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. Provided that the requisite renewal fees are paid, the renewal application is timely submitted prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Nevada.

New Jersey
Subject to state regulations, New Jersey currently allows access to cannabis for medical use and adult use. New Jersey permits the operation of vertically integrated cannabis licenses, named Alternate Treatment Centers (“ATCs”) which allow the licensee to cultivate, process, and sell medical cannabis products to registered qualified patients and caregivers. There are also non-vertically integrated licenses, which principally include: (i) cultivators and manufacturers, which may cultivate cannabis and manufacture medical cannabis products; and (ii) dispensaries which may sell medical cannabis and products to registered qualified patients and caregivers. For adult use cannabis, New Jersey administers six license classes, the principal of which are: (i) cultivator, which may grow recreational use cannabis; (ii) manufacturers, which may produce recreational use cannabis in additional approved forms; and (iii) retailer, which may sell recreational cannabis to consumers over the age of 21. ATCs may expand into adult use sales if approved by New Jersey’s Cannabis Regulatory Commission.
Licensees are heavily regulated with on going requirements related to operations, security, storage, transportation, inventory, personnel, and more. New Jersey licenses are valid for one year and are subject to annual renewals. As in other states where cannabis is legal, New Jersey regulators can deny or revoke licenses and renewals for multiple reasons. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of New Jersey. Provided that the requisite renewal fees are paid, the renewal application is submitted at least ninety days prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in New Jersey.
Ohio
Subject to state regulations, Ohio currently allows access to cannabis for medical and adult use. There are three principal license categories in Ohio: (i) dual use cultivator; (ii) dual use processor; and (iii) dual use dispensary. On at least a biennial basis, state regulators consider whether enough medical cannabis dispensaries exist, considering the state population, the number of patients seeking to use medical cannabis and the geographic distribution of dispensary sites. More licenses may be issued based on those findings. The dual use cultivation licenses permit the licensee to acquire, possess, cultivate, manufacture, and process medical and adult use cannabis products, deliver, transfer, have tested, transport, supply and/or sell cannabis and related supplies to dispensaries. The dual use processor license permits the licensee to manufacture and produce medical and adult use cannabis products. The dual use dispensary license permits the licensee to purchase cannabis and cannabis products from cultivation and processing facilities, as well as allow the sale of cannabis and cannabis products to registered patients and lawful consumers.
Ohio requires on going compliance with laws and regulations regarding record keeping, reporting, storage, inventory, product quality, inventory tracking, security, and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported, or distributed by a producer from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties. Ohio cultivation, processing, and dispensary licenses are valid for one year and subject to annual renewal. Provided that the requisite renewal fees are paid, the renewal application is submitted at least thirty days for cultivation and/or manufacturing (or forty-five days for dispensaries), prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
On November 7, 2023, ballot initiative Ohio Issue 2, the Marijuana Legislative Initiative, was approved by 57% of Ohio voters as an indirect initiated state statute. In addition to authorizing adult use in Ohio, the ballot initiative authorizes adult-use consumers to possess up to 2.5 ounces of cannabis (up to fifteen grams of cannabis concentrates) and to purchase plant material, seeds, live plants, and clones. The initiative further established the Division of Cannabis Control within the Ohio Department of Commerce. Under the initiative, additional adult-use licenses may be allocated beginning two years from the issuance of initial adult-use licenses based on certain market factors.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Ohio.

Pennsylvania
Subject to state regulations, Pennsylvania currently allows access to cannabis for medical use. The principal permit categories in Pennsylvania are: (i) cultivation; (ii) processing; and (iii) dispensary. The cultivation and processing permits allow the holder to acquire, possess, cultivate, manufacture and/or process medical cannabis products and medical cannabis-infused products, and deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to medical cannabis dispensaries. The retail dispensary permits allow the holder to purchase cannabis and cannabis products from cultivation and processing facilities, as well as allow the sale of cannabis and cannabis products to registered patients and caretakers.
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
Virginia
Subject to state regulations, Virginia currently allows access to cannabis for medical use. Virginia’s Cannabis Control Authority administers two permit types: (i) pharmaceutical processor, which grows and processes medical cannabis; and (ii) dispensaries, which dispense medical cannabis and medical cannabis products to patients and caregivers. Each year, licensees are required to submit a renewal application. While renewals are annual, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
In January 2025, Senator Aaron Rouse of Virginia Beach introduce Senate Bill 970 which would authorize adult use of cannabis in Virginia. In 2024, similar legislation was vetoed by Governor Glenn Youngkin.
See Appendix A to this Form 10-K for a list of the licenses issued to us with respect to our operations in Virginia.
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
West Virginia requires on-going compliance with laws and regulations regarding record keeping, reporting, storage, inventory, product quality, inventory tracking, security and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported or distributed by a permittee from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties.
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

Conclusion
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
State and Local Licenses and Permits
The Company, through our subsidiaries and affiliates, holds all licenses and permits that are necessary to comply with state and local cannabis medical and adult use laws and regulations applicable to our operations. All such permits and licenses are current and in effect. We are dependent upon the maintenance and renewal of our cannabis licenses and permits in the states and localities in which our business is operated. Maintenance and renewal of these licenses and permits requires us to remain in compliance with state and local laws and the rules and regulations promulgated by state and local jurisdictions.
See Appendix A to this Form 10-K for a list of the licenses and permits, by state, held by the Company for the cultivation, processing, wholesale distribution and retail sale of cannabis products as of February 25, 2025.
State and local laws and associated rules and regulations may change in the future, and we may be required to obtain additional or supplemental licenses or permits at such times. Our growth strategy includes the acquisition of additional state licensed businesses or assets that may require us to obtain prior state regulatory approval to a change of ownership of the license holder or to a deemed transfer, assignment or sale of the applicable license, which regulatory approval may be conditioned on stringent requirements, in particular if such businesses or assets reside in states or local jurisdictions where we do not currently have operations. See “Item 1A. Risk Factors — Risks Related to our Business and Operations — The Cannabis Industry”.
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
The compliance group oversees training for cultivation, production and dispensary managers and employees, along with other department leaders and other persons, as needed, in maintaining compliance with all state and local laws and regulations. The compliance group also monitors all new, proposed, and/or amended laws and regulations and compliance notifications from state and local regulators and inspectors, and the compliance group leads in timely resolving any identified issues or concerns.

Our compliance program includes the following compliance objectives.
•Ensure the operations of our subsidiaries (or third parties, in jurisdictions where we have agreements that provide contractual rights with respect to ownership, management services, consulting or licensing, or a combination thereof, with respect to the applicable license and related cannabis business being conducted pursuant thereto (each such agreement, a “Management Agreement”)) are compliant with all licensing requirements by the applicable state, county, municipality, town, township, borough, and other administrative entities.
•Ensure our business activities adhere to the scope of the licensing obtained. In the states where only medical cannabis is permitted, the cannabis products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis being sold, and in the states where cannabis is permitted for adult use, the cannabis products are only sold to individuals who meet the requisite age and respective state identification requirements. We carefully align with regulations in jurisdictions allowing both medical and adult use cannabis to ensure compliance with each program.
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
•Review financial records to ensure that our business activity is not used as a cover or pre-text for trafficking of illegal drugs or engaged in any other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes.
•Conduct background checks to ensure that our directors, officers, and management are of good character, and have not been involved with illegal drugs, engaged in illegal activity or activities involving violence, or use of firearms in the cultivation, manufacturing or distribution of cannabis.
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

Products
We derive our revenues from our wholesale business and our retail dispensary chains. The retail business includes the design, development and operation of branded dispensaries in both medical and adult use markets. Our primary retail presence is traditional brick-and-mortar. However, as regulations allow, we expect to continue to expand our e-commerce, in-store guest pick-up and direct-to-consumer delivery capabilities as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.
We distribute our portfolio of products to cannabis retail stores in our active markets, including our own retail stores. Ownership of both wholesale and retail operations supports our strategy of distributing our brands at scale by enabling the Company to capture market share, generate brand awareness, and earn customer loyalty in our operating markets through our managed dispensaries and through third-party wholesale customers.
We manufacture and sell a comprehensive array of cannabis products that we design and develop with consumer segments in mind in both the medical and adult use markets. We estimate our products include a proprietary portfolio of over 1,000 product stock-keeping units (“SKUs”), and include flower, concentrates for dabbing and vaporizing, edibles, and topicals. Our consumer brands include Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™ and Verano™. Our retail dispensaries operate under brands including Zen Leaf™ and MÜV™. As of February 25, 2025, we also have several dispensaries operating under the Cannabist or SWC brand name following our acquisitions of Cannabist AZ and CC East Virginia.
We utilize seed-to-sale tracking software to inventory products, assess quality and minimize product discrepancies and deviated inventory.
Operational Foundation & Current Geographic Markets
We are engaged in the cultivation, processing and distribution of cannabis products with both wholesale and retail business operations. Processing is done on-site in kitchens and processing facilities and distribution of products only occurs at these facilities. We do not own or lease any warehouses to store cannabis.
Our current active operations are located in the following 13 states: Arizona, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia. Our active operations include cultivation, processing, wholesale distribution and retail. All of these markets are subject to state regulations that vary by state, and many of these regulations have, from time to time, been enacted, modified and amended. In addition, municipalities may individually determine what local permits or licenses are required to operate within their boundaries. We actively monitor state and local developments in laws and regulations which may impact our business interests and operations. See “—Regulatory Framework in the United States— Regulation of Cannabis at the U.S. State and Local Levels” above for additional information.

NATIONAL FOOTPRINT

Our business plan includes the continued growth of our wholesale and retail operations by entering new markets and expanding in our current markets, including when medical markets expand into adult use markets. Growth plans include applying for new licenses, acquiring existing licensed businesses in limited license markets and maximizing operations under our existing licenses.
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
Intellectual Property
We believe that intellectual property rights and brand protection are important parts of our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names, our consumer-packaged goods, and certain proprietary goods and services. Such rights include patented and non-patented technology, trade secrets, copyrightable works, and state and federal trademarks. The U.S. federal trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the U.S. federal level under the Controlled Substances Act, we are not able to register all our trademarks at the U.S. federal level for all products and services; therefore, we currently utilize trademark protection at the state level where commercially feasible. We have also sought protection of our trademarks internationally in countries where we may use the marks or license the right to use the marks. Nonetheless, our success depends upon other areas of our business such as brand awareness, product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets.

The Company, through our subsidiaries and affiliates, has a growing portfolio of approximately 145 trademarks registered or pending registration with the U.S. Patent and Trademark Office or other state entities and approximately 70 trademarks registered or pending registration with non-U.S. governmental entities, including trademarks with respect to products and retail branding. Product trademarks include various brands such as: Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™ and Verano™, and dispensary brands Zen Leaf™ and MÜV™. We anticipate feedback on outstanding submitted applications on a rolling basis and will continue to rely on common law protection for our brands during the trademark registration process. We plan to renew our trademarks on an ongoing basis, and we plan to proactively seek intellectual property protection for products, services, and brand expansions in current markets as well as any new market expansion.
From the time we became licensed to cultivate cannabis, we have developed proprietary cultivation techniques for operating ethanol, butane, and carbon dioxide extraction machinery, including what we believe are best production practices, operating procedures, and methods. This requires specialized skills in cultivation, extraction and refining. Four U.S. and fourteen foreign patents and patent applications are held by our subsidiaries and affiliates for cannabinoid formulations related to transdermal and oral delivery. For additional details, see “Item 1A. Risk Factors — Risks Related to Our Business and Operations — Information Technology, Cybersecurity and Intellectual Property.”
We have several website domains, including www.verano.com, numerous social media accounts across all major platforms, and various phone and web application platforms. We rely on contractual protection, including non-disclosure and confidentiality agreements to protect our intellectual property rights, including trade secrets. To the extent the Company describes or discloses its proprietary cultivation or extraction techniques in its applications for cultivation or processing licenses, the Company’s policy is to redact or request redactions of such information prior to public disclosure. For additional details on the risks associated with the Company’s intellectual property, see “Item 1A. Risk Factors — Risks Related to Our Business and Operations — Information Technology, Cybersecurity and Intellectual Property.”
Competitive Conditions
The fast-growing market for legalized cannabis in the U.S. has created a competitive environment for cannabis producers as well as other types of companies who provide goods and services to the cannabis industry. We compete with a variety of different operators across the states in which we currently operate. In many of these states, there are specific license caps that create high barriers to entry. Management of the Company views multi-state operators that have vertical operations as our most direct competition, including the following U.S. based public reporting companies: Green Thumb Industries Inc., Cresco Labs, Inc., Curaleaf Holdings, Inc., and Trulieve Cannabis Corp.
Aside from existing direct competition in states in which we currently operate, out-of-state operators that are capitalized well enough to enter state markets through acquisitions are also considered part of the competitive landscape. Similarly, as we pursue our national footprint growth strategy, operators in our target markets will inevitably become direct competitors. Additionally, we, along with all legally operating competitors, face competition from the illicit markets, including from psychoactive hemp-based products. See “Item 1A. Risk Factors — Risks Related to our Business and Operations — The Cannabis Industry.” However, as state and local regulators increase scrutiny on these illicit markets, management of the Company believes this competitive threat will be meaningfully reduced.
There remains a significant lack of traditional sources of bank lending and equity capital available to fund the operations of companies in the cannabis sector. Financing for companies in the cannabis sector is more difficult than other sectors, particularly in the U.S., due to cannabis’s classification as a Schedule I drug under the Controlled Substance Act and federal illegality, which create barriers to entry. Additionally, the dynamics of the changing regulatory environment at the state level further complicate financing for companies in the cannabis sector. Competitors, particularly those that sell hemp products which are currently legal in the U.S., may have better access than we do to financing sources and the capital markets.

Marketing and Sales
As of February 25, 2025, through our subsidiaries and affiliates we operate businesses in 13 states, including 153 retail dispensaries and 15 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. Our sales revenue is derived from our wholesale business and our national chain of retail dispensaries operating under our brands, including Zen Leaf™ and MÜV™.
For the fiscal year ended December 31, 2024, approximately 34.5% of our consolidated revenue, net of discounts, were generated by our wholesale operations and approximately 65.5% of our consolidated revenue, net of discounts were generated by our retail dispensary operations, in each case, excluding intersegment eliminations. For the fiscal year ended December 31, 2024, medical-use sales and adult use sales contributed approximately 51% and 49% of our consolidated revenues, respectively.
For the fiscal year ended December 31, 2024, approximately 17% and 16% of our consolidated sales were generated in Illinois and New Jersey, respectively, where 69% and 90% of sales were in adult use products in each market, respectively. For the fiscal year ended December 31, 2024, approximately 22% of our consolidated sales were generated by our Florida operations, where all sales are for medical products and are generated solely by our retail stores given the vertical integration requirements of Florida’s cannabis regulations. Verano is not dependent upon any single customer, or a few customers, noting that a customer is a single retail customer or an individual dispensary customer, would not have a material adverse effect on our business or financial results.
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
In medical cannabis markets we seek to educate patients and potential patients about our products and medical dispensaries through certifying physicians, community outreach events and on-going staff training and education. For adult use markets, we seek to educate customers and potential customers about our products and retail dispensaries through community outreach events, compliant advertising and on-going staff training and education, in each case, where allowed under applicable regulations. In Florida we operate a patient care call center with staff that provide support via direct phone, email and online chat customer service communication for customers spanning a majority of our multi-state footprint.
Market data for more established markets expanding into adult use of cannabis are generally more reliable than market data for medical cannabis in states launching their initial programs. We rely largely on our own market research to forecast sales based upon historical sales, demographics, regulatory changes, demand, competition and similar consumer driven research. Using market data for medical and adult use cannabis can be difficult due to ongoing regulatory changes, limited information given the age of the industry and unreliable market information on supply levels. See “Item 1A. Risk Factors — Our sales volumes are difficult to forecast and a failure in the expected demand for our products to materialize could have a material adverse effect on our business, financial condition and results of operations” for more information.
Cultivation and Production
The cultivation and production of cannabis products requires licensing and permitting by each state where operations are conducted. As of February 25, 2025, we actively operate 15 cultivation and production facilities with over 1.1 million square feet of cultivation capacity. Seven of these production facilities are Current Good Manufacturing Practices certified.
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
Environmental
Similar to traditional agricultural practices, the cultivation and processing of cannabis can impact the environment through waste, energy use, air pollutants, agriculture water runoff, and soil degradation. The extent of these environmental impacts is contingent on the methods of cultivation and production employed. The cannabis industry is in its early stages, and as it continues to mature and expand with increasing legalization, we believe the industry will develop comprehensive environmental sustainability practices in accordance with emerging state regulatory requirements. The establishment of cooperative policies and standards across local, state, regional, and national levels for both cannabis and hemp markets will be pivotal to advancing environmental sustainability across the cannabis industry.
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
Cannabis cultivation is energy-intensive, particularly when grown indoors. Energy is essential for lighting, environmental controls, and hydration at indoor cultivation operations. Access to energy infrastructure, such as power grids, can pose challenges, leading to temporary reliance on generators powered by fossil fuels that can impact air quality. Despite these challenges, indoor cultivation remains our primary method of cultivating cannabis, driven by market demand for consistent, high-quality cannabis products year-round, independent of adverse weather and fluctuating daylight. According to the National Cannabis Industry Association, as of October 2020, an estimated 63% of commercial cannabis cultivation occurred indoors with another 20% conducted in partial indoor operations, such as greenhouses. Currently, all of the Company’s cultivation is done indoors, including in enclosed greenhouse facilities. We anticipate conducting substantially all cultivation and production in indoor facilities.
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

We are in the process of evaluating our operations to develop a comprehensive cultivation plan that takes into account the Company’s short, medium, and long-term environmental impacts. In doing so, we have identified emerging agricultural practices that are applicable to the cannabis industry and promote environmental sustainability. One early-stage practice for managing plant waste involves on-site anaerobic digestion utilizing plant waste to generate and capture methane, carbon dioxide, and nutrient-rich fertilizer. This approach not only diverts waste from landfills but also allows for the reuse of plant waste. To further environmental sustainability, cultivation and retail cannabis facilities could collaborate on establishing practices that promote and integrate reusable and refillable containers for their products, instead of disposable single-use packaging designs. Through proactive planning and the leveraging of business networks, the cannabis industry could collectively pursue more energy-efficient practices. Implementing LED lighting and efficient HVAC systems can significantly reduce energy use in indoor cultivation and processing facilities. Optimizing space utilization and scheduling the use of high energy equipment around peak demand periods could also help reduce the industry’s energy footprint. Existing emission control technologies have the potential to be broadly applied across the cannabis industry, mitigating adverse air quality impacts. Industry best practices should prioritize minimizing water usage, addressing agriculture runoff, and eliminating adverse impacts to water quality from any discharges back into the environment.
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
Employees and Human Capital
The Company recruits, hires and promotes individuals that it believes are best qualified for each position, priding itself on using a selection process that recruits people who are trainable, cooperative and share our core values as a company. As of February 25, 2025, the Company had approximately 3,800 employees across its consolidated operating jurisdictions, including corporate, retail, cultivation and processing, both full- and part-time employees, and including but not limited to: finance and accounting, legal, human resources, regulatory and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, and real estate.
We offer a comprehensive package of company-sponsored benefits to our employees. Eligibility depends on the full-time or part-time status, employee location and other factors, and benefits include medical and dental plans, disability insurance, a 401(k) retirement and savings plan, employee assistance programs, paid time off and life insurance. Additionally, we believe in aligned incentives and utilize employee stock and incentive plans for a competitive total rewards program. We did not experience any work stoppages in 2024 that had a material impact on us, and we consider our relationship with our employees to be good.
As of February 25, 2025, approximately 600 employees at various cultivation and dispensary operations across our network are covered under one of 15 collective bargaining agreements (“CBAs”).

Social Equity
We believe that a more diverse and community-oriented focus leads to a more sustainable, inclusive and responsible cannabis industry. We aim to foster a more equitable industry where participation and success are possible regardless of the numerous factors that have historically held many people, businesses, and communities back. To support the growth of an inclusive cannabis industry, we have implemented social equity initiatives at the national level and in states and municipalities in which we operate. The social equity programs are generally designed to develop and carry out initiatives that seek to provide support and create opportunities in the cannabis industry for deprived communities, people of color and other disadvantaged minorities. In each state of operation, we seek to partner with local organizations to provide education, entrance into the cannabis industry, or other growth opportunities to both our employees and the community. To date, we have partnered with Legal Aid Chicago to host a virtual expungement and record sealing clinic to provide relief for those with nonviolent cannabis offenses. This includes our ongoing national fundraising and awareness efforts benefiting Mission Green, an organization that provides clemency, expungement and pardon support and advocacy for nonviolent individuals convicted of cannabis-related crimes, which has yielded more than $275,000 in proceeds to date.
Moreover, we have engaged various local social equity partners for our dispensary operations, including tens of thousands of dollars in donations to local food banks, resulting in thousands of hot meals for disproportionately impacted residents within the communities where we operate.
Several of our state-specific social equity programs include delineated funding for STEM (science, technology, engineering, and mathematics) coursework for disadvantaged youth, further addressing inequities within the local education system(s).
The Company has also subsidized local fire department and first responder agencies for annual supplies of Narcan to reduce the threat of overdose and death.
Lastly, the Company routinely hires within the communities where we operate.

The Company provided complimentary training to law enforcement agencies in Pennsylvania, Maryland, Connecticut and Virginia, as well as organizations such as the PA DUI Association and District Attorney's offices in Pennsylvania and Maryland. These sessions covered various product types available on the market, safe consumption practices, proper medication storage, and strategies to keep products out of children's reach. Additionally, the training addressed different routes of administration, their effects on the body, and the average time it takes for individuals to feel the effects.
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
Nationally, Verano has also conducted charitable campaigns supporting the Lynn Sage Breast Cancer Foundation for Breast Cancer Awareness Month, provided endowments for first generation college students, and hosted employee volunteer days. We plan to continue and expand these partnerships and events at the national, state and local levels to increase social equity in the cannabis industry.
Many states and cities have implemented social equity programs in connection with the legalization of medical or adult use cannabis and the Company has participated in some of these programs. These programs seek to ensure that people of color, other disadvantaged minorities and those with prior cannabis offenses, are afforded an opportunity to participate in a meaningful way in the cannabis industry. As new medical and adult use legislation is passed, multi-state operators such as the Company may be prevented, limited or discouraged from obtaining new licenses, renewing licenses or from participating in new markets or existing markets, or otherwise may be required to partner with people of color or other disadvantaged minorities.
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

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Canadian securities authorities also maintain an Internet site (www.sedarplus.ca) that contains reports, circulars, annual financial statements and other information regarding the Company.
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
•regulatory and political changes to U.S. federal, state and local laws related to medical or adult use cannabis, including political risks and regulation by additional regulatory authorities;
•the impacts of economic uncertainty stemming from disruptions in U.S. and global markets, inflation, rising interest rates, and changes in consumer and business confidence;
•our outstanding indebtedness and potential future indebtedness, including our ability to repay such indebtedness;
•reliance on key management;
•market acceptance of existing and new products and potential returns or recalls of our products;
•consumer acceptance of our brand portfolio;
•the accuracy of our forecasted demand for our products;
•the potential for fraudulent activity by employees, contractors and consultants;
•our exposure to growth-related operational and execution risks;
•potential negative findings in our clinical research with respect to our products;
•our ongoing litigation matter with Vireo Growth Inc., formerly known as Goodness Growth Holdings, Inc.;
•potential product liability claims;
•our exposure to natural phenomena and resulting potential uninsured or under insured losses;
•the risk that our property will be subject to civil asset forfeiture;
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
•our lack of portfolio diversification by industry or geography;
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

•the availability of and our reliance on third-party suppliers, service providers, contractors and manufacturers, and any significant interruption of these relationships, including negative changes to quality, availability, pricing, trade policy and other economics;
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
•potential findings by regulatory authorities that one of our shareholders is unsuitable;
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
•the risk of financial crimes;
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
To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 7 states allow the use of low THC and high CBD products for specified medical uses.
Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp, is currently a Schedule I controlled substance under the CSA, which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in U.S. states and territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis violates the Controlled Substances Act and is punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act, or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes in the U.S., including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the U.S. federal government has the authority to regulate and criminalize the sale, possession and use of cannabis in the U.S., even for individual medical purposes, regardless of whether it is legal under state law. To date, however, the U.S. federal government has not enforced those laws against companies (and their vendors) complying with state cannabis law. In October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review cannabis’s Schedule I status. In August of 2023, the HHS recommended to the DEA that cannabis be rescheduled to Schedule III under the CSA. On December 2, 2024, the DEA held a preliminary formal hearing regarding the rescheduling of cannabis, and additional hearings were scheduled from January 21, 2025 to March 6, 2025. On January 13, 2025, Chief Administrative Law Judge presiding over the rescheduling of cannabis ordered that the hearing scheduled for January 21, 2025 was cancelled, and that the proceedings in the matter were stayed, pending a resolution of an interlocutory appeal to the DEA Administrator. A joint status update must be provided to the tribunal ninety (90) days from the issuance of the order, and every ninety (90) days thereafter. In addition, in November 2024, Donald Trump was elected president of the U.S. and announced that Pam Bondi would be his pick for attorney general. While the ongoing rescheduling process could result in the decriminalization of cannabis for medical and adult-use by descheduling or rescheduling cannabis, there are no assurances if or when there could be any change in the regulation of cannabis under the CSA, particularly due to the change in administration and the stay to the rulemaking process. Although we believe that our business activities are compliant with applicable state and local laws in the United States, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive substantially all of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.
The likelihood of any future adverse enforcement against companies complying with state cannabis laws remains uncertain. In 2018, then-U.S. Attorney General Jeff Sessions issued the Sessions Memorandum rescinding the DOJ’s previous guidance under the Cole Memorandum that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities. The Sessions Memorandum, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors can use their prosecutorial discretion to decide to prosecute state-legal cannabis activities. Since the Sessions Memorandum was issued, however, U.S. Attorneys have not targeted state law compliant cannabis entities. The policy of not prosecuting companies complying with state cannabis laws continued under U.S. Attorney General Merrick Garland. The DOJ may change its enforcement policies at any time, with or without advance notice, under acting U.S. Attorney General, James McHenry, or pending nominee, Pam Bondi.

Additionally, since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ from using appropriated funds to prevent states from implementing their medical-use cannabis laws. While the omnibus spending bill affords some protection to medical cannabis businesses, we also operate adult use cannabis businesses that are permissible under state and local laws. Consequently, some of our operations may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject us to greater and different U.S. federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which, in turn, could materially and adversely affect our business. Furthermore, any change in the U.S. federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would lead to an inability to execute our business plan, likely resulting in significant losses with respect to our customer base and adversely affecting our business, financial condition and results of operations.
In addition to criminal liability for producing, manufacturing, distributing and selling cannabis, other subsections of the CSA criminalize related activities with expanded sentences and increased penalties for corporations. For example, entities or persons who manage or control a property and knowingly make that property available for the purposes of manufacturing, distributing or using any controlled substances can be found liable under the Controlled Substances Act. We own properties on which activities prohibited by the Controlled Substances Act occur. Therefore, a federal prosecutor could prosecute us as an owner of “drug-involved premises” and we could be found to violate U.S. federal law by virtue of these assets. Additionally, we intend to acquire and invest in businesses that are directly or indirectly engaged in the medical and adult use cannabis industry in the U.S. where state and local law permits such activities.
Our anticipated funding of businesses engaged in the medical and adult use cannabis industry, whether through loans or through other forms of investment, is currently illegal under applicable U.S. federal laws. Any criminal charges brought against us could result not only in the inability to execute our business plan, but the cessation of our operations and could further result in significant fines, penalties and losses, which would adversely affect our business, financial condition and results of operations.
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
Further, there is no guarantee that, at some future date, voters or the applicable state legislative bodies will not repeal, overturn or limit any such legislation legalizing the cultivation, manufacture, sale, distribution or consumption of medical or adult use cannabis. Local and city ordinances may strictly limit or restrict the applicability of state laws to their jurisdictions and the distribution of cannabis in their jurisdictions in a manner that may make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry generally and us specifically. Although our operations are legal under the laws of the states in which our business operates, local governments have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, ordinances and similar federal, state and local laws could be adopted or changed and have a material adverse effect on our business.

In addition, the rule making process to reschedule cannabis to a Schedule III substance under the CSA is ongoing at the time of this filing. We cannot predict the effects such rescheduling would have on our business, and there is no guarantee that the formal rule making process will happen within a certain timeframe or that cannabis will be rescheduled. If cannabis were rescheduled to a Schedule III substance, we cannot predict the federal regulations that may be put into place regarding the cannabis industry. In particular, Donald Trump was elected president of the U.S. in 2024. While Donald Trump has generally expressed support for regulations that are favorable to the U.S. cannabis industry, there is no guarantee that he will agree with President Biden’s review of the scheduling of cannabis under the CSA, or how the new administration, including new attorney general, will affect the formal rule making process. In addition, particularly considering the U.S. congressional elections that occurred in 2024, there is no guarantee that on-going pro-cannabis federal legislative efforts such as the State Reform Act or the SAFER Act will continue, or that legislation that further restricts the cannabis industry at the federal U.S. level will not be proposed or passed. Many states held elections in 2024 as well, and as such, we cannot predict if newly-elected state officials will adversely change the regulatory schemes regarding cannabis in the states where we operate.
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
Any disruptions and volatility in U.S. and global financial markets, inflation, potential recession and declining consumer and business confidence could lead to decreased levels of consumer spending and higher costs. Our operations have been, and could continue to be affected by inflation, and could be effected by any potential recession, real or perceived market disruptions, the unemployment level, the impact of a federal government shutdown, or rising or elevated interest rates reach levels that influence consumer trends and spending and, consequently, impact our sales volume, pricing, cost of goods and profitability. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given inflation and the uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the potentially negative impact on its operations and expansion plans. There is no guarantee that these measures will minimize such potentially negative impacts and that we may not continue to take further measures in the future. In addition, economic uncertainty may make it more difficult to access financing at the rates we have received previously.
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
We may not be able to renew or refinance our indebtedness, including indebtedness under the 2022 Credit Agreement or the Loan Agreement on substantially similar terms, or at all, particularly in an environment of economic uncertainty such as the one discussed above in “—Challenging U.S. and global economic conditions may negatively impact our business, financial condition and results of operations.” Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including the liquidity and volatility of the overall lending and capital markets, the cannabis regulatory environment and the current state of the economy, including the cannabis industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay higher interest rates and additional fees and expenses, and we may have to agree to terms that could increase the cost of our indebtedness structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay our indebtedness, which may result in a default under our indebtedness, which could result in our lenders’ foreclosure on our assets securing our indebtedness.
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
We face risks related to our products.
We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. These products are relatively untested in the marketplace, and we cannot assure that we will achieve market acceptance for new products and services that we may offer in the future, or that our products that achieve market acceptance will maintain that acceptance over time. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors. In addition, new products and services may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products and services could have a material adverse effect on our business, financial condition and results of operations. We also face competition from hemp and illicit market products that are not subject to testing or regulation by state agencies and that are not subject to the same taxes state-legal cannabis businesses face, and may be priced significantly lower than our products.
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
Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced. As the number of available licenses increase in the markets in which we operate, and the illicit market and psychoactive hemp-based products proliferate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues.
Our sales volumes are difficult to forecast and a failure in the expected demand for our products to materialize could have a material adverse effect on our business, financial condition and results of operations.
As a result of the early stage of the cannabis industry, ongoing U.S. state and federal regulatory and policy changes for medical and adult use cannabis and unreliable levels of market supply, the market data available for cannabis demand can be limited. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our own projections of sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the expected level of demand for our products to materialize as a result of competition, regulatory changes, technological change or other factors could have a material adverse effect on our business, financial condition and results of operations.

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
We are subject to growth-related operational and execution risks, including integration of acquired businesses, facility, personnel, and other capacity constraints, efficient management of assets and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our integration processes and operational and financial systems and to expand, train and manage our employee base. Our inability to effectively manage our growth may have a material adverse effect on our business financial results and financial condition.
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
We are currently involved in litigation with Vireo Growth Inc., formerly known as Goodness Growth Holdings, Inc. (“GGH”). On January 31, 2022, we entered into an Arrangement Agreement (the “GGH Arrangement Agreement”) with GGH, pursuant to which we agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company. On October 13, 2022, we provided written notice to GGH of the exercise of our termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against us in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. We filed a counterclaim on November 14, 2022 asserting that GGH owes us a termination fee in the amount of $14,875,000, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses.
On May 2, 2024, GGH filed an application with the Supreme Court of British Columbia seeking an order granting summary trial in the ongoing litigation between the Company and GGH regarding the GGH Arrangement Agreement. In the application, GGH stated it is seeking $860,900,000 in damages, plus costs and interest (the “GGH Application for Summary Trial”). On June 19, 2024, the Company filed an application in response seeking: (i) dismissal of the GGH Application for Summary Trial on the grounds that the issues raised by it are not suitable for disposition by summary trial and will not assist the efficient resolution of the proceeding; and (ii) an order that the report on damages filed by GGH in support of the GGH Application for Summary Trial is inadmissible and shall be excluded from evidence in the trial, or any summary trial, of this matter. On September 17, 2024, the Company filed an amended response and counterclaim with the Supreme Court of British Columbia, primarily in response to communications recently disclosed by GGH.
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
We may be affected by a number of operational risks and natural phenomena for which we may not be adequately insured, including labor disputes; catastrophic accidents; fires; blockades or other acts of social activism; equipment defects, malfunction and failures; changes in the regulatory environment; impact of non-compliance with laws and regulations (both related and unrelated to the cannabis industry); the outbreak of a global pandemic; and inclement weather conditions, hurricanes, floods, earthquakes and other natural disasters. Such risks can cause interruption of operations, shortage of staff, disruption of supply chain, market volatility, personal injury, loss of life, suspension of operations, damage to facilities, damage to or destruction of property, equipment and the environment. There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, our properties, dispensary facilities and cultivation and production facilities, or cause personal injury or death, environmental damage or have an adverse impact on our operations, costs, monetary losses, potential legal liability and adverse governmental action, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
The cost of insurance for companies engaged in cannabis-related activities is higher than many other industries and we may be unable to maintain insurance to cover these risks at economically feasible premiums, in part or at all. In addition, insurance coverage may not be available to us or may not be adequate to cover any resulting liability. In certain locations where we operate, such as Florida, it may be difficult to get insurance at reasonable costs, or at all, that will adequately cover adverse weather events such as hurricanes. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits then maintained by us, or a claim at a time when we are not able to obtain liability insurance, could have a material adverse effect on our business, financial condition and results of operations.

Our property is subject to risk of civil asset forfeiture.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry that is either used in the course of conducting or comprises the proceeds of a cannabis business could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal process, it could become subject to forfeiture.

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

Many of the businesses that we acquire or invest in are early-stage companies that may have limited operations or revenues. These businesses may underperform our targets and projections and thus negatively impact our business, financial condition and results of operations.
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

Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could negatively impact our business, financial condition and results of operation.
We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult use cannabis with entities engaged in agriculture and real estate investment activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. In addition, in certain markets the local governments have authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities. All of these factors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect.
Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow may be adversely impacted. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.
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
We may enter or acquire businesses in developing markets where regulation of medical or adult use cannabis is uncertain or in process, exposing us to additional risks and expenses with respect to regulatory compliance.
We may enter markets or acquire businesses and assets in developing markets where the regulation of cannabis is uncertain. The medical or adult use cannabis regulatory regime in a market may not be settled at such time and final regulations with respect to cannabis licenses may still be unknown. If final regulations differ from our expectations, or the existing terms of the acquired license are changed by the adoption of final regulations, we may realize less value from the expansion or acquisition than expected. This possibility, as well as other general uncertainties surrounding cannabis markets with regulation that is not established, could have negative consequences detrimental to our business plan and asset values, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our business and asset portfolio are not highly diversified by either industry or geographically. If our cannabis business and assets underperform, our business, financial condition and results of operations would be negatively impacted.
Our assets are associated with the medical and adult use cannabis industry. While we may purchase other assets and make investments not limited to the cannabis industry, we intend to maintain and continue to acquire businesses, licenses and assets related to the cannabis industry. Thus, we have, and are expected to have, limited industry diversity as to asset type and revenue generation. Additionally, our business is geographically concentrated in the U.S. states in which we hold licenses to operate cannabis-related businesses. This lack of industry and geographic diversification increases the risk associated with the revenue stream we expect to receive from our businesses and assets and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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

Risks Related to our Business and Operations – The Cannabis Industry
If we are unable to compete effectively with current and potential participants in the cannabis industry and the illicit and psychoactive hemp-based markets, or if competition with current and potential market participants results in pricing pressure on our products, our business, financial condition and results of operations will be adversely impacted.
The U.S. cannabis industry is, and is expected to continue to be, competitive. A number of other companies engage in, and may in the future engage in, cannabis-related businesses, operate businesses in competition with us, purchase businesses and assets and/or make investments that we will also seek to purchase or make. This competition may increase the price we must pay for acquisitions, make it more difficult for us to acquire licenses and purchase additional businesses and assets and put pricing pressure on our products, making it more difficult to operate at a profit. The inability to operate at a profit and acquire licenses, businesses and assets on terms favorable to us may adversely impact the revenue stream, geographic footprint and growth that we anticipate achieving.
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
We also face competition from the psychoactive hemp-based market and the illicit market, along with illegal dispensaries and cultivation operations that are unlicensed and unregulated, and that are selling cannabis products, including products with higher concentrations of active ingredients, and using delivery methods that we may be prohibited from offering due to laws and regulations. Any inability or unwillingness by law enforcement authorities to enforce existing laws prohibiting the unlicensed production and sale of cannabis and cannabis products could result in increased competition for us. Any or all these events could have a material adverse effect on our business, financial condition and results of operations.
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
As a relatively new industry, there are not many established operators in the cannabis industry with business models we can follow or build upon. Similarly, there is limited information about comparable companies available to industry participants and potential investors to review in making business and investment decisions.
Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies like us. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the expansion or operation of our business. We may fail to successfully address these risks and uncertainties or fail to successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares such that investors may lose their entire investments.

We rely on third-party suppliers, manufacturers and contractors based in the U.S., and any significant interruption or negative change in the quality, availability, trade policy, pricing and other economics of these relationships could have a material adverse effect on our business, financial condition and results of operations.
The cultivation, extraction, production, sale and distribution of cannabis and cannabis products is dependent on a number of key inputs from third-party suppliers based in the U.S. and their related costs, including raw materials, electricity, water and other local utilities. Many of these inputs are provided by local suppliers, manufacturers and contractors operating in the same state or U.S. region as our operations, especially with respect to energy sources and other utilities. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, fail to ship products in a timely manner, fail to produce products that meet our quality standards, have limited supply, become unwilling to do business with a cannabis business or substantially raise its prices, we might be unable to find a replacement for such source locally, regionally or anywhere within the U.S. in a cost-effective or timely manner or at all, which could materially and adversely impact our reputation and operations. Further, the rates charged for electricity and other energy sources may increase due to diminished supply, general economic conditions, rising inflation or general economic recessions, and the cost of raw materials and other components, natural gas and electricity may be adversely affected by geopolitical disruptions, such as ongoing conflicts between Russia and Ukraine and Israel and Hamas, changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, climate change and harvesting conditions. If our suppliers were to increase costs for any reason, we may need to increase costs to our end consumers, which may not be successful in offsetting cost pressures. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings from us or our competitors, or may forego some purchases altogether, particularly of our premium products, during an economic downturn or times of increased inflationary pressure.
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

Inconsistent public opinion and perception of the medical and adult use cannabis industry may hinder market growth and state adoption of cannabis, which would adversely impact our growth plans and current operations and result in an adverse effect on our business, financial condition and results of operations.
Public opinion and support for medical and adult use cannabis has traditionally been inconsistent and varies from state to state. While public opinion and support appears to be rising generally in the U.S. for legalizing medical and adult use cannabis, it remains an issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis only as opposed to legalization in general). Inconsistent public opinion and perception of medical and adult use cannabis hinders the growth of the cannabis industry and state adoption, which could have a material adverse effect on our business plans, financial condition and results of operations.
Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, regardless of accuracy or merit, could have a material adverse effect on us. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis generally, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have a material adverse effect on our sales and profits. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume the products appropriately or as directed.
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
The Canadian Depository for Securities Ltd. (“CDS”) is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. CDS has signed a Memorandum of Understanding (the “TSX MOU”) with Aequitas NEO Exchange Inc. (now CBOE Canada Inc.), the CSE and the Toronto Stock Exchange confirming that it relies on such exchanges to review the conduct of listed issuers. Pursuant to the TSX MOU, CDS currently will not ban accepting deposits of or transactions for clearing and settlement of securities of Canadian issuers with cannabis-related activities in the U.S.
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
We realize, and will continue to realize, the benefits from cannabis licenses pursuant to several different operational and legal structures, depending on the regulatory requirements for specific states, including realizing the economic benefit of cannabis licenses through Management Agreements, which are often with third parties who hold the cannabis license. Management Agreements may be required to comply with applicable state laws and regulations or are in response to perceived risks that we determine warrants such arrangements.
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

Recent and proposed state legislation throughout the U.S. has prioritized minority and diversity participation in the cannabis industry, including providing licensing preferences to minority owners, individuals with specified criminal convictions, local residents and individuals and businesses from economically depressed or disadvantaged areas. As new medical and adult use legislation is passed, multi-state operators such as us may be prevented, limited or discouraged from obtaining new licenses, renewing licenses or from participating in new markets or existing markets, or may be required to partner with specific individuals, who may be difficult to find and agree to terms with. Social equity initiatives could adversely impact our ability to increase or maintain market share and revenues in certain states, expand our geographic footprint or obtain a positive return on our acquisitions or investments, all of which could have a material adverse impact on our business, financial condition and results of operations. However, on January 20, 2025, President Trump issued an executive order ending certain federal diversity, equity and inclusion programs. As such, we are uncertain whether the programs discussed above will continue in the cannabis industry.
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
We are dependent on the banking industry. Our business operating functions, including payroll for employees, equipment and property lease payments, and the payment of other vendor and operating expenses, are reliant on having access to traditional banking services. We require access to banking services to make and receive payments in a timely manner, and these could be jeopardized if we lose access to bank accounts. Most federal and federally insured banks currently do not serve cannabis businesses on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. When cannabis businesses are able to find a bank that will provide services, they face extensive customer due diligence in light of complex state regulatory requirements and guidance from the Treasury Department, and these reviews are time-consuming and costly, creating additional barriers to financial services for, and imposing additional compliance requirements on, us. While the U.S. federal government has generally not initiated financial crime prosecutions against state-law compliant cannabis companies or their vendors, the U.S. federal government theoretically could initiate such prosecutions, at least against companies in the adult use cannabis markets. The continued uncertainty surrounding financial transactions related to cannabis activities, including legislation such as the SAFE Banking Act, the SAFER Banking Act and the CLIMB Act, and the subsequent risks this uncertainty presents to U.S. financial institutions may result in their discontinuing services to the cannabis industry or limiting their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.
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
At this time, cannabis remains a Schedule I controlled substance under U.S. federal law. In October 2022, President Biden announced that he was asking the Secretary of HHS and the Attorney General to review the scheduling of cannabis under federal law. In August 2023, HHS recommended to the DEA that cannabis be rescheduled from Schedule I to Schedule III under the CSA. In May 2024, the DEA announced that it was submitting a notice of a proposed rulemaking to the Federal Register, and hearings for the formal rulemaking process began in December 2024. On December 2, 2024, the DEA held a preliminary formal hearing regarding the rescheduling of cannabis, and additional hearings were scheduled from January 21, 2025 to March 6, 2025. On January 13, 2025, Chief Administrative Law Judge presiding over the rescheduling of cannabis ordered that the hearing scheduled for January 21, 2025 was cancelled, and that the proceedings in the matter were stayed, pending a resolution of an interlocutory appeal to the DEA Administrator. A joint status update must be provided to the tribunal ninety (90) days from the issuance of the order, and every ninety (90) days thereafter.
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
Also, some state cannabis laws preclude entities which become insolvent from holding medical or adult use cannabis licenses. Any insolvency proceedings by the Company could therefore put the operations of our subsidiaries or affiliates at risk, which would have a negative impact on theirs and our consolidated business, financial condition and results of operations.

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
Our success will depend in part on our ability to use and develop new extraction technologies, recipes, formulations, know-how and novel cannabis genetics. We may be vulnerable to competitors who develop competing technology, whether independently or as a result of acquiring access to the proprietary products and trade secrets of acquired businesses. In addition, effective future patent, copyright and trade secret protection may be diminished or limited based on significant innovation and advances within the market. If we fail to adequately maintain and enhance protection over our proprietary techniques and processes, as well as over our unregistered intellectual property, including our policies, procedures and training manuals, it could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary technologies and processes. However, trade secrets are difficult and costly to protect. We enter into business protection, confidentiality and non-disclosure agreements with our partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party will keep confidential and not disclose to third parties our confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. In addition, we enter into assignment agreements to further perfect our rights in our intellectual property, including trade secrets, inventions, work product and confidential information.
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
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
We are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customers' information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased year-over-year. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Risks Related to our Securities, Internal Controls and Governance
A return on our securities is not guaranteed.
There is no guarantee that our Subordinate Voting Shares will earn any positive return in the short or long term. A holding of Subordinate Voting Shares is speculative, involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in Subordinate Voting Shares is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment.
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
As a U.S. and Canadian reporting company, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Our management is required to furnish a report on our internal controls over financial reporting in our Annual Reports on Form 10-K. In addition, our independent registered public accounting firm is required, pursuant to Section 404(b) of SOX, to attest to the effectiveness of our internal control over financial reporting and we are required to include such attestation in our Annual Reports on Form 10-K.
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
Any testing by us conducted in connection with Section 404 of SOX, have in the past, and may in the future reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses that may require prospective or retrospective changes to our consolidated financial statements, or identify other areas for further attention or improvement. Inferior internal controls could impair our ability to produce timely and accurate financial statements and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares.
Despite the efforts we have undertaken, we have in the past concluded, and there is a risk in the future that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404 of SOX. If within the prescribed time frame, in the future we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our Subordinate Voting Shares could decline.

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
Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time either by existing holders of Subordinate Voting Shares or by holders of Proportionate Voting Shares that are converted into Subordinate Voting Shares. These sales, or the market perception that shareholders intend to sell a large number of Subordinate Voting Shares, could reduce the market price of the Subordinate Voting Shares. If this occurs and continues, it could impair our ability to issue Subordinate Voting Shares as consideration in our acquisitions, raise additional capital through the sale of securities, and attract investors, along with other adverse consequences.
Upon issuance, transfer restrictions under securities laws or contractual terms may apply to the Subordinate Voting Shares. When transfer restrictions expire or are otherwise lifted, the holders of the unrestricted Subordinate Voting Shares may seek to sell the shares in the public markets, and the increase in the volume of available Subordinate Voting Shares for sale may have an adverse effect on the market price of the Subordinate Voting Shares.
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

A decline in the price or trading volume of the Subordinate Voting Shares could affect our ability to consummate acquisitions, expand existing operations, raise further capital and could cause increased dilution to shareholders and adversely impact our ability to continue current operations, which would have a negative impact on our revenues and profitability.
A prolonged decline in the price or trading volume of the Subordinate Voting Shares could in the future result in a reduction in the liquidity of the Subordinate Voting Shares and inhibit our ability to raise capital. Because a significant portion of our acquisitions and operations have been, and may continue to be, financed through the issuance of equity securities, a decline in the price or trading volume of the Subordinate Voting Shares could be especially detrimental to our growth strategy, liquidity and operations and may cause us to issue additional Subordinate Voting Shares we otherwise would not need to, which would be dilutive to our shareholders. Such reductions may force us to reallocate funds from other planned uses and may have a material adverse effect on our business plan and operations, including our ability to operationalize existing licenses, consummate acquisitions and complete planned capital expenditures. If the price or trading volume of the Subordinate Voting Shares declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not have the resources to continue our normal operations.
If securities or industry analysts do not publish research or reports about us or publish misleading, inaccurate, or unfavorable research about us, our business, our share price and trading volume could decline.
The trading market for the Subordinate Voting Shares may be influenced by the research and reports that securities or industry analysts publish about us, our business, prospects, market, or competitors. If few securities or industry analysts cover us, the trading price and volume of the Subordinate Voting Shares would likely be negatively impacted. If one or more of the analysts who covers us downgrades the Subordinate Voting Shares, publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about competitors, the price of the Subordinate Voting Shares would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for the Subordinate Voting Shares could decrease, which could cause the Subordinate Voting Share price or trading volume to decline.
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
Trading in securities quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our financial results, operations or business prospects. This volatility could depress the market price of the Subordinate Voting Shares for reasons unrelated to our operating performance or financial results. Moreover, the OTCQX is not a U.S. national securities exchange, and trading of securities on the OTCQX is often more sporadic than the trading of securities listed on a U.S. national securities exchange such as the Nasdaq Stock Market or the New York Securities Exchange. These factors may result in investors having difficulty reselling Subordinate Voting Shares on the OTCQX.
Shareholders have little or no rights to participate in our business affairs.
With the exception of the limited rights of shareholders under applicable Canadian laws, the day-to-day decisions regarding the management of our affairs will be made exclusively by the Board and our officers. Our shareholders will have little or no control over our future business, investment decisions, and affairs, including the selection and investment in licensees, dispensaries, cultivation operations and real estate. We may also retain consultants, advisors and agents to provide various services to us, over which the shareholders will have no control. There can be no assurance that the Board, our officers, advisors or agents will effectively manage and direct our affairs.

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
Our voting control is concentrated.
As of February 25, 2025, George Archos, our Chairman and Chief Executive Officer, exercises in the aggregate, approximately 7.5% of the voting power in respect of our outstanding shares. In addition, per a public ownership filing made by the entity, Eminence Capital, LP beneficially owned 41,431,627 Subordinate Voting Shares as of December 31, 2024, the date of Eminence Capital LP’s last filing regarding its holdings of Verano equity, which represents approximately 11.5% of the voting power in respect of our outstanding shares. As a result, Mr. Archos and Eminence Capital, LP each has substantial ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any material business transactions. Even if Mr. Archos does not retain any employment with us, he will continue to have the ability to exercise this voting power.
As our Chairman and Chief Executive Officer, Mr. Archos has control over our day-to-day management and the implementation of major strategic decisions, subject to authorization and oversight by the Board. As a member of the Board, Mr. Archos owes a fiduciary duty to the Company and is obligated to act honestly and in good faith.
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
As a cannabis business, the IRS takes the view that we are subject to certain tax provisions that have a material adverse effect on our business, financial condition, and results of operations.
Under Section 280E of the Code, “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by Federal law or the law of any state in which such trade or business is conducted.” The IRS has interpreted this provision to apply to cannabis operations, prohibiting cannabis operators such as us, from deducting expenses directly associated with cannabis businesses. Section 280E and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. As a result, an otherwise profitable business may, in fact, operate at a loss, after taking into account its United States income tax expenses. The Company has taken a position that it may deduct ordinary and necessary business expenses and that such expenses are not limited to the application of Section 280E of the Code.

The IRS has asserted against various state-legal cannabis businesses in the U.S that Section 280E applies to limit deductions for such businesses. Although the IRS has clarified its position by allowing the deduction of certain expenses, the IRS has interpreted this allowance very narrowly, deeming substantial other customary operating and general administrative costs as non-deductible. While there are currently several pending cases before various administrative and federal courts challenging the applicability of Section 280E, there is no guarantee that these administrative and/or federal courts will issue an interpretation of Section 280E that aligns with our position or that is otherwise favorable to the cannabis industry.

The IRS’s interpretations of Section 280E of the Code substantially limits our ability to deduct certain expenses from our federal taxable income for U.S. tax purposes.

If the IRS determined, and courts upheld that Section 280E does apply to restrict our deduction of business expenses, our U.S. federal taxable income would likely exceed our actual profits, and the IRS would likely continue to apply Section 280E to us indefinitely. This result may change if cannabis is rescheduled as a Schedule III substance under the CSA or if federal legislation affects Section 280E. We cannot predict whether such rescheduling or federal legislation will occur within a given timeframe or at all, and thus cannot predict the future applicability or effect of Section 280E on our business or operations.

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
Past Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we do not believe are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cybersecurity attack disrupts the Company’s critical operations, service or financial systems. See “Item 1A — Risk Factors — Risks Related to our Business and Operations — Information Technology, Cybersecurity and Intellectual Property” for additional information on risks related to cybersecurity threats.

ITEM 2. PROPERTIES
The following tables set forth the Company’s owned and leased physical properties as of February 25, 2025, which includes the corporate principal office, a call center, locations of operating dispensaries, dispensaries under construction and actively being planned, and locations for operating cultivation and processing facilities and cultivation and processing facilities under construction. In some cases, dispensary sites under construction or being planned are intended to be re-location sites. The cultivation and processing facilities in operation comprise over 1.1 million square feet.

State/City	Comments/Description	County	Owned/Leased	Use	Operational
*Subject to Mortgage

ARIZONA	Four cultivation facilities, one office, eight operating dispensary sites, one vacant leased site and one parking lease for the Prescott dispensary
Chandler		Maricopa	Leased	Office	Yes
Chandler		Maricopa	Leased	Dispensary	Yes
Chino Valley		Yavapai	Leased	Cultivation	Yes
Coolidge		Pinal	Owned	Cultivation	Yes
Mesa*		Maricopa	Owned	Dispensary	Yes
Mesa		Maricopa	Leased	Dispensary	Yes
Phoenix		Maricopa	Leased	Dispensary	Yes
Phoenix		Maricopa	Owned	Dispensary	Yes
Phoenix	Vacant (operations moved to below owned Phoenix site)	Maricopa	Leased	Dispensary	No
Phoenix*		Maricopa	Owned	Dispensary	Yes
Prescott		Yavapai	Leased	Dispensary	Yes
Prescott		Yavapai	Leased	Parking	Yes
Tempe		Maricopa	Leased	Dispensary and Cultivation	Yes
Winslow*		Navajo	Owned	Cultivation	Yes

CONNECTICUT	One cultivation facility and five operating dispensary sites. Two dispensary sites under construction and one office and storage site
Enfield	Under Construction	Hartford	Owned	Dispensary	No
Newington		Hartford	Leased	Dispensary	Yes
Rocky Hill*		Hartford	Owned	Cultivation	Yes
Meriden		New Haven	Leased	Dispensary	Yes
Meriden		New Haven	Owned	Office/Storage	Yes
Naugatuck		New Haven	Leased	Dispensary	Yes
Waterbury		New Haven	Leased	Dispensary	Yes
Norwich		New London	Leased	Dispensary	Yes
Ashford	Under Construction	Windham	Leased	Dispensary	No

State/City	Comments/Description	County	Owned/Leased	Use	Operational
FLORIDA	One call center/office, two operating cultivation facilities, eighty operating dispensary sites, two dispensary sites under construction, ten planned dispensary sites, one planned cultivation facility
Gainesville		Alachua	Leased	Dispensary	Yes
Panama City		Bay	Leased	Dispensary	Yes
West Melbourne*		Brevard	Owned	Dispensary	Yes
Melbourne		Brevard	Leased	Dispensary	Yes
Merritt Island		Brevard	Leased	Dispensary	Yes
Satellite Beach		Brevard	Leased	Dispensary	Yes
Titusville		Brevard	Leased	Dispensary	Yes
Deerfield Beach		Broward	Leased	Dispensary	Yes
Hollywood		Broward	Leased	Dispensary	Yes
Tamarac		Broward	Leased	Dispensary	Yes
Port Charlotte*		Charlotte	Owned	Dispensary	Yes
Orange Park		Clay	Leased	Dispensary	Yes
Crystal River	Under Construction	Citrus	Leased	Dispensary	No
Marco Island		Collier	Leased	Dispensary	Yes
Lake City		Columbia	Leased	Dispensary	Yes
Jacksonville Beach		Duval	Leased	Dispensary	Yes
Jacksonville		Duval	Leased	Dispensary	Yes
Jacksonville		Duval	Leased	Dispensary	Yes
Jacksonville	In Planning	Duval	Owned	Dispensary	No
Jacksonville	In Planning	Duval	Leased	Dispensary	No
Pensacola		Escambia	Leased	Dispensary	Yes
Spring Hill		Hernando	Leased	Dispensary	Yes
Sebring		Highlands	Leased	Dispensary	Yes
Apollo Beach*		Hillsborough	Owned	Cultivation	Yes
Apollo Beach*		Hillsborough	Owned	Dispensary	Yes
Apollo Beach		Hillsborough	Owned	Office	Yes
Brandon		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Sebastian		Indian River	Leased	Dispensary	Yes
Lady Lake		Lake	Leased	Dispensary	Yes
Bonita Springs		Lee	Leased	Dispensary	Yes
Cape Coral		Lee	Leased	Dispensary	Yes
Fort Myers		Lee	Leased	Dispensary	Yes
Fort Myers*		Lee	Owned	Dispensary	Yes
Fort Myers		Lee	Leased	Dispensary	Yes
Tallahassee*		Leon	Owned	Dispensary	Yes
Tallahassee	In Planning	Leon	Leased	Dispensary	No
Bradenton		Manatee	Leased	Dispensary	Yes
Bradenton		Manatee	Leased	Dispensary	Yes
Ocala		Marion	Leased	Dispensary	Yes
Hobe Sound		Martin	Leased	Dispensary	Yes
Stuart		Martin	Leased	Dispensary	Yes
Kendall		Miami-Dade	Leased	Dispensary	Yes
Naranja		Miami-Dade	Leased	Dispensary	Yes
North Miami		Miami-Dade	Owned	Dispensary	Yes
North Miami Beach		Miami-Dade	Leased	Dispensary	Yes
Palmetto Bay	In Planning	Miami-Dade	Leased	Dispensary	No

State/City	Comments/Description	County	Owned/Leased	Use	Operational
Key West		Monroe	Leased	Dispensary	Yes
Yulee		Nassau	Leased	Dispensary	Yes
Shalimar		Okaloosa	Leased	Dispensary	Yes
Apopka		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Okeechobee		Palm Beach	Leased	Dispensary	Yes
Wellington		Palm Beach	Leased	Dispensary	Yes
West Palm Beach		Palm Beach	Leased	Dispensary	Yes
West Palm Beach		Palm Beach	Leased	Dispensary	Yes
Boynton Beach		Palm Beach	Leased	Dispensary	Yes
Lutz		Pasco	Leased	Dispensary	Yes
Port Richey		Pasco	Leased	Dispensary	Yes
Zephyrhills		Pasco	Leased	Dispensary	Yes
Clearwater		Pinellas	Leased	Dispensary	Yes
Clearwater		Pinellas	Leased	Dispensary	Yes
Pinellas Park		Pinellas	Leased	Dispensary	Yes
St. Petersburg		Pinellas	Leased	Dispensary	Yes
Auburndale		Polk	Leased	Dispensary	Yes
Haines City		Polk	Leased	Dispensary	Yes
Lakeland		Polk	Leased	Dispensary	Yes
Winter Haven		Polk	Leased	Dispensary	Yes
Palatka		Putnam	Owned	Cultivation	Yes
Palatka		Putnam	Leased	Dispensary	Yes
Navarre		Santa Rosa	Leased	Dispensary	Yes
North Port		Sarasota	Leased	Dispensary	Yes
Sarasota		Sarasota	Leased	Dispensary	Yes
Sarasota		Sarasota	Leased	Dispensary	Yes
Venice		Sarasota	Leased	Dispensary	Yes
Longwood*		Seminole	Owned	Dispensary	Yes
Winter Springs		Seminole	Leased	Dispensary	Yes
St Augustine		St. Johns	Leased	Dispensary	Yes
Fort Pierce		St. Lucie	Leased	Dispensary	Yes
Port Saint Lucie		St. Lucie	Leased	Dispensary	Yes
Orange City		Volusia	Leased	Dispensary	Yes
Ormond Beach		Volusia	Leased	Dispensary	Yes
Port Orange		Volusia	Leased	Dispensary	Yes
Daytona Beach	In Planning	Volusia	Leased	Dispensary	No
Miramar Beach	In Planning	Walton	Leased	Dispensary	No
Palm Bay	In Planning	Brevard	Leased	Dispensary	No
Deltona	In Planning	Volusia	Leased	Dispensary	No
Englewood	In Planning	Charlotte	Leased	Dispensary	No
New Smyrna Beach	Under Construction	Volusia	Leased	Dispensary	No
Lehigh Acres	In Planning	Lee	Leased	Dispensary	No
Ocala	In Planning	Marion	Owned	Cultivation	No

State/City	Comments/Description	County	Owned/Leased	Use	Operational
ILLINOIS	One corporate office, one storage facility, one cultivation facility, ten dispensary sites, and one leased warehouse
Chicago		Cook	Leased	Dispensary	Yes
Chicago		Cook	Leased	Office/Storage	Yes
Chicago		Cook	Leased	Dispensary	Yes
Chicago		Cook	Leased	Office	Yes
Chicago		Cook	Owned	Dispensary	Yes
Evanston		Cook	Leased	Dispensary	Yes
Prospect Heights		Cook	Leased	Dispensary	Yes
Lombard		DuPage	Leased	Dispensary	Yes
Naperville		DuPage	Leased	Dispensary	Yes
Albion		Edwards	Owned	Cultivation	Yes
Albion		Edwards	Leased	Warehouse	Yes
Aurora		Kane	Leased	Dispensary	Yes
St. Charles		Kane	Leased	Dispensary	Yes
Highland Park*		Lake	Owned	Dispensary	Yes

MARYLAND	One cultivation facility and four operating dispensaries
Towson		Baltimore	Leased	Dispensary	Yes
Elkridge		Howard	Leased	Dispensary	Yes
Jessup*		Howard	Owned	Cultivation	Yes
Germantown		Montgomery	Leased	Dispensary	Yes
Pasadena*		Anne Arundel	Owned	Dispensary	Yes

MASSACHUSETTS	One reduced operations cultivation facility and two operating dispensaries
Sharon		Norfolk	Leased	Dispensary	Yes
Sharon		Norfolk	Owned	Cultivation	Yes
Plymouth		Plymouth	Leased	Dispensary	Yes

MICHIGAN	One operating dispensary
Buchanan		Berrien	Owned	Dispensary	Yes

NEVADA	One operating cultivation facility, five operating dispensary sites and one dispensary under construction
Carson City		Carson City	Leased	Dispensary	Yes
North Las Vegas	Under Construction	Clark	Owned	Dispensary	No
Las Vegas		Clark	Owned	Dispensary	Yes
North Las Vegas		Clark	Owned	Cultivation	Yes
North Las Vegas		Clark	Leased	Dispensary	Yes
Spring Valley		Clark	Leased	Dispensary	Yes
Reno		Washoe	Leased	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
NEW JERSEY	One cultivation facility, four dispensary sites, and one parking lease for Lawrence dispensary
Mount Holly		Burlington	Leased	Dispensary	Yes
Branchburg*		Hunterdon	Owned	Cultivation	Yes
Lawrence		Mercer	Leased	Parking	Yes
Lawrence		Mercer	Leased	Dispensary	Yes
Neptune		Monmouth	Leased	Dispensary	Yes
Elizabeth		Union	Leased	Dispensary	Yes

OHIO	One cultivation facility, five operating dispensaries, one dispensary in planning, and one parking lot
Cincinnati		Hamilton	Leased	Dispensary	Yes
Dayton		Montgomery	Leased	Dispensary	Yes
Canton		Stark	Leased	Dispensary	Yes
Canton		Stark	Owned	Cultivation	Yes
Bowling Green		Wood	Leased	Dispensary	Yes
Newark*		Licking	Owned	Dispensary	Yes
Antwerp		Paulding	Owned	Parking	Yes

PENNSYLVANIA	One cultivation facility, eighteen dispensary sites, one cultivation facility under construction, one cultivation facility that is not operational, one parking lease, one leased storage space, one office space, two vacant dispensary sites
Monroeville*		Allegheny	Owned	Dispensary	Yes
Pittsburgh		Allegheny	Leased	Dispensary	Yes
Pittsburgh		Allegheny	Leased	Dispensary	Yes
Fairless Hills		Bucks	Leased	Dispensary	Yes
Sellersville		Bucks	Leased	Parking	Yes
Sellersville		Bucks	Leased	Dispensary	Yes
Cranberry*		Butler	Owned	Dispensary	Yes
Malvern		Chester	Leased	Dispensary	Yes
Malvern		Chester	Leased	Storage	Yes
Harrisburg		Dauphin	Leased	Dispensary	Yes
Chester*		Delaware	Owned	Cultivation	Yes
Chester		Delaware	Leased	Cultivation	No
Chester*		Delaware	Owned	Dispensary	No
Clifton Heights		Delaware	Leased	Dispensary	Yes
Upland	Under Construction	Delaware	Owned	Cultivation	No
West Chester		Delaware	Leased	Dispensary	Yes
Altoona		Logan	Leased	Dispensary	Yes
Abington*		Montgomery	Owned	Dispensary	Yes
Abington		Montgomery	Leased	Dispensary	No
Jenkintown		Montgomery	Leased	Office	No
Wynnewood*		Montgomery	Owned	Dispensary	Yes
Norristown		Montgomery	Leased	Dispensary	Yes
Philadelphia		Philadelphia	Leased	Dispensary	Yes
Washington*		Washington	Owned	Dispensary	Yes
New Kensington		Westmoreland	Leased	Dispensary	Yes
York		York	Leased	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
VIRGINIA	One cultivation facility and six operating dispensaries
Hampton		Hampton	Leased	Dispensary	Yes
Norfolk		Norfolk	Leased	Dispensary	Yes
Portsmouth		Portsmouth	Leased	Cultivation and Dispensary	Yes
Suffolk		Suffolk	Leased	Dispensary	Yes
Virginia Beach		Virginia Beach	Leased	Dispensary	Yes
Williamsburg		York	Leased	Dispensary	Yes

WEST VIRGINIA	One cultivation facility and five operating dispensaries
Clarksburg		Harrison	Leased	Dispensary	Yes
Morgantown		Monongalia	Leased	Dispensary	Yes
Westover		Monongalia	Leased	Dispensary	Yes
Wheeling		Ohio	Leased	Dispensary	Yes
Beaver		Raleigh	Leased	Cultivation	Yes
Buckhannon		Upshur	Leased	Dispensary	Yes
Properties Subject to an Encumbrance.
A substantial portion of the real property owned by the Company’s subsidiaries is subject to mortgages that secure outstanding indebtedness for borrowed money or are otherwise pledged as collateral securing the obligations of the Borrowers that are outstanding under the 2022 Credit Agreement. In addition, the Borrowers have pledged a substantial portion of their other assets to secure, on a joint and several basis, the obligations under the 2022 Credit Agreement, including their cash, accounts receivable, inventory, licenses and permits, intellectual property, equipment and ownership interests in other Borrowers. Dollar amounts below are in thousands.
On June 29, 2022, the Company entered into a real estate loan with a community bank to borrow an initial principal amount of $18,000 secured by real estate and improvements thereon in Branchburg, New Jersey. The mortgage bears an interest rate of 4% and matures in July 2047.
On March 9, 2023, the Company entered into a real estate loan with a community bank to borrow an initial principal amount of $20,000 secured by real estate and improvements thereon in Rocky Hill, Connecticut. The loan bears an interest rate of 5.75% and matures in March 2028, and may be extended for four additional five-year periods.
On September 29, 2023, the Company entered into a real estate loan with a community bank to borrow an initial principal amount of $14,500 secured by real estate in Chester, Pennsylvania. The loan bears an interest rate of 7.5% and matures in October 2028.
On December 26, 2023, the Company entered into a real estate loan with a community bank to borrow an anitial principal amount of $27,999 secured by real estate in Apollo Beach, Florida. The loan bears an interest rate of 8.34% and matures in December 2028.

ITEM 3. LEGAL PROCEEDINGS
On January 31, 2022, the Company entered into an Arrangement Agreement (the “GGH Arrangement Agreement”) with Vireo Growth Inc., formerly known as Goodness Growth Holdings, Inc. (“GGH”), pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH’s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, on November 14, 2022, the Company filed a counterclaim asserting that GGH owes it a termination fee in the amount of $14,875,000, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses. As of December 31, 2024, both the Company and GGH are engaged in ongoing discovery efforts.
On May 2, 2024, GGH filed an application with the Supreme Court of British Columbia seeking an order granting summary trial in the ongoing litigation between the Company and GGH regarding the GGH Arrangement Agreement. In the application, GGH stated it is seeking $860,900,000 in damages, plus costs and interest (the “GGH Application for Summary Trial”). On June 19, 2024, the Company filed an application in response seeking: (i) dismissal of the GGH Application for Summary Trial on the grounds that the issues raised by it are not suitable for disposition by summary trial and will not assist the efficient resolution of the proceeding; and (ii) an order that the report on damages filed by GGH in support of the GGH Application for Summary Trial is inadmissible and shall be excluded from evidence in the trial, or any summary trial, of this matter. On September 17, 2024, the Company filed an amended response and counterclaim with the Supreme Court of British Columbia, primarily in response to communications recently disclosed by GGH. The Company can provide no guarantees or assurances that it will prevail or settle this lawsuit or its counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on its business, results of operations and financial condition.
See “Note 13 – Contingencies and Other” in the Notes to the Consolidated Financial Statements in this Form 10-K for further information.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Subordinate Voting Shares are traded on Cboe Canada under the stock symbol, “VRNO” and are traded over-the-counter in the U.S. on the OTCQX under the symbol “VRNOF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Shareholders
As of February 25, 2025, there were 601 qualified holders of record of our Subordinate Voting Shares and no registered holders of record of our Proportionate Voting Shares.
Dividends
There are no restrictions in the Company’s articles that prevent the Company from paying dividends. However, the Company has not paid dividends in the past, and it is not anticipated that the Company will pay any dividends in the foreseeable future. Rather, the Company currently intends to retain future earnings, if any, to fund the development and growth of its business, pay indebtedness and does not intend to pay any cash dividends on its shares for the foreseeable future. Any decision to pay dividends in the future will be made by the Board on the basis of earnings, financial requirements and other conditions existing at the time. In the event any dividends are declared and paid, both the outstanding Subordinate Voting Shares and Proportionate Voting Shares, if any, will share in the dividends with each Proportionate Voting Share being entitled to 100 times the amount of the dividend paid on each Subordinate Voting Share and each Subordinate Voting Share being entitled to 1/100 of the amount of the dividend paid on each Proportionate Voting Share. In the event the Board determines that a dividend is in the best interest of the Company, the terms and payment of such dividend must comply with the restrictions and covenants set forth in the 2022 Credit Agreement.
Recent Sales of Unregistered Securities
The following information represents securities sold by the Company for the period covered by this Form 10-K which were not registered under the Securities Act and which were not previously disclosed on a Quarterly Report on Form 10-Q or Current Report on Form 8-K. Included are new issuances, securities issued in exchange for property, services or other securities, and securities issued upon conversion or vesting of other Company securities not required to be disclosed in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Certain sales of unregistered securities were reported on Current Reports on Form 8-K during 2024.
Equity Incentive Plan
During the year ended December 31, 2024, pursuant to the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), the Company issued 904,268 Subordinate Voting Shares, which were not registered under the Securities Act, in respect of vested restricted stock units (“RSUs”). The Company issued these securities pursuant to the exemption from registration provided by Rule 701 of the Securities Act, as the RSUs and Subordinate Voting Shares were issued in connection with a compensatory benefit plan and/or Section 4(a)(2) of the Securities Act with respect to recipients who were accredited investors.

Acquisition Sales
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250,000 worth of Subordinate Voting Shares, in the aggregate, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. During 2024, 297,225 Subordinate Voting Shares were issued as a portion of such consideration, representing a value of $625,000. The Company expects to issue an additional 297,555 Subordinate Voting Shares as the final portion of such consideration during 2025. All of such Subordinate Voting Shares were, and will be, issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506 promulgated under the Securities Act, because (i) the issuances were not made by general solicitation or advertising and (ii) the issuances were made only to “accredited investors” (as such term is fined in Rule 501(a) of Regulation D under the Securities Act).
On November 10, 2021, the Company entered into an agreement (the “Caring Nature Purchase Agreement”) to acquire all the issued and outstanding equity interests in Caring Nature LLC (“Caring Nature”), which operates a dispensary in Connecticut. The transaction closed on December 20, 2021. The Caring Nature Purchase Agreement included $2,000,000 of contingent consideration to be paid in Subordinate Voting Shares. On October 21, 2024, following the fulfillment of conditions for the contingent consideration, the Company issued 616,276 Subordinate Voting Shares to the previous member of Caring Nature. All of such Subordinate Voting Shares were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506 promulgated under the Securities Act, because (i) the issuances were not made by general solicitation or advertising and (ii) the issuances were made only to an “accredited investor” (as such term is fined in Rule 501(a) of Regulation D under the Securities Act).

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
The following graph compares the cumulative total shareholder return on the Subordinate Voting Shares from February 17, 2021 to December 31, 2024, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. From February 17, 2021 through October 17, 2023, the Subordinate Voting Shares were traded on the CSE under the stock symbol VRNO. On October 18, 2023, the Subordinate Voting Shares began trading on Cboe under the stock symbol VRNO. The below chart shows cumulative total shareholder returns for Verano and the comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on February 17, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalization. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Verano Holdings Corp., Russell 2000 Index, and a Peer Group

125
100
75
50
25
0
02/17/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Verano Holdings Corp.
Russell 2000 Index
Peer Group

	Base Period	Years Ending
Company/Index	2/17/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Verano Holdings Corp.	100	38.22	9.62	13.47	3.71
Russell 2000 Index	100	99.52	78.07	89.85	98.85
Peer Group	100	44.31	16.89	18.63	12.74
Below are the specific companies included in the peer group.

Peer Group Companies
–Cresco Labs Inc.	–Trulieve Cannabis Corp.
–Curaleaf Holdings, Inc.	–Green Thumb Industries Inc.
Repurchases
During the year ended December 31, 2024, the Company did not repurchase any securities.

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
This summary is not applicable to a Holder: (i) that is a “financial institution” (as defined in the Tax Act for purposes of the mark-to-market rules); (ii) an interest in which is a “tax shelter investment” (as defined in the Tax Act); (iii) that is a “specified financial institution” (as defined in the Tax Act); (iv) that has made a “functional currency” election under section 261 of the Tax Act; (v) that has received, or receives, Subordinate Voting Shares upon the exercise of an employee stock option, settlement of a restricted stock unit or pursuant to any other employee compensation plan; (vi) that is a corporation resident in Canada and that is, or becomes (or does not deal at arm’s length for purposes of the Tax Act with a corporation resident in Canada that is or becomes), as part of a series of transactions or events, controlled by a non-resident person (or by a group of non-resident persons that do not deal at arm’s length with each other for purposes of the Tax Act) for the purposes of the “foreign affiliate dumping” rules in the Tax Act; (vii) has entered into, or enters into, a “derivative forward agreement” or “synthetic disposition arrangement” (each as defined in the Tax Act) with respect to its Subordinate Voting Shares; (viii) that receives dividends on its Subordinate Voting Shares under, or as part of, a “dividend rental arrangement” (as defined in the Tax Act), (ix) that is exempt from Part I of the Tax Act; or (x) that is a partnership. Such Holders should consult their own tax advisors.
This summary also does not address the tax considerations applicable to holders of stock options, restricted stock units or any other equity-based compensation award. Such holders should consult their own tax advisors.
This summary is based upon the provisions of the Tax Act and the regulations thereunder (the “Tax Regulations”) in force on the date of this Form 10-K and the current published administrative policies and assessing practices of the Canada Revenue Agency (“CRA”) publicly available prior to the date of this Form 10-K. This summary takes into account all specific proposals to amend the Tax Act and the Tax Regulations which have been publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date of this Form 10-K (the “Tax Proposals”) and, except as otherwise noted, assumes that the Tax Proposals will be enacted in their current form. There can be no assurance that any of the Tax Proposals will be implemented in their current form or at all. Except for the Tax Proposals, this summary does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial decision or action, or changes in the administrative policies or assessing practices of the CRA. In addition, this summary does not take into account other federal or any provincial, territorial or foreign tax legislation or considerations, which may differ significantly from the Canadian federal income tax considerations discussed in this Form 10-K.

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
This summary is not exhaustive of all possible Canadian federal income tax considerations applicable to a Holder. The income or other tax consequences will vary depending on the particular circumstances of the Holder, including the province or provinces in which the Holder resides or carries on business. Accordingly, this summary is of a general nature only and is not intended to be, nor should it be construed to be, legal, business or tax advice or representations to any particular Holder. Holders should consult their own legal and tax advisors for advice with respect to the tax considerations described in this Form 10-K based on their particular circumstances.

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
A Resident Holder that is a “private corporation” (as defined in the Tax Act) or any other corporation resident in Canada controlled, whether because of a beneficial interest in one or more trusts or otherwise, by or for the benefit of an individual (other than a trust) or a related group of individuals (other than trusts), may be liable under Part IV of the Tax Act to pay an additional tax (refundable in certain circumstances) on dividends received or deemed to be received on the Subordinate Voting Shares to the extent that such dividends are deductible in computing the Resident Holder’s taxable income for the taxation year. A Resident Holder that, is a “Canadian-controlled private corporation” (“CCPC”) (as defined in the Tax Act) throughout the relevant taxation year, or “substantive CCPC” (as defined in the Tax Act) at any time in the relevant taxation year, may be liable to pay an additional tax (refundable in certain circumstances) on its “aggregate investment income” (as defined in the Tax Act), including any dividends received or deemed to be received to the extent that such dividends are not deductible in computing the Resident Holder’s taxable income for the taxation year.
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

Taxation of Capital Gains and Capital Losses
Currently, one-half of any capital gain (a “taxable capital gain”) realized by a Resident Holder in a taxation year must be included in the Resident Holder’s income for the year, and one-half of any capital loss (an “allowable capital loss”) realized by a Resident Holder in a taxation year must be deducted from taxable capital gains realized by the Resident Holder in that year. Allowable capital losses for a taxation year in excess of taxable capital gains for that year may generally be carried back and deducted in any of the three preceding taxation years, or carried forward and deducted in any subsequent taxation year, against net taxable capital gains realized in such years, to the extent and under the circumstances specified in the Tax Act.

Under Tax Proposals released on September 23, 2024 (the “September 23 Tax Proposals”), the capital gains inclusion rate would generally be increased from one-half to two-thirds for a Resident Holder that is a corporation or a trust, and from one-half to two-thirds for a Resident Holder that is an individual (other than most types of trusts) realizing net capital gains above an annual C$250,000 threshold, in all cases for capital gains and capital losses realized on or after June 25, 2024. The September 23 Tax Proposals also contemplate adjustments of carried forward or carried back allowable capital losses to account for changes in the relevant inclusion rate. The status of the September 23 Tax Proposals, however, is uncertain as Parliament was prorogued on January 6, 2025, which will delay any fiscal action on the September 23 Tax Proposals until at least March 24, 2025, when Parliament is scheduled to resume. On January 31, 2025, the Minister of Finance (Canada) announced that the federal government is deferring the effective date of the September 23 Tax Proposals from June 25, 2024 to January 1, 2026. The September 23 Tax Proposals are complex and may be subject to further changes or withdrawal, and their application to a particular Resident Holder will depend on that Resident Holder’s particular circumstances. Resident Holders should consult their own tax advisors with respect to the September 23 Tax Proposals.
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
A Resident Holder that is a CCPC (as defined in the Tax Act) throughout the relevant taxation year, or a “substantive CCPC” (as defined in the Tax Act) at any time in the relevant taxation year, may be liable to pay an additional tax (refundable in certain circumstances) on its “aggregate investment income” (as defined in the Tax Act), including any taxable capital gains.
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
Eligibility for Investment
The Subordinate Voting Shares are, on the date hereof qualified investments for trusts governed by first home savings accounts (“FHSAs”), registered retirement savings plans (“RRSPs”), registered retirement income funds (“RRIFs”), registered education savings plans (“RESPs”), deferred profit sharing plans, registered disability savings plans (“RDSPs”) and tax-free savings accounts (“TFSAs”), (as those terms are defined in the Tax Act) provided that, on the date hereof, the Subordinate Voting Shares are listed on a “designated stock exchange” (as defined in the Tax Act), which currently includes Cboe Canada.
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
Provided the Subordinate Voting Shares are listed on a “designated stock exchange,” as defined in the Tax Act (which currently includes Cboe Canada), at the time of disposition, a Subordinate Voting Share will generally only be “taxable Canadian property” of a Non-Resident Holder at that time if, at any time during the 60-month period immediately preceding the disposition, the following two conditions were met concurrently: (i) more than 50% of the fair market value of the Subordinate Voting Share was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act) and options in respect of, interests in, or for civil law rights in, any such properties whether or not the properties exist; and (ii) one or any combination of the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm’s length or any partnership in which the Non-Resident Holder or persons with whom the Non-Resident Holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, owned 25% or more of the issued shares of any class or series of Verano. A Subordinate Voting Share may also be deemed to be “taxable Canadian property” in certain other circumstances.
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
Sale, Exchange or Other Taxable Disposition of Subordinate Voting Shares
Upon the sale or other taxable disposition of a Subordinate Voting Share, U.S. Holders generally will recognize capital gain or loss equal to the difference between the amount realized by such holders on the disposition and their adjusted tax basis in such Subordinate Voting Share. Such gain or loss generally will be long-term capital gain or loss if the U.S. Holder held, or is treated as having held, such Subordinate Voting Share for more than one year as of the time of disposition. Long-term capital gains of individuals are currently eligible for reduced rates of taxation. The deductibility of capital losses is subject to limitations.
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-K. See “Cautionary Note on Forward-Looking Statements” and “Risk Factors” in this Form 10-K. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future. We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2023.
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the years ended December 31, 2024 and December 31, 2023. It is supplemental to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2024 and December 31, 2023. The financial statements referenced in this MD&A are prepared in accordance with U.S. GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated.

OVERVIEW OF THE COMPANY
Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plan progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult use cannabis products to discerning customers. As of February 25, 2025, through our subsidiaries and affiliates we operate businesses in 13 states, including 153 retail dispensaries and 15 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of high quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 7 states allow the use of low tetrahydrocannabinol (THC) and high cannabidiol (CBD) products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.
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
As part of the Go Public Transactions described in “Item 1. Business – History of the Company,” in February 2021, the Company resulted from a reverse takeover transaction.

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the audited consolidated financial statements for the years ended December 31, 2024 and 2023. The selected consolidated financial information below may not be indicative of the Company’s future performance.
Year Ended December 31, 2024, as Compared to Year Ended December 31, 2023

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change
Revenues, net of Discounts	$878,585	$938,452	$(59,867)
Gross Profit	443,931	475,206	(31,275)
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(341,859)	(117,348)	(224,511)

Net Loss per share – basic & diluted	$(0.98)	$(0.34)	$(0.64)
Revenues, net of Discounts
Revenues, net of discounts for the year ended December 31, 2024 was $878,585, a decrease of $(59,867) or (6.4)%, compared to revenues, net of discounts of $938,452 for the year ended December 31, 2023. The year-over-year decrease in revenues, net of discounts, that the Company experienced was caused by a decrease in retail revenues, net of discounts, which was driven primarily by continued expected declines in New Jersey and Illinois retail markets as third-party dispensaries continue to open across the states during the year ended December 31, 2024. Additionally, revenues, net of discounts, in the Florida market decreased year-over year due to cultivation and process facility enhancements that temporarily reduced production. This is partially offset by increases in revenues, net of discounts, from the Maryland and Ohio markets in relation to the adult use program launches in July 2023 and August 2024, respectively, and acquisition activity during the year ended December 31, 2024. During the year ended December 31, 2024, the Company opened nine new retail stores, one in Connecticut, six in Florida, one in New Jersey and one in Pennsylvania. Additionally, the Company acquired eight additional retail stores, two in Arizona and six in Virginia, as part of acquisition activity during the third quarter of 2024. Consistent with other multi-state cannabis operators, the Company has continued to see increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois during the year ended December 31, 2024 compared to the year ended December 31, 2023. Retail revenues, net of discounts, for the year ended December 31, 2024 comprised 65.5% of revenues, net of discounts, compared to 68.0% of revenues, net of discounts, for the year ended December 31, 2023, excluding intersegment eliminations. The Company experienced an increase in cultivation (wholesale) revenues, net of discounts, driven by increased third-party wholesale sales in the New Jersey and Illinois markets, coupled with the adult use launch in the Ohio market, both of which attributed to increased production output and sales of cannabis flower and cannabis related products, when comparing the year ended December 31, 2024 to the year ended December 31, 2023. Cultivation (wholesale) revenues, net of discounts, made up 34.5% of revenues, net of discounts for the year ended December 31, 2024, as compared to 32.0% for the year ended December 31, 2023, excluding intersegment eliminations. Please see “Results of Operations by Segment” for information regarding year over year performance of our retail revenue and cultivation (wholesale) revenues.
Gross Profit
Gross profit for the year ended December 31, 2024 was $443,931, representing a gross profit margin of 50.5%. This is compared to gross profit for the year ended December 31, 2023 of $475,206, representing a 50.6% gross profit margin. The slight decrease was attributable to an impact related to an inventory step-up from acquisitions, coupled with, continued pricing pressure during the year ended December 31, 2024 when compared to the year ended December 31, 2023.

Net Loss
Net Loss attributable to Verano Holdings Corp. and its Subsidiaries, or the Company for purposes of this “Management’s Discussion and Analysis”, for the year ended December 31, 2024, was $(341,859) an increase of $224,511, compared to a Net Loss of $(117,348) for the year ended December 31, 2023. The increase in Net Loss year-over-year was largely attributable to intangible asset impairment charges of (i) $293,688 related to the Company’s Pennsylvania retail licenses, (ii) $5,687 related to the Company’s Arizona cultivation (wholesale) tradenames, (iii) $34 related to the Company’s Maryland retail tradenames; and (iv) $425 related to the Company’s Arizona cultivation (wholesale) technology, on the remaining net book value during the year ended December 31, 2024. Additionally, during the year ended December 31, 2024, the Company recorded (i) a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility, (ii) an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $9,160 as the carrying value exceeded the fair value less cost to sell by such amount; and (iii) a goodwill impairment charge of $8,179 associated with its Arizona cultivation (wholesale) reporting unit. This is partially offset by lower provision for income taxes for the year ended December 31, 2024, when compared to the year ended December 31, 2023.

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change
Cost of Goods Sold, net	$434,654	$463,246	$(28,592)

Selling, General, and Administrative Expenses	353,408	331,928	21,480

Loss on Impairment of Investment in Associates	—	6,571	(6,571)

Loss on Impairment of Intangibles — Goodwill	8,179	37,931	(29,752)

Loss on Impairment of Intangibles & Fixed Assets	319,520	13,686	$305,834

Other Income (Expense), net	(62,739)	(56,986)	(5,753)

Provision for Income Taxes	(41,944)	(145,146)	103,202
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net, for the year ended December 31, 2024 was $434,654, a decrease of $(28,592) or (6.2)%, from the year ended December 31, 2023. The decrease was primarily driven by a decline in revenues, net of discounts, within the retail markets due to expected declines in the New Jersey and Illinois markets as third-party dispensaries continue to open across the states, driving increased competition. Additionally, the Company recorded a $3,846 non-cash impact related to the inventory step-up from acquisitions during the year ended December 31, 2024.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2024 were $353,408, an increase of $21,480 or 6.5%, compared to selling, general and administrative expenses of $331,928 for the year ended December 31, 2023. SG&A expenses as a percentage of revenues, net of discounts, was 40.2% and 35.4% for the years ended December 31, 2024 and 2023, respectively. The year over year increase was attributable to a $9,350 increase in general and administrative expenses driven by enhancements in processes and technology and a $13,876 increase in salaries and benefits due to increased headcounts related to new store openings and acquisition activity for the year ended December 31, 2024.

Loss on Impairment of Investment in Associates
During the year ended December 31, 2023, the Company received notification that the DGV Group, LLC ("DGV"), an entity in which the Company held an equity interest, was permanently ceasing operations. The Company recorded an impairment loss for the full value of the equity method investment of $6,571 as DGV was previously held as an Investment in Associates on the Company’s Consolidated Balance Sheets. No such impairment charges were recorded during the year ended December 31, 2024.
Loss on Impairment of Intangibles - Goodwill, License & Fixed Assets
During the year ended December 31, 2024, the Company recorded intangible asset impairment charges of (i) $293,688 related to the Company’s Pennsylvania retail licenses, (ii) $5,687 related to the Company’s Arizona cultivation (wholesale) tradenames, (iii) $34 related to the Company’s Maryland retail tradenames; and (iv) $425 related to the Company’s Arizona cultivation (wholesale) technology, on the remaining net book value during the year ended December 31, 2024. Additionally, during the year ended December 31, 2024, the Company recorded (i) a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility, (ii) an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $9,160 as the carrying value exceeded the fair value less cost to sell by such amount; and (iii) a goodwill impairment charge of $8,179 associated with its Arizona cultivation (wholesale) reporting unit. During the year ended December 31, 2023, the Company recorded an intangible asset impairment charge of $5,113 on the remaining net book value related to the Company’s Massachusetts cultivation (wholesale) license, a fixed asset impairment charge of $8,573 related to the Company’s Massachusetts cultivation facility, and goodwill impairment charges of (i) $33,622 associated with its Arizona cultivation (wholesale) reporting unit, (ii) $4,245 associated with its Nevada retail reporting unit, and (iii) $64 associated with its Massachusetts cultivation (wholesale) reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts.
Other Income (Expense), net
Other income (expense), net for the year ended December 31, 2024 was $(62,739), an increase of $5,753, as compared to the year ended December 31, 2023. The increase in other income (expense), net, during the year ended December 31, 2024 was mainly due to a loss on debt extinguishment attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement and the Company's contributions to Florida's Smart & Safe adult-use legalization campaign when compared to December 31, 2023.
Provision for Income Taxes
Provision for income taxes for the year ended December 31, 2024 was $41,944, a decrease of $103,202 or 71.1% as compared to the year ended December 31, 2023. The increase in income taxes was largely attributable to the Loss on Impairment of Intangibles & Fixed Assets for the year ended December 31, 2023.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of our business, the Company reviews revenue at the cultivation (wholesale) and retail levels while reviewing operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenues, net of Discounts
Cultivation (Wholesale)	$353,476	$348,990	4,486	1.3%
Retail	672,252	741,334	(69,082)	(9.3)%
Intersegment Eliminations	(147,143)	(151,872)	4,729	(3.1)%
Total Revenues, net of Discounts	$878,585	$938,452	$(59,867)	(6.4)%
Revenues, net of discounts, for the cultivation (wholesale) segment was $353,476 for the year ended December 31, 2024, an increase of $4,486 or 1.3%, excluding intersegment eliminations, compared to the year ended December 31, 2023. The increase in cultivation (wholesale) revenues, net of discounts, was driven by increased third-party wholesale sales in the New Jersey and Illinois markets, coupled with the adult use launch in the Ohio market, both, of which attributed to increased production output and sales of cannabis flower and cannabis related products, when comparing the year ended December 31, 2024 to the year ended December 31, 2023. Additionally, the wholesale market experienced a strategic shift in third-party distribution, specifically in Connecticut and Pennsylvania market, with growing emphasis on vertical distribution channels through direct retail dispensaries.
Revenues, net of discounts, for the retail segment was $672,252 for the year ended December 31, 2024, a decrease of $(69,082) or (9.3)%, excluding intersegment eliminations, compared to the year ended December 31, 2023. Top contributors to retail sales were mainly due to increases in Maryland and Ohio retail markets due to the adult use program launches in July 2023 and August 2024, respectively, and acquisition activity during the year ended December 31, 2024. The overall decrease in retail revenues, net of discounts, was primarily driven by continued increased competition and promotional activity, as expected, in select retail markets, specifically in New Jersey and Illinois. Additionally, modest pricing pressure and promotional activity contributed to the decrease in revenues, net of discounts, when comparing the year ended December 31, 2024 to the year ended December 31, 2023.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the year ended December 31, 2024, approximately 34.5% of the Company’s revenue was generated from the cultivation (wholesale) business and approximately 65.5% from the retail business, excluding intersegment eliminations. For the year ended December 31, 2023, approximately 32.0% of revenue was generated from the cultivation (wholesale) business and approximately 68.0% from the retail business, excluding intersegment eliminations.

Gross Profit
Gross profit is revenue less cost of goods sold, net. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross profit margin measures the Company’s gross profit as a percentage of revenue.
The Company’s expansion strategy and revenue growth have taken priority and will continue to do so for the foreseeable future as it expands its footprint, by exploring new markets and opening or acquiring new dispensary locations, and scales production within certain markets. In the core markets in which the Company is already operational and, as the state markets mature, the Company anticipates that there will be pressure on margins in the cultivation (wholesale) and retail channels. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level, will be partially offset by operational optimization.
Total Expenses
Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and to deliver product to the Company’s retail stores. It also includes a significant investment in the corporate infrastructure required to support ongoing business.
Selling costs generally correlate to revenue. As a percentage of sales, selling costs are expected to increase slightly in currently operational markets as facility and market expansion occurs. The increase is expected to be driven primarily by the growth of the Company’s retail and cultivation (wholesale) channels and the ramp up from new retail openings.
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
Provision for Income Taxes
The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the cannabis industry, it is subject to the limits of Section 280E of the Code under which the Company is only allowed to deduct expenses directly related to the sale of products. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under Section 280E of the Code and a higher effective tax rate than most industries. The Company has taken a position that it does not owe taxes attributable to the application of Section 280E of the Code.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of December 31, 2024 and 2023, the Company had total current liabilities of $197,968 and $412,188, respectively, and had cash and cash equivalents of $87,796 and $174,760, respectively, to meet its current obligations. The Company had working capital of $159,541 and a working capital deficit of $(17,992), for the years ended December 31, 2024 and 2023, respectively. This increase in working capital of $177,533 for the year ended December 31, 2024 when compared to the year ended December 31, 2023, was primarily driven by the Company’s position that it does not owe taxes attributable to the application of Section 280E of the Code, thus reducing its Income Taxes Payable balance on the Consolidated Balance Sheets.
The Company generates cash from revenues and deploys its capital to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital is primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, and investor and industry relations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given inflation and the uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the potentially negative impact on its operations and expansion plans.
Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our acquisitions, to repay borrowings, maintain our operations and other general business needs. We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash generated from operating activities, available cash balances and available borrowings. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of equity securities or additional borrowings; however, there can be no assurances that we will be able to obtain additional equity financing or debt financing on acceptable terms, or on terms similar to our existing financings, in the future.
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

Credit Facility
In October 2022, Verano and certain of its subsidiaries and affiliates, as the Borrowers, entered into the 2022 Credit Agreement with the lenders party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the lenders elect to fund such incremental term loan. At funding, the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
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
At any time, the Borrowers may voluntarily prepay up to $100,000 of the principal balance, subject to a one-time $1,000 prepayment premium upon the first prepayment, and may prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of any subsequent prepayments. The Borrowers may not voluntarily prepay more than $100,000 of the principal balance without prepaying the entire outstanding principal balance of the loan.
On April 30, 2024, the Company, made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement and paid a $1,000 prepayment premium in connection therewith.
In connection with such Permitted Partial Optional Prepayment, Chicago Atlantic and certain Lenders agreed to (a) release the Released Borrowers from their obligations under, and as parties to, the 2022 Credit Agreement and related agreements and (b) release all liens over the Released Borrowers’ property, including real estate, held by Chicago Atlantic for the benefit of the Lenders, in each case, pursuant to a limited consent and waiver, dated as of April 29, 2024, by and among the Borrowers, certain of the Lenders party thereto and Chicago Atlantic.
The 2022 Credit Agreement includes customary representations, warranties and covenants and customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
The 2022 Credit Agreement also includes customary negative covenants limiting the Borrowers’ ability to incur additional indebtedness and grant liens, and the ability to enter into definitive documents or consummate acquisitions or dispositions that are not otherwise permitted thereunder, among others. Additionally, the 2022 Credit Agreement requires the Borrowers to meet financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio.
As of December 31, 2024, the Company was in compliance with such covenants.
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
Tax Liabilities

The Company has U.S. income tax payable liabilities. These income tax payable liabilities will require payment from our liquidity sources, and we believe we have sufficient liquidity for both short-term and long-term payments of our income tax payable liabilities and in addition to our other obligations. The Company expects to retain additional cash from operations, due in part to the Company's treatment of Section 280E of the Code as not applying to limit its deduction of ordinary and necessary business expenses.

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2024, 2023, 2022, were as follows:

	For the Years Ended December 31,
	2024	2023	2022

Net Cash Provided by Operating Activities	$112,195	$109,710	$94,347
Net Cash Used In Investing Activities	(133,251)	(34,150)	(207,851)
Net Cash Provided By (Used In) Financing Activities	(65,926)	14,354	99,245
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a significant source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. The $2,485 incease was driven by an increase in inventory attributable to acquisition activity during the year ended December 31, 2024, when compared to the year ended December 31, 2023.
Cash Flows from Investing Activities. Cash used in investing activities increased by $99,101 which was attributable to an increase in capital expenditures of $62,718 for the year ended December 31, 2024 as compared to the year ended December 31, 2023, in addition to acquisition activity during the year ended December 31, 2024.
Cash Flows from Financing Activities. Cash provided by financing activities during the year ended December 31, 2024 was largely attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement during the year ended December 31, 2024 when compared to the year ended December 31, 2023.

The Company expects capital expenditures for 2025 to be between $25,000 and $40,000. The Company expects its capital expenditures in 2025 will be focused on efficiency initiatives at cultivation facilities in existing markets, targeting expansion of our retail footprint and improvements in our technology systems infrastructure.

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
Business Combinations
In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are recorded at their fair values. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. For intangible assets, the Company generally uses the income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: discount rates, terminal growth rates, royalty rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. The discount rates applied to the projections reflect the risk factors associated with those projections. Judgment is also required in determining the intangible asset’s useful life.
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
Provision for Income Tax
Provision for income taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. Although we believe our assumptions, judgements and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. These uncertain tax positions include our estimates related to uncertainties that are based on an assessment of whether our available documentation corroborating the nature of our activities supporting the tax positions will be sufficient. However, it is possible that at some future date an additional liability could result from audits by taxing authorities. If the final outcome of these tax related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made. The IRS has taken the position that cannabis companies are subject to the limits of Section 280E of the Code under which they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E of the Code.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Risk Management
The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board and the Audit Committee mitigate these risks by assessing, monitoring and approving the Company’s risk management processes:
Credit Risk
The Company reviews its trade receivable accounts regularly and reduces amounts to their expected realizable values by adjusting the allowance for credit losses when management determines that the account may not be fully collectable. The Company applies ASC 326 Financial Instruments – Credit Losses for the measurement of expected credit losses, which uses an expected loss allowance model for all trade receivables. The Company has adopted standardized credit policies and performs assessments in an effort to minimize those risks. The Company has not identified significant credit risk with respect to its customers noting that a customer is a single retail customer or an individual dispensary customer.
The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk, but has limited risk as the majority of its sales are transacted with cash.
Financial instruments that potentially subject the Company to concentrations of banking and credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents primarily consisted of bank deposits and cash on hand. Concentrations of credit risk with respect to our cash and cash equivalents is limited primarily to amounts held with financial institutions in excess of federally insured limits.
Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.
Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates, raw materials and other commodity prices. As domestic economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. A general reduction in consumer discretionary spending due to a recession in the domestic economy, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations. The Company takes steps to mitigate this risk through diversifying Verano branded products at price points suitable for our customer base.
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

Interest Rate Risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. Management believes that if the Company’s rates of interest associated with its debt obligations were to hypothetically change 10% in the relative interest rate, it would not have a material effect on the Company’s consolidated annual results of operations or cash flows.
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
Banking Risk
Notwithstanding that a majority of states have legalized medical or adult use cannabis, or both, there has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the cannabis industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit, funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the businesses of the Company and leaves their cash holdings vulnerable.
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
Tax Risk
Tax risk is the risk of changes in the tax environment that would have a material adverse effect on the Company’s business, results of operations, and financial condition. Currently, state licensed cannabis businesses are assessed a comparatively high effective federal tax rate due to Section 280E of the Code which bars businesses from deducting all expenses except their cost of sales when calculating federal tax liability. The Company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E of the Code. Any increase in tax levies resulting from additional tax measures may have a further adverse effect on the operations of the Company, while any decrease in such tax levies will be beneficial to future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial information required by Item 8 is located beginning on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.
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
Remediation of Previously Identified Material Weaknesses
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we identified material weaknesses in our internal controls over financial reporting. The previously reported material weaknesses, pertain to (i) a lack of appropriate internal controls to mitigate process risk points (“PRP”); (ii) a lack of appropriately design and effectiveness of Information Technology General Controls (“ITGC”) over vendor-hosted applications used by the Company supporting revenue and inventory processes; (iii) ineffectively designed controls over revenue and inventory processes to mitigate PRP; and (iv) ineffective implementation and documentation of management review controls over the goodwill and intangible asset impairment assessment.

During the fiscal year ended December 31, 2024, management, with the oversight of the Audit Committee, implemented the following measures to remediate such material weaknesses described above:
•The Company enhanced its risk assessment process, implemented more frequent monitoring activities, and improved coordination between Internal Audit and management to proactively address changes in financial reporting risks.
•The Company addressed deficiencies by strengthening user access controls, improving change management procedures, and where vendor-hosted applications lacked direct ITGC controls, compensating business process controls were implemented to mitigate financial reporting risks.
•Additional reconciliation and validation procedures were implemented for retail and cultivation (wholesale) revenue, as well as inventory balances. Management also enhanced monitoring and reporting controls over inventory processes and strengthened ITGC and business process controls related to financial reporting systems.
•Management implemented enhanced review controls, strengthened documentation of key inputs used in impairment testing, and increased training for personnel involved in the evaluation process.
Such material weaknesses were deemed to be remediated as of the end of the period covered by this Form 10-K given the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are designed and operate effectively.
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2024, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting were effective as of December 31, 2024. Based on management's assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2024.
Our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures and internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by our independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the last fiscal quarter of the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
As previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2024 and subsequent Quarterly Reports on Form 10-Q, each of Laura Marie Kalesnik, Edward McDermott, David Spreckman, Richard Tarapchak, John Tipton and Darren Weiss entered into prearranged share trading plans, all of which are intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider trading, which were set to terminate December 31, 2024. Due to a settlement event that will occur in 2025 that affects awards covered by the applicable plans which vested in 2024, these plans will terminate upon the completion of all sales relating to such settlement event.
Brett Summerer, the Company’s Chief Financial Officer, terminated his prearranged share trading plan, which was intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transaction, on December 13, 2024.
During the three months ended December 31, 2024, Brett Summerer adopted a new prearranged share trading plan following the termination of his prior plan noted above, with a brokerage firm on the date set forth opposite his name below. This plan which was entered into during an open trading window under the Company's insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions. The details regarding the estimated number of Subordinate Voting Shares for sale and the expiration date is set forth opposite his name below.

Name	Title	Date of Adoption	Estimated Number of Subordinate Voting Shares for Sale[1]	Expiration Date[2]
Brett Summerer	Chief Financial Officer	December 13, 2024[3]	317,455	December 31, 2026
1 Such amounts reflect estimated tax withholdings and actual sale amounts may vary.
2 Such plans are subject to earlier termination in the event of certain limited circumstances, and may remain in place until all sales contemplated by the plan are completed.
3 Such prearranged share trading plan will not become effective until the completion of the applicable cooling-off period following the termination of Mr. Summerer’s plan terminated in December 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders (our “2025 Proxy Statement”), which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.
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

Exhibit Number	Description of Exhibit
10.8††
Executive Employment Agreement between Verano Holdings Corp. and Laura Kalesnik, dated March 1, 2021 (filed as Exhibit 10.8 to our Annual Report on Form 10-K on March 15, 2024 (File No. 000-56342) and incorporated herein by reference).

10.9††
Stock and Equity Incentive Plan of Verano Holdings Corp (filed as Exhibit 10.10 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.10††	Form of Equity Award Agreement for Stock Option (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 000-56342) and incorporated herein by reference).

10.11††	Form of Equity Award Agreement for RSU (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 8, 2023 (File No. 000-56342) and incorporated herein by reference).

10.12††	Verano Holdings Corp. Annual Bonus Plan (filed as Exhibit 10.12 to our Annual Report on Form 10-K on March 15, 2024 (File No. 000-56342) and incorporated herein by reference).

10.13†
Loan Agreement, dated as of December 26, 2023, by and between a subsidiary of the Company as the Borrower and First Federal Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2024 (File No. 000-56342) and incorporated herein by reference).

10.14†
Promissory Note, dated as of December 26, 2023, by a subsidiary of the Company as the Borrower, in favor of First Federal Bank (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2024 (File No. 000-56342) and incorporated herein by reference).

10.15††	Cash Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2024 (File No. 000-56342) and incorporated herein by reference).

10.16††	Form of Cash Award Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2024 (File No. 000-56342) and incorporated herein by reference).

10.17
Equity Purchase Agreement, dated July 29, 2024, among Verano Holdings, LLC, Verano Holdings Corp., Columbia Care Eastern Virginia LLC and the members of Columbia Care Eastern Virginia LLC and The Cannabist Company Holdings Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2024 (File No. 000-56342) and incorporated herein by reference).

10.18†	Verano Holdings, LLC Promissory Note (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2024 (File No. 000-56342) and incorporated herein by reference).

10.19†
Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, 203 Organix L.L.C., CC VA HoldCo LLC, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on July 31, 2024 (File No. 000-56342) and incorporated herein by reference).

10.20†
Equity Purchase Agreement, dated July 29, 2024, among Verano Arizona, LLC, Salubrious Wellness Clinic, Inc., CC VA HoldCo LLC, Thomas Allison, Columbia Care-Arizona, Prescott, L.L.C. and The Cannabist Company Holdings Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 31, 2024 (File No. 000-56342) and incorporated herein by reference).

14.1*	Code of Business Conduct and Ethics

19.1*	Verano Holdings Corp. Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Macias Gini & O’Connell LLP

31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Verano Holdings Corp. Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
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

Appendix A

List of Licenses of Verano Holdings Corp.
Licenses in the State of Arizona
Holding Entity	License/Permit	City	Renewal Date	Description
203 Organix, LLC	00000074DCGW00540313	Prescott	8/7/2026	Medical Marijuana Dispensary Registration Certificate
203 Organix, LLC	00000070ESCO78837103	Prescott	8/7/2026	Adult-Use Marijuana Establishment License
Azgm 3, LLC	00000126DCSO00060479	Chandler	1/21/2027	Medical Marijuana Dispensary Registration Certificate
Azgm 3, LLC	00000040ESDX57445071	Chandler	1/21/2027	Adult-Use Marijuana Establishment License
Fort Consulting, LLC	00000105DCOU00194638	Phoenix	1/21/2027	Medical Marijuana Dispensary Registration Certificate
Fort Consulting, LLC	00000064ESAK09838873	Phoenix	1/21/2027	Adult-Use Marijuana Establishment License
Patient Alternative Relief Center, LLC	00000091DCWY00555666	Phoenix	8/7/2026	Medical Marijuana Dispensary Registration Certificate
Patient Alternative Relief Center, LLC	00000086ESQZ01367420	Phoenix	8/7/2026	Adult-Use Marijuana Establishment License
Perpetual Healthcare, LLC	00000033DCCK00134006	Phoenix	8/7/2026	Medical Marijuana Dispensary Registration Certificate
Perpetual Healthcare, LLC	00000105ESDR54985961	Phoenix	8/7/2026	Adult-Use Marijuana Establishment License
Salubrious Wellness Clinic, Inc.	000000097DCGK00454998	Tempe	8/7/2026	Medical Marijuana Dispensary Registration Certificate
Salubrious Wellness Clinic, Inc.	00000071ESFP14031510	Tempe	8/7/2026	Adult-Use Marijuana Establishment License
The Medicine Room, LLC	00000037DCDM00904008	Mesa	8/7/2026	Medical Marijuana Dispensary Registration Certificate
The Medicine Room, LLC	00000084ESFH12297246	Mesa	8/7/2026	Adult-Use Marijuana Establishment License
Vending Logistics, LLC	00000112DCLK00614860	Mesa	1/21/2027	Medical Marijuana Dispensary Registration Certificate
Vending Logistics, LLC	00000043ESPE02331128	Mesa	1/21/2027	Adult-Use Marijuana Establishment License

Licenses in the State of Connecticut
Holding Entity	License/Permit	City	Renewal Date	Description
Caring Nature EJV2, LLC	AMHF.0008262	Naugatauk	4/23/2025	Adult-Use Cannabis Medical Hybrid Retailer License
Caring Nature, LLC	AMHF.0008287	Waterbury	1/26/2026	Adult-Use Cannabis Medical Hybrid Retailer License
Connecticut Pharmaceutical Solutions, LLC	MMPR.0000002	Rocky Hill	2/10/2026	Medical Marijuana Producer License
CTPharma Newington, LLC	AMHF.0008258	Newington	10/11/2025	Adult-Use Cannabis Medical Hybrid Retailer License
CTPharma Norwich, LLC	AMHF.0008257	Norwich	7/6/2025	Adult-Use Cannabis Medical Hybrid Retailer License
Willow Brook Enfield, LLC	AMHF.0008260	Enfield	3/6/2025	Adult-Use Cannabis Medical Hybrid Retailer License
Willow Brook Wellness, LLC	AMHF.0008254	Meriden	12/17/2025	Adult-Use Cannabis Medical Hybrid Retailer License

Licenses in the State of Florida
Holding Entity	License/Permit	City	Renewal Date	Description
Plants of Ruskin, LLC	MMTC-2017-0010	Apollo Beach	6/22/2026	Medical Marijuana Treatment Center License

Licenses in the State of Illinois
Holding Entity	License/Permit	City	Renewal Date	Description
420 Capital Management, LLC	280.000054-DISP	Chicago	4/3/2026	Registered Medical Cannabis Dispensing Organization License
420 Capital Management, LLC	284.000128-AUDO	Chicago	3/31/2026	Adult-Use Cannabis Dispensing Organization License
420 Capital Management, LLC	284.000127-AUDO	Lombard	3/31/2026	Adult-Use Cannabis Dispensing Organization License
Ataraxia, LLC	1503060700	Albion	3/9/2026	Medical Cannabis Cultivation Center Permit
Ataraxia, LLC	1503060700-AU	Albion	3/30/2026	Adult-Use Cultivation Center License
Ataraxia, LLC	1503060700-TR	Albion	7/14/2025	Transporter License
Elevele, LLC	280.000032-DISP	Highland Park	3/18/2026	Registered Medical Cannabis Dispensing Organization License
Elevele, LLC	284.000135-AUDO	Highland Park	3/31/2026	Registered Adult-Use Cannabis Dispensing Organization License
Elevele, LLC	284.000136-AUDO	Prospect Heights	3/31/2026	Adult-Use Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	280.000020-DISP	St. Charles	12/23/2025	Registered Medical Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	284.000139-AUDO	St. Charles	3/31/2026	Registered Adult-Use Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	284.000140-AUDO	Naperville	3/31/2026	Adult-Use Cannabis Dispensing Organization License
MME Aurora Retail, LLC	284.000132-AUDO	Aurora	3/31/2026	Adult-Use Cannabis Dispensing Organization License
MME Evanston Retail, LLC	280.000009-DISP	Evanston	11/9/2025	Registered Medical Cannabis Dispensing Organization License
MME Evanston Retail, LLC	284.000131-AUDO	Evanston	3/31/2026	Adult-Use Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	280.000051-DISP	Chicago	1/13/2026	Registered Medical Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	284.000133-AUDO	Chicago	3/31/2026	Adult-Use Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	284.000134-AUDO	Chicago	3/31/2026	Adult-Use Cannabis Dispensing Organization License

Licenses in the State of Maryland
Holding Entity	License/Permit	City	Renewal Date	Description
AGG Wellness, LLC	DA-23-00102	Towson	6/30/2028	Medical & Adult Use Cannabis Establishment License
FGM Processing, LLC	PA-23-00025	Jessup	6/30/2028	Medical & Adult Use Cannabis Establishment License
Freestate Wellness, LLC	GA-23-00004	Jessup	6/30/2028	Medical & Adult Use Cannabis Establishment License
Freestate Wellness, LLC	DA-23-00010	Elkridge	6/30/2028	Medical & Adult Use Cannabis Establishment License
Maryland Natural Treatment Solutions, LLC	DA-23-00047	Pasadena	6/30/2028	Medical & Adult Use Cannabis Establishment License
Mikran, LLC	DA-23-00044	Germantown	6/30/2028	Medical & Adult Use Cannabis Establishment License

Licenses in the Commonwealth of Massachusetts
Holding Entity	License/Permit	City	Renewal Date	Description
Four Daughters Compassionate Care, Inc.	RMD1691	Sharon	1/15/2026	Medical Marijuana Treatment Center License
Four Daughters Compassionate Care, Inc.	MC282243	Sharon	12/12/2025	Marijuana Cultivator License
Four Daughters Compassionate Care, Inc.	MP281715	Sharon	12/12/2025	Marijuana Product Manufacturer License
Four Daughters Compassionate Care, Inc.	MR281552	Sharon	12/12/2025	Marijuana Retailer License
Four Daughters Compassionate Care, Inc.	MR282232	Plymouth	6/12/2025	Marijuana Retailer License

Licenses in the State of Michigan
Holding Entity	License/Permit	City	Renewal Date	Description
Buchanan Development, LLC	PC-000069	Buchannan	4/25/2025	Facility License Provisioning Center
Buchanan Development, LLC	AU-R-000183	Buchannan	3/16/2025	Establishment License Marihuana Retailer

Licenses in the State of Nevada
Holding Entity	License/Permit	City	Renewal Date	Description
Lone Mountain Partners, LLC	C122	North Las Vegas	6/30/2025	Adult-Use Cultivation License
Lone Mountain Partners, LLC	P077	North Las Vegas	6/30/2025	Adult-Use Production License
Lone Mountain Partners, LLC	T048	North Las Vegas	6/30/2025	Adult-Use Distribution License
Lone Mountain Partners, LLC	RD592	North Las Vegas	11/30/2025	Adult-Use Retail Store License
Lone Mountain Partners, LLC	RD590	Spring Valley	11/30/2025	Adult-Use Retail Store License
Naturex, LLC	D081	Las Vegas	6/30/2025	Adult-Use Retail Store License
WSCC, Inc.	D149	Carson City	6/30/2025	Adult-Use Retail Store License
WSCC, Inc.	D111	Reno	6/30/2025	Adult-Use Retail Store License

Licenses in the State of New Jersey
Holding Entity	License/Permit	City	Renewal Date	Description
Verano NJ, LLC	MC000012	Branchburg	12/31/2025	ATC Permit - Cultivation/Processing
Verano NJ, LLC	MM000008	Branchburg	12/31/2025	ATC Permit - Manufacturing
Verano NJ, LLC	C000009	Branchburg	4/17/2025	Class 1 - Adult-Use Cultivator License
Verano NJ, LLC	M000007	Branchburg	4/17/2025	Class 2 - Adult-Use Manufacturer License
Verano NJ, LLC	MRE000031	Elizabeth	12/31/2025	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000001	Elizabeth	4/20/2025	Class 5 - Adult-Use Cannabis Retailer License
Verano NJ, LLC	MRE000034	Neptune	12/31/2025	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000030	Neptune	8/1/2025	Class 5 - Adult-Use Cannabis Retailer License
Verano NJ, LLC	MRE000033	Lawrence	12/31/2025	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000002	Lawrence	4/20/2025	Class 5 - Adult-Use Cannabis Retailer License
Zen Leaf Mount Holly, LLC	RE000913	Mount Holly	11/11/2025	Class 5 - Adult-Use Cannabis Retailer License

Licenses in the State of Ohio
Holding Entity	License/Permit	City	Renewal Date	Description
Mother Grows Best, LLC	CCC000033-00	Canton	11/24/2025	Dual Use Cultivation Certificate of Operation
Mother Grows Best, LLC	CCP000034-00	Canton	11/23/2025	Dual Use Processor Certificate of Operation
Mother Grows Best, LLC	CCD000184-00	Antwerp	10/20/2025	Dual Use Dispensary Certificate of Operation
Mother Knows Best, LLC	CCD000058-00	Canton	7/1/2025	Dual Use Dispensary Certificate of Operation
Ohio Natural Treatment Solutions, LLC	CCD000057-00	Newark	7/1/2025	Dual Use Dispensary Certificate of Operation
GreenRx, LLC	CCD000045-00	Cincinnati	7/1/2025	Dual Use Dispensary Certificate of Operation
Glass City Alternatives, LLC	CCD000056-00	Bowling Green	7/1/2025	Dual Use Dispensary Certificate of Operation
Mad River Remedies, LLC	CCD000047-00	Riverside	7/1/2025	Dual Use Dispensary Certificate of Operation

Licenses in the Commonwealth of Pennsylvania
Holding Entity	License/Permit	City	Renewal Date	Description
Agri-Kind, LLC	GP18-1006	Chester	7/31/2025	Medical Marijuana Grower/Processor Facility
Agronomed Biologics, LLC	CR06-GP19-1102	Chester	6/19/2025	Medical Marijuana Grower/Processor Facility
Agronomed Biologics, LLC	CR06-D19-1103	West Chester	6/19/2025	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Fairless Hills	6/19/2025	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Pittsburgh	6/19/2025	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	New Kensington	6/19/2025	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Pittsburgh	6/19/2025	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Norristown	6/19/2025	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	Harrisburg	12/18/2025	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	York	12/18/2025	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	Altoona	12/18/2025	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Philadelphia	12/18/2025	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Wynnewood	12/18/2025	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Clifton Heights	12/18/2025	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Sellersville	6/29/2025	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Abington	6/29/2025	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Malvern	6/29/2025	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Cranberry	6/29/2025	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Monroeville	6/29/2025	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Washington	6/29/2025	Medical Marijuana Dispensary Facility

Licenses in the State of Virginia
Holding Entity	License/Permit	City	Renewal Date	Description
Columbia Care Eastern Virginia LLC	240000002	Portsmouth	4/30/2025	Medical Cultivation & Dispensary
Columbia Care Eastern Virginia LLC	247000012	Hampton	1/31/2026	Medical Dispensary
Columbia Care Eastern Virginia LLC	247000014	Norfolk	3/31/2025	Medical Dispensary
Columbia Care Eastern Virginia LLC	247000017	Suffolk	7/31/2025	Medical Dispensary
Columbia Care Eastern Virginia LLC	247000004	Virginia Beach	12/31/2025	Medical Dispensary
Columbia Care Eastern Virginia LLC	247000010	Williamsburg	11/30/2025	Medical Dispensary

Licenses in the State of West Virginia
Holding Entity	License/Permit	City	Renewal Date	Description
Verano WV, LLC	G410007	Beaver	9/30/2025	Medical Cannabis Grower Permit
Verano WV, LLC	P410002	Beaver	11/12/2025	Medical Cannabis Processor Permit
Verano WV, LLC	D310033	Morgantown	1/28/2026	Medical Cannabis Dispensary Permit
Verano WV, LLC	D310032	Westover	1/28/2026	Medical Cannabis Dispensary Permit
Verano WV, LLC	D350029	Wheeling	1/28/2026	Medical Cannabis Dispensary Permit
Verano WV, LLC	D170030	Clarksburg	1/28/2026	Medical Cannabis Dispensary Permit
Verano WV, LLC	D490034	Buckhannon	1/28/2026	Medical Cannabis Dispensary Permit
Verano WV, LLC	D100031	Oak Hill	1/28/2026	Medical Cannabis Dispensary Permit
Verano WV, LLC	D200035	Dunbar	1/28/2026	Medical Cannabis Dispensary Permit

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2025

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Archos	Chairman, Director & Chief Executive Officer	February 27, 2025
George Archos	(Principal Executive Officer)

/s/ Brett Summerer	Chief Financial Officer	February 27, 2025
Brett Summerer	(Principal Financial Officer)

/s/ Richard C. Tarapchak	Executive Vice President, Finance & Corporate Controller	February 27, 2025
Richard C. Tarapchak	(Principal Accounting Officer)

/s/ Charles F. Mueller	Director	February 27, 2025
Charles F. Mueller

/s/ John Tipton	Director	February 27, 2025
John Tipton

/s/ Cristina Nuñez	Director	February 27, 2025
Cristina Nuñez

/s/ Lawrence Hirsh	Director	February 27, 2025
Lawrence Hirsh

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Verano Holdings Corp.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Verano Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively, the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Intangible Assets, Long Lived Asset and Goodwill Impairment Valuation
Description of the Matter:
As discussed in Notes 2, 5, 6 and 8 to the financial statements, the Company had a number of business combinations in prior fiscal years, as well as during the current year, that led to the recording of goodwill, intangibles and long-lived assets. Goodwill is tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired, in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). Additionally, the Company evaluates its long-lived assets, which primarily include intangible assets associated with license rights and tradenames, as well as property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable in accordance with ASC No. 360, “Long Lived Assets” (ASC No. 360). We identified the impairment assessment of the Company’s goodwill and intangible assets and long-lived assets as a critical audit matter as of December 31, 2024. Auditing the Company’s impairment tests was complex and highly judgmental because (i) there was significant judgment used by management to develop the fair value measurements/estimates as it pertains to their reporting units and asset groups, which led to a high degree of audit judgment, subjectivity and effort, in performing procedures and evaluating management’s significant assumptions related to forecasted cash flows, discount rates, terminal growth rates, and earnings multiples; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
/s/ Macias Gini & O’Connell LLP
We have served as the Company's auditor since 2022.
Irvine, California
February 27, 2025

VERANO HOLDINGS CORP. Consolidated Balance Sheets ($ in Thousands)

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$87,796	$174,760
Accounts Receivable, net	40,264	38,981
Held for Sale Assets	32,150	1,955
Inventory	184,456	155,768
Prepaid Expenses and Other Current Assets	12,843	22,732

Total Current Assets	357,509	394,196

Property, Plant and Equipment, net	537,964	501,304
Right of Use Assets, net	99,915	93,459
Intangible Assets, net	734,005	1,086,146
Goodwill	246,230	231,291
Deposits and Other Assets	13,333	12,349

TOTAL ASSETS	$1,988,956	$2,318,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$39,927	$31,281
Accrued Liabilities	68,941	66,766
Income Tax Payable	58,762	248,471
Current Portion of Lease Liabilities	11,250	9,750
Current Portion of Debt	18,153	52,005
Acquisition Consideration Payable	935	3,915

Total Current Liabilities	197,968	412,188

Long-Term Liabilities:
Debt, net of Current Portion	395,696	393,637
Lease Liabilities, net of Current Portion	97,884	87,397
Uncertain Tax Positions	270,579	2,973
Deferred Income Taxes	74,099	182,215
Other Long-Term Liabilities	1,911	255

Total Long-Term Liabilities	840,169	666,477

TOTAL LIABILITIES	$1,038,137	$1,078,665

SHAREHOLDERS’ EQUITY	952,174	1,240,080
NON-CONTROLLING INTEREST	(1,355)	—

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,988,956	$2,318,745

VERANO HOLDINGS CORP. Consolidated Statements of Operations ($ in Thousands except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues, net of Discounts	$878,585	$938,452	$879,412
Cost of Goods Sold, net	434,654	463,246	456,350

Gross Profit	443,931	475,206	423,062

Operating Expenses
Selling, General, and Administrative Expenses	353,408	331,928	356,569
Loss on Impairment - Investment in Associates	—	6,571	—
Loss on Impairment of Intangibles – Goodwill	8,179	37,931	113,031
Loss on Impairment of Intangibles & Fixed Assets	319,520	13,686	116,151

Total Operating Expenses	681,107	390,116	585,751

Income (Loss) from Investments in Associates	—	(306)	1,558

Income (Loss) from Operations	(237,176)	84,784	(161,131)

Other Income (Expense), net:
Loss on Disposal of Property, Plant and Equipment	(1,095)	(1,123)	(157)
Gain on Deconsolidation	—	—	9,560
Gain on Previously Held Equity Interest	—	—	14,103
Loss on Debt Extinguishment	(3,068)	(663)	(7,987)
Interest Expense, net	(54,759)	(59,793)	(49,431)
Other Income (Expense), net	(3,817)	4,593	31,640

Total Other Income (Expense), net	(62,739)	(56,986)	(2,272)

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest	(299,915)	27,798	(163,403)

Provision For Income Taxes	(41,944)	(145,146)	(105,470)

Net Loss Before Non-Controlling Interest	(341,859)	(117,348)	(268,873)

Net Income Attributable to Non-Controlling Interest	—	—	291
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(341,859)	$(117,348)	$(269,164)

Net Loss per share – basic & diluted	$(0.98)	$(0.34)	$(0.81)

Basic & Diluted – weighted average shares outstanding	349,584,820	342,774,236	331,409,315

VERANO HOLDINGS CORP. Statements of Changes in Shareholders’ Equity ($ in Thousands)

	Subordinate Voting Shares (as converted)	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Balance as of January 1, 2022	324,312,662	$1,535,765	$—	$(55,235)	$1,276	$1,481,806

Share-based compensation	3,320,195	43,343	—	—	—	43,343

Issuance of shares in conjunction with acquisitions	7,039,977	41,914	—	—	—	41,914

Noncontrolling interest adjustment for change in ownership	—	—	—	—	(1,567)	(1,567)

Foreign Currency Translation Adjustment	—	—	(8)	—	—	(8)

Contingent consideration & other adjustments to purchase accounting	5,310,540	44,935	—	—	—	44,935

Net Income (Loss)	—	—	—	(269,164)	291	(268,873)

Balance as of December 31, 2022	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

Balance as of January 1, 2023	339,983,374	$1,665,957	$(8)	$(324,399)	$—	$1,341,550

Share-based compensation	1,636,937	13,273	—	—	—	13,273

Issuance of shares to relieve liability obligations, net	828,239	2,610	—	—	—	2,610

Foreign Currency Translation Adjustment	—	—	(5)	—	—	(5)

Contingent consideration & other adjustments to purchase accounting	1,625,546	—	—	—	—	—

Net Loss	—	—	—	(117,348)	—	(117,348)

Balance as of December 31, 2023	344,074,096	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

Balance as of January 1, 2024	344,074,096	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

Share-based compensation	3,312,471	16,752	—	—	—	16,752

Issuance of shares in conjunction with acquisitions	10,416,041	34,453	—	—	—	34,453

Foreign Currency Translation Adjustment	—	—	18	—	—	18

Contingent consideration & other adjustments to purchase accounting	944,682	2,730	—	—	—	2,730

Distributions paid to non-controlling interest holders	—	—	—	—	(1,355)	(1,355)

Net Loss	—	—	—	(341,859)	—	(341,859)

Balance as of December 31, 2024	358,747,290	$1,735,775	$5	$(783,606)	$(1,355)	$950,819

VERANO HOLDINGS CORP. Consolidated Statements of Cash Flows ($ in Thousands)

	For the Years Ended December 31,
	2024	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(341,859)	$(117,348)	$(269,164)
Net income attributable to non-controlling interest	—	—	291
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	139,664	141,133	141,387
Right of use assets amortization	11,199	10,493	8,938
Loss on disposal of property, plant and equipment	1,095	1,123	157
Gain on deconsolidation	—	—	(9,560)
Gain on previously held equity interest	—	—	(14,103)
Loss on debt extinguishment	3,068	663	4,551
Loss on impairment of intangibles - goodwill	8,179	37,931	113,031
Loss on impairment of intangibles & fixed assets	319,520	13,686	116,151
Loss on impairment of investment in associates	—	6,571	—
Decrease in fair value of contingent consideration	—	(3,466)	(14,669)
Stock based compensation	16,946	13,230	39,054
Other, net	15,671	5,888	17,240
Changes in assets and liabilities:
Accounts receivable, net	(2,746)	(22,675)	821
Inventory	(15,890)	23,887	(24,233)
Accounts payable	(4,182)	(8,881)	(7,582)
Income tax payable	(189,989)	(4,431)	96,145
Uncertain tax positions	267,606	—	—
Deferred income taxes	(108,514)	(14,258)	(62,142)
Other assets, net	9,379	7,120	(36,019)
Other liabilities, net	(16,952)	19,044	(5,947)
NET CASH PROVIDED BY OPERATING ACTIVITIES	112,195	109,710	94,347

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(35,875)	—	(114,752)
Purchases of property, plant and equipment	(99,048)	(36,330)	(119,174)
Proceeds from disposal of assets	64	2,180	6,249
Proceeds from sale of deconsolidation and investment in associates	—	—	19,826
Other investing activities	1,608	—	—
NET CASH USED IN INVESTING ACTIVITIES	(133,251)	(34,150)	(207,851)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of deferred acquisition price payable	(32)	(13,250)	—
Proceeds from issuance of debt	—	79,088	497,386
Principal repayments of debt	(63,402)	(49,868)	(373,899)
Debt issuance costs paid	—	(1,616)	(20,806)
Payment of debt extinguishment	(1,000)	—	(3,436)
Other financing activities	(1,492)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(65,926)	14,354	99,245

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(86,982)	$89,914	$(14,259)
Effects of exchange rate fluctuations on cash and cash equivalents	$18	$(5)	$(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$174,760	$84,851	$99,118

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,796	$174,760	$84,851

VERANO HOLDINGS CORP. Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	For the Years Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid, net	$52,565	$59,200	$48,246
Cash paid for taxes	$81,535	$166,634	$70,666
Issuance of shares to relieve liability obligations, net	$2,730	$2,610	$—

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$20,507	$4,916	$6,008
Issuance of debt for acquisition of business	25,776	—	—
Issuance of shares under business combinations	34,453	—	85,232

Acquisitions
Tangible and intangible assets acquired, net of cash	$83,685	$227	$31,841
Liabilities assumed	(12,422)	1,522	(8,735)
Acquisition consideration payable	(58,506)	11,367	77,657
Goodwill	23,118	134	13,989
	$35,875	$13,250	$114,752

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1. NATURE OF OPERATIONS
Unless otherwise stated or the context requires otherwise, references herein to the “Company,” “Verano,” “we,” “us,” and “our” mean Verano Holdings Corp. and its direct and indirect subsidiaries, and controlled and managed entities.
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the United States (“U.S.”). As a vertically integrated operator, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licensees across 13 state markets (Arizona, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia). See “Note 19 – Subsequent Events” for further discussion.
The Company also conducts pre-licensing activities in other markets. In these markets, the Company has either applied for licenses, or plans on applying for licenses, but does not currently operate or manage any cultivation, processing, or retail licenses.
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
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The consolidated financial statements for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain prior year financial statement line items have been combined for presentation purposes.
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
(e)Variable Interest Entities & Non-Controlling Interests
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
(f)Cash and Cash Equivalents
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
(g)Accounts Receivable and Expected Credit Loss
Accounts receivable are recorded at the invoiced amount and do not bear interest. Expected credit loss reflects the Company’s estimate of amounts in its accounts receivable at such time that may not be collected due to customer claims or customer inability or unwillingness to pay. Collectability of accounts receivables is reviewed by the Company on an ongoing basis. The expected credit loss is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of customers, historical collection experience and length of time the accounts receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the account receivable will not be recovered. The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. As of December 31, 2024 and 2023, the allowance for credit losses were $3,637 and $1,397, respectively.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(h)Inventory
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
(i)Investment in Associates
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
There were no impairment charges recorded for the years ended December 31, 2024 or December 31, 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(j)Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures made by the Company that materially increase the life of the assets are capitalized. Ordinary repairs and maintenance are expensed as incurred. The Company’s estimated depreciable lives of operating assets and facilities are as follows:

Land	Not Applicable
Building	30 years
Construction in Progress	Not Applicable
Leasehold Improvements	Shorter of: remaining lease term or
10 years
Tools & Equipment	7 years
Kitchen & Lab Equipment	7 years
Other Machinery & Equipment	7 years
Furniture & Fixtures	7 years
Electronic & Security Equipment	5 years
Vehicles	7 years
Land Improvements	15 years
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
During the year ended December 31, 2024, the Company recorded a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility.
During the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility. No such impairment charges were recorded during the year ended December 31, 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(k)Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired by the Company in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on the Company’s estimates as of the dates of acquisitions. Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively. Amortization periods by class of intangible assets with finite lives were as follows as of December 31, 2024:

Licenses	9-15 years
Tradenames	5-10 years
Technology	5-10 years

During the fourth quarter of the years ended December 31, 2024, 2023 and 2022, the Company performed quantitative analyses over its intangible assets.
As of December 31, 2024, the Company determined that (i) certain Pennsylvania retail licenses were impaired (ii) Arizona cultivation (wholesale) and Maryland retail tradenames were impaired and (iii) Arizona cultivation (wholesale) technology was impaired. The Company recorded intangible asset impairment charges of $293,688 related to the Pennsylvania retail licenses, $5,687 related to the Arizona cultivation (wholesale) tradenames, $34 related to the Maryland retail tradenames and $425 related to the Arizona cultivation (wholesale) technology, on the remaining net book value during the year ended December 31, 2024.
During the year ended December 31, 2023, the Company determined that a license associated with its Massachusetts cultivation (wholesale) reporting unit was fully impaired and recorded an impairment charge of $5,113 associated with the intangible asset as of and for the year ended December 31, 2023.
During the year ended December 31, 2022, the Company determined that a license associated with its Arizona cultivation (wholesale) reporting unit, was fully impaired during the year and recorded an impairment charge of $116,151 associated with the intangible asset as of and for the year ended December 31, 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(l)Goodwill
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
The analysis performed included estimating the fair value of each reporting unit using either an income or market approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and the eventual repeal of Section 280E of the Code. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.
The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.
During the year ended December 31, 2024, the Company recognized impairment charges of $8,179 associated with its Arizona cultivation (wholesale) reporting unit. As of December 31, 2024, and after recognizing the aforementioned impairment charges, the Arizona cultivation reporting unit was fully impaired.
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
(m)Leased Assets
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(n)Advertising
Advertising costs are charged to expense when incurred. Advertising expenses totaled $12,961, $9,672, and $15,997 for the years ended December 31, 2024, 2023 and 2022, respectively.
(o)Income Taxes
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
As discussed further in Note 11 - Income Taxes, the IRS has taken the position that cannabis companies are subject to the limits of Internal Revenue Code of 1986, as amended (the "Code"), Section 280E for U.S. federal income tax purposes, under which, they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E of the Code.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(p)Revenue Recognition
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
The Company has customer loyalty programs in which retail customers accumulate points for future product discounts that are based on each dollar paid for the Company’s products. These points are recorded by the Company as a contract liability until customers redeem their points for discounts on finished goods as part of an in-store sales transactions. In addition, the Company records a performance obligation as a reduction of revenue based on the Company’s estimated probability of point redemption, which is calculated based on a standalone selling price.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(q)Fair Value of Financial Instruments
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
The individual fair values attributed to the different components of a financing transaction, derivative financial instruments, are determined using valuation techniques. The Company uses its judgment to select the methods used to make certain assumptions and in performing the fair value calculations to determine (i) the values attributed to each component of a transaction at the time of their issuance; (ii) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (iii) for disclosing the fair value of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. For further details, see Note 17 – Fair Value Measurements.
(r)Commitments and Contingencies
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
(s)Impairment of Other Long-Lived Assets
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
During the year ended December 31, 2024, the Company recorded a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility as the carrying value exceeded the fair value by such amount.
As of December 31, 2024, the Company determined that (i) certain Pennsylvania retail licenses were impaired, (ii) Arizona cultivation (wholesale) and Maryland retail tradenames were impaired, and (iii) Arizona cultivation (wholesale) technology was impaired. The Company recorded intangible asset impairment charges of $293,688 related to the Pennsylvania retail licenses, $5,687 related to the Arizona cultivation (wholesale) tradenames, $34 related to the Maryland retail tradenames and $425 related to the Arizona cultivation (wholesale) technology, on the remaining net book value during the year ended December 31, 2024.
During the year ended December 31, 2023 and 2022, the Company recorded full impairment charges associated with (i) its Massachusetts cultivation (wholesale) license of $5,113 and (ii) its Arizona cultivation (wholesale) license of $116,151, respectively. Additionally, during the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility. Impairment charges stemmed from the competitive environment in the Massachusetts and Arizona cannabis markets. There were no impairment charges related to property, plant and equipment for the year ended December 31, 2022.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(t)Earnings (Loss) per Share
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
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted losses per share for the years ended December 31, 2024, 2023 and 2022 because their impact would have been anti-dilutive.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(u)Business Combinations
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(v)Segment Reporting
The Company determines its segment reporting in accordance with ASC 280, Segment Reporting. As outlined in ASC 280, Segment Reporting, an operating segment is a component of the Company for which discrete financial information is available and whose operating results are regularly reviewed by the entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and that engages in business activities from which it may earn revenue and incur expenses. The Company’s CODM is the Chief Executive Officer. The CODM utilizes each segment’s Adjusted EBITDA as the key indicator in assessing the segment’s performance and allocating resources. The Company has two reportable segments: (i) cultivation (wholesale), which is the cultivation, production and sale of cannabis to retail stores, and (ii) retail, which is the retailing of cannabis to patients and consumers.
The Company analyzed its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation (wholesale)) which were primarily determined based on the licenses each market holds.
All revenues were generated in the United States for the years ended December 31, 2024, 2023 and 2022.
(w)Stock-Based Payments
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(x)Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan (the “401(k) plan”) covering a majority of it’s employees. Participation is via automatic enrollment and employees may elect to opt out of the 401(k) plan. The Company’s contributions to the 401(k) plan are based on an employee’s years of service, as well as the percentage of employee contributions. The Company’s contribution expense related to the 401(k) plan was $4,205 for the year ended December 31, 2024, $3,432 for the year ended December 31, 2023, and $2,220 for the year ended December 31, 2022.

(y)Assets Held for Sale
The Company classifies long-lived assets to be sold as held for sale in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Assets held for sale represent land, buildings and other fixed assets less accumulated depreciation related to facilities in which the Company has no continuing involvement. We record assets held for sale in accordance with ASC 360, Property, Plant, and Equipment, at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers. As of December 31, 2024 the Company had $32,150 of assets held for sale relating to a retail facility in Arkansas, cultivation facilities in Florida and Pennsylvania and a property in Virginia. As of December 31, 2023, the Company had $1,955 of assets held for sale relating to a facility in Nevada and a property in Virginia.
During the year ended December 31, 2024, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $9,160 as the carrying value exceeded the fair value less cost to sell by such amount.

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
During the year ended December 31, 2024, the Company recognized impairment charges of $8,179 associated with its Arizona cultivation (wholesale) reporting unit. As of December 31, 2024, and after recognizing the aforementioned impairment charges, the Arizona cultivation reporting unit was fully impaired.
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
As a result of the Company's goodwill impairment analysis for the years ended December 31, 2024, 2023 and 2022, the Company determined one, three and four of the reporting units, respectively, were impaired. See Note 6 - Goodwill for further details.

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
During the year ended December 31, 2024, the Company recorded a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility as the carrying value exceeded the fair value by such amount.
During the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility. No such impairment charges were recorded during the year ended December 31, 2022.
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
(viii) Consolidation
Judgment is applied in assessing whether the Company exercises control and has significant influence over entities in which the Company directly or indirectly owns an interest. The Company has control when it has the power over the entity, has exposure or rights to variable returns, and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the entities. Where the Company is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained. See Note 16 – Consolidation for further details.

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
(aa) Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 - ASC 280 Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 280”), which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. ASU 280 is effective for annual periods beginning after December 15, 2023 and quarterly periods beginning after December 15, 2024. The new disclosure guidance does not have a material impact to the Company’s consolidated financial statements.
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve disclosures about public business entities’ expenses and to provide more detailed information around the types of expenses included in commonly presented expense captions. Additionally, in January 2025 the Financial Accounting Standards Board issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, and can be applied on a prospective basis or on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the effect of these pronouncements on its consolidated financial statements and related disclosures.
The Company has evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on the consolidated financial statements or disclosures.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3. INVENTORY
The Company’s inventory consists of the following as of December 31, 2024 and December 31, 2023:

	As of December 31,
	2024	2023
Raw Materials	$3,991	$5,336
Work in Process	135,185	114,620
Packaging and Miscellaneous	10,115	7,899
Finished Goods	35,165	27,913

Total Inventory	$184,456	$155,768
During the year ended December 31, 2023, the Company classified Packaging and Miscellaneous as a component of Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets as of December 31, 2023. Packaging and Miscellaneous has been reclassified to Inventory in the Consolidated Balance Sheets as of December 31, 2023, to better reflect the character of the underlying assets.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following at December 31, 2024 and December 31, 2023:

	As of December 31,
	2024	2023
Land	$29,032	$30,934
Buildings and Improvements	173,432	194,274
Furniture and Fixtures	21,326	19,884
Computer Equipment and Software	28,525	25,861
Leasehold Improvements	268,836	230,877
Tools and Equipment	98,133	90,386
Vehicles	4,341	4,373
Assets Under Construction (1)	96,981	39,844

Total Property, Plant and Equipment, Gross	720,606	636,433
Less: Accumulated Depreciation	(182,642)	(135,129)

Property, Plant and Equipment, Net	$537,964	$501,304
(1)Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
A reconciliation of the beginning and ending balances of property, plant and equipment is as follows:

	Property, Plant and Equipment, Gross	Accumulated Depreciation	Property, Plant and Equipment, Net

Balance as of January 1, 2023	$614,447	$(88,542)	$525,905
Additions	35,815	—	35,815
Disposals and other	(4,260)	2,093	(2,167)
Impairment	(9,569)	996	(8,573)
Depreciation	—	(49,676)	(49,676)

Balance as of December 31, 2023	$636,433	$(135,129)	$501,304
Additions	118,364	—	118,364
Property, plant and equipment from business combination	26,308	—	26,308
Disposals and other	(47,746)	4,571	(43,175)
Impairment	(12,753)	2,227	(10,526)
Depreciation	—	(54,311)	(54,311)

Balance as of December 31, 2024	$720,606	$(182,642)	$537,964
For the years ended December 31, 2024 and December 31, 2023, depreciation expense included in costs of goods sold totaled $36,869 and $33,866, respectively. For the years ended December 31, 2024 and December 31, 2023, depreciation expense included in selling, general, and administrative expense totaled $17,442 and $15,810, respectively. During the year ended December 31, 2024, the Company recorded a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility. During the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility.

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
As of December 31, 2024 and December 31, 2023, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2024	$1,269,326	$54,166	$6,431	$1,329,923
Additions from business combination	29,900	—	—	29,900
Adjustments to purchase price allocation	3,100	—	—	3,100
Impairment	(379,968)	(9,058)	(885)	(389,911)
Balance as of December 31, 2024	$922,358	$45,108	$5,546	$973,012

Accumulated Amortization
Balance as of January 1, 2024	225,751	15,001	3,025	243,777
Amortization	79,107	5,194	1,006	85,307
Impairment	(86,280)	(3,337)	(460)	(90,077)
Balance as of December 31, 2024	$218,578	$16,858	$3,571	$239,007

Net Book Value
Balance as of January 1, 2024	1,043,575	39,165	3,406	1,086,146
Balance as of December 31, 2024	$703,780	$28,250	$1,975	$734,005

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2023	$1,274,981	$54,166	$6,431	$1,335,578
Impairment	(7,605)	—	—	(7,605)
Other Additions(1)	1,950	—	—	1,950
Balance as of December 31, 2023	$1,269,326	$54,166	$6,431	$1,329,923

Accumulated Amortization
Balance as of January 1, 2023	143,246	9,579	1,987	154,812
Amortization	84,997	5,422	1,038	91,457
Impairment	$(2,492)	$—	$—	$(2,492)
Balance as of December 31, 2023	$225,751	$15,001	$3,025	$243,777

Net Book Value
Balance as of January 1, 2023	1,131,735	44,587	4,444	1,180,766
Balance as of December 31, 2023	$1,043,575	$39,165	$3,406	$1,086,146
(1) The Company obtained a license following regulatory approval where payment consideration occurred in prior periods.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5. INTANGIBLE ASSETS (Continued)
The Company recorded amortization expense for the years ended December 31, 2024, 2023 and 2022 of $85,307, $91,457, and $97,344, respectively.
Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. On an annual basis, the Company reviews the estimated useful lives, residual values and amortization methods used for each identifiable intangible asset acquired.
During the 2024 annual review, management determined that (i) certain Pennsylvania retail licenses were impaired (ii) Arizona cultivation (wholesale) and Maryland retail tradenames were impaired and (iii) Arizona cultivation (wholesale) technology was impaired. The Company recorded intangible asset impairment charges of $293,688 related to the Pennsylvania retail licenses, $5,687 related to the Arizona cultivation (wholesale) tradenames, $34 related to the Maryland retail tradenames and $425 related to the Arizona cultivation (wholesale) technology, on the remaining net book value during the year ended December 31, 2024.
During the 2023 and 2022 annual reviews, management determined that the Massachusetts cultivation (wholesale) license was impaired and determined that the Arizona cultivation (wholesale) license was impaired, with respect to such years. The Company recorded intangible asset impairment charges of $5,113 and $116,151 on the remaining net book value during the years ended December 31, 2023 and December 31, 2022, respectively.
The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2024:

Year Ending December 31:	Estimated Amortization
2025	$66,979
2026	66,332
2027	66,273
2028	66,259
2029	66,257
Thereafter	401,905
Total	$734,005

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6. GOODWILL
The Company’s assets are aggregated into two reportable segments: Cultivation (Wholesale) and Retail.
The changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2024 and 2023 were as follows:

	January 1, 2024	Impairment	Adjustments to purchase price allocation	Acquisitions	December 31, 2024
Cultivation	$49,318	$(8,179)	$2,648	$4,810	$48,597
Retail	181,973	—	(421)	16,081	197,633
	$231,291	$(8,179)	$2,227	$20,891	$246,230

	January 1, 2023	Impairment	Adjustments to purchase price allocation	Acquisitions	December 31, 2023
Cultivation	$83,004	$(33,686)	$—	$—	$49,318
Retail(1)	186,084	(4,245)	134	—	181,973
	$269,088	$(37,931)	$134	$—	$231,291
(1) One of the Company’s reporting units, with $1,293 of allocated goodwill, had a negative carrying value as of December 31, 2023.

As part of the Company’s acquisition activity related to 203 Organix L.L.C., Salubrious Wellness Clinic, Inc. and Columbia Care Eastern Virginia LLC (collectively the “2024 Business Combinations”), the Company recorded goodwill to the cultivation (wholesale) reportable segment of $4,810 and recorded goodwill to the retail reportable segment of $16,081 during the year ended December 31, 2024. Refer to Note 8 - Transactions for further discussion regarding the 2024 Business Combinations.
During the year ended December 31, 2024 the Company recorded measurement period adjustments in connection with the 2024 Business Combinations. The net impact led to an increase in goodwill related to the cultivation (wholesale) reportable segment of $2,648 and a decrease in goodwill related to the retail reportable segment of $421, for changes to inventory, fixed assets, intangible assets, other assets and deferred tax liabilities.
During the year ended December 31, 2024, the Company recognized impairment charges of $8,179 associated with its Arizona cultivation (wholesale) reporting unit. As of December 31, 2024, and after recognizing the aforementioned impairment charges, the cultivation reporting unit was fully impaired.
During the year ended December 31, 2023, the Company recognized impairment charges of (i) $33,622 associated with its Arizona cultivation (wholesale) reporting unit, (ii) $4,245 associated with its Nevada retail reporting unit, and (iii) $64 associated with its Massachusetts cultivation (wholesale) reporting unit as the carrying values of the reporting units exceeded the estimated fair value by such amounts. The impairment charges recorded for these reporting units was driven largely by fluctuations in underlying valuation assumptions related to working capital requirements of a market participant at each reporting unit, which are an input into the discounted cash flow analysis used to estimate the fair value of each of the three reporting units noted above. As of December 31, 2023, and after recognizing the aforementioned impairment charges, the remaining carrying value of goodwill for the Arizona cultivation reporting unit was $8,179, and the carrying value of goodwill for the Nevada retail and Massachusetts cultivation reporting units were fully impaired.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6. GOODWILL (Continued)
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
During the year ended December 31, 2023, the Company recorded a measurement period adjustment in connection with the September 7, 2022 acquisition of WSCC, Inc. (“Sierra Well”), which led to a net increase of $134 to goodwill. The Company obtained additional information about the facts and circumstances that existed at the time of the acquisition date that led to changes in provisional amounts recognized in the initial opening financials for income taxes.

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
The computations of net earnings (losses) per share, on a basic basis and diluted basis, including reconciliations of the numerators and denominators, for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Numerator
Net Loss attributable to Verano Holdings Corp.	$(341,859)	$(117,348)	$(269,164)

Denominator
Basic
Weighted-average shares outstanding – basic	349,584,820	342,774,236	331,409,315

Diluted
Weighted-average shares outstanding – diluted	349,584,820	342,774,236	331,409,315

Net Loss per share - basic & diluted	$(0.98)	$(0.34)	$(0.81)
Potentially dilutive securities of approximately 1,215,720 and 2,329,116 for the years ended December 31, 2024 and December 31, 2023, respectively, were not included in the computation of diluted earning (losses) per share because their effect would have been anti-dilutive.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8. TRANSACTIONS
Business Combinations
The Company has determined that the acquisitions described below are business combinations under ASC Topic 805, Business Combinations. Acquisitions that are determined to be the acquisition of a business are accounted for by applying the acquisition method, whereby the assets acquired, and the liabilities assumed are recorded at their fair values at the date of acquisition with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results for the companies acquired have been included in these Consolidated Financial Statements from the date of the acquisition. Any goodwill recognized is attributed based on reporting units.
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
2024 Business Combinations
203 Organix L.L.C. & Salubrious Wellness Clinic, Inc.
On July 29, 2024, the Company entered into two equity purchase agreements with, (a) The Cannabist Company Holdings Inc. (“Cannabist”), CC VA Holdco LLC, Columbia Care – Arizona, Tempe, L.L.C., Thomas Allison and Salubrious Wellness Clinic, Inc. (“SWC”), pursuant to which the Company acquired all of the issued and outstanding equity interests of SWC, and (b) one with Cannabist, CC VA Holdco LLC, Columbia Care-Arizona, Prescott, L.L.C. and 203 Organix, LLC (“203” and together with SWC, “Cannabist AZ”), pursuant to which the Company acquired all of the issued and outstanding equity interests of 203. The Company added an active cultivation and production facility and increased the Company's retail footprint in Arizona. The transactions closed on August 16, 2024. Pursuant to the equity purchase agreement, the Company paid total cash consideration of $11,529, inclusive of estimated ongoing purchase price adjustments.
The Company's Consolidated Statements of Operations includes net revenue of $5,959 and net loss of $2,217 related to the acquired operations of Cannabist AZ for the year ended December 31, 2024. Cannabist AZ is reported in both the retail and cultivation (wholesale) reportable segments.
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into an equity purchase agreement with Cannabist, Columbia Care Eastern Virginia LLC (“CC East Virginia”), and the members of CC East Virginia party thereto (the “Virginia EPA”), pursuant to which the Company acquired all of the issued and outstanding equity interests of CC East Virginia. CC East Virginia is the sole vertical cannabis operator in HSA 5 in Eastern Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company paid $24,122 in cash consideration and equity consideration of 10,416,041 Subordinate Voting Shares with an estimated fair value of $34,453, all of which was distributed on the closing date of the transaction. In addition, on the closing date of the transaction, the Company issued a $27,425 promissory note (the“CC East Virginia Promissory Note”), inclusive of estimated ongoing purchase price adjustments, with an estimated fair value of $25,776 and which bears interest at a rate of 7% per annum and matures on the two-year anniversary of the transaction closing date.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8. TRANSACTIONS (Continued)
The Company's Consolidated Statements of Operations includes net revenue of $17,565 and net income of $3,538 related to the acquired operations of CC East Virginia for the year ended December 31, 2024. CC East Virginia is reported in both the Retail and Cultivation segments.
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
For the acquisitions of CC East Virginia and Cannabist AZ, the major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

	CC East Virginia	Cannabist AZ
Cash and Cash Equivalents	$1,150	$348
Accounts Receivable	535	252
Inventory	11,615	5,087
Prepaid Expenses and Other Current Assets	310	33
Property, Plant and Equipment	20,798	5,509
Right of Use Assets	3,323	2,212
Deposits and Other Assets	791	220
Intangible Assets	29,300	3,700
Goodwill	22,458	660
Accounts Payable and Accrued Liabilities	(2,461)	(3,789)
Income Tax Payable	—	(280)
Current Portion of Lease Liabilities	(470)	(208)
Lease Liabilities, net of Current Portion	(2,894)	(1,761)
Deferred Income Taxes	—	(399)
Other Long-Term Liabilities	(104)	(55)

Purchase Price	$84,351	$11,529
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

8. TRANSACTIONS (Continued)
The following tables represent the supplemental consolidated financial results on an unaudited pro forma basis, as if the Cannabist AZ acquisition had been consummated on January 1, 2023:

	Years Ended December 31,
	2024	2023
Revenues	$890,429	$953,235
Net Loss	$(341,553)	$(117,896)
The following tables represent the supplemental consolidated financial results on an unaudited pro forma basis, as if the CC East Virginia acquisition had been consummated on January 1, 2023:

	Years Ended December 31,
	2024	2023
Revenues	$906,128	$965,300
Net Loss	$(336,259)	$(118,705)
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
Dispositions
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
Other Acquisition Consideration Payable Adjustments
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250 worth of Subordinate Voting Shares, in the aggregate, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. During 2024, 297,225 Subordinate Voting Shares were issued as a portion of such consideration, representing a value of $625. The Company expects to issue an additional 297,225 Subordinate Voting Shares as the final portion of such consideration during 2025.
On November 10, 2021, the Company entered into an agreement (the “Caring Nature Purchase Agreement”) to acquire all the issued and outstanding equity interests in Caring Nature LLC (“Caring Nature”), which operates a dispensary in Connecticut. The transaction closed on December 20, 2021. The Caring Nature Purchase Agreement included $2,000 of contingent consideration to be paid in Subordinate Voting Shares. On October 21, 2024, following the fulfillment of conditions for the contingent consideration, the Company issued 616,276 Subordinate Voting Shares to the previous member of Caring Nature. As such, all consideration related to the acquisition has been paid.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8. TRANSACTIONS (Continued)
On July 6, 2021, Verano entered into a merger agreement to acquire 100% of the equity interests of Sierra Well. Sierra Well held cannabis licenses that allow it to cultivate, produce and sell medical and recreational cannabis products in the state of Nevada, including sales through its retail dispensaries located in Carson City and Reno. The transaction closed on September 7, 2022. During the quarter ended March 31, 2024, the Company paid cash consideration of $32 and issued 31,181 Subordinate Voting Shares to the former shareholders of Sierra Well, which had been held back to secure indemnification obligations of such shareholders. As such, all consideration related to the acquisition has been paid.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. DEBT
As of December 31, 2024 and December 31, 2023, debt consisted of the following:

	As of December 31,
	2024	2023
Credit Facility	$294,750	$348,950
Promissory Notes	22,455	1,582
Mortgage Loans	107,306	111,221
Vehicle and Equipment Loans	596	1,081
Unamortized Debt Issuance Costs	(11,258)	(17,192)

Total Debt	$413,849	$445,642

Less: Current Portion of Debt	18,153	52,005

Total Long-Term Debt, net	$395,696	$393,637
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
The 2022 Credit Agreement provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan in the aggregate principal amount of up to $100,000; provided that the lenders elect to fund such incremental term loan. Beginning in October 2023, the 2022 Credit Agreement requires Verano to make scheduled amortization payments of $350 per month and the remaining principal balance is due in full on October 30, 2026.
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
As of December 31, 2024, the Company was in compliance with such covenants.
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
Permitted Partial Optional Prepayment and Lien Release
On April 30, 2024, the Company, made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement and paid a $1,000 prepayment premium in connection therewith.
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
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests of CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $27,425,000, which is subject to further adjustment, and which bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. DEBT (Continued)
Mortgages
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
Stated maturities of debt obligations are as follows:

	Principal Payments	Unamortized Debt Issuance Costs	Total Debt Payable
2025	$24,038	$5,885	$18,153
2026	297,153	4,793	292,360
2027	6,754	328	6,426
2028	53,992	219	53,773
2029	836	8	828
Thereafter	42,334	25	42,309

Total	$425,107	$11,258	$413,849

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
(a)Issued and Outstanding
As of December 31, 2024, the Company had 358,747,290 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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
During the year ended December 31, 2023, certain shareholders of the Company converted Proportionate Voting Shares to Subordinate Voting Shares for an impact of conversion of 449 Proportionate Voting Shares into 44,997 Subordinate Voting Shares. Additionally, during the year ended December 31, 2023, the Company exercised its right to convert the 133,373 remaining outstanding Proportionate Voting Shares into 13,337,286 Subordinate Voting Shares, resulting in no Proportionate Voting Shares being outstanding as of December 31, 2024 and December 31, 2023.
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
Options
Option activity is summarized as follows: The Company had 31,759 fully vested and exercisable options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, with a weighted average exercise price of C$34.14 and a weighted average remaining contractual life of 6.16 years as of December 31, 2024.
As of December 31, 2024 and December 31, 2023, there were no in-the-money options.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. No options were granted during the year ended December 31, 2024.
RSUs
The following table summarizes the number of unvested RSU awards as of December 31, 2024 and December 31, 2023 and the changes during the year ended December 31, 2024:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2023	8,812,537	4.72
Granted	2,782,879	5.83
Forfeited	643,491	5.03
Vested	4,648,938	5.77
Unvested RSUs at December 31, 2024	6,302,987	4.96
The stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Years Ended December 31,
	2024	2023	2022
Stock Options	$—	$255	$300
Restricted Stock Units	16,946	12,975	38,754
Total Stock Based Compensation Expense	$16,946	$13,230	$39,054
For the years ended December 31, 2024, 2023 and 2022, stock based compensation expense included in costs of goods sold, net totaled $2,130, $2,669, and $8,003 respectively. For the years ended December 31, 2024, 2023 and 2022, stock based compensation expense included in selling, general, and administrative expense totaled $14,816, $10,561, and $31,051 respectively.
As of December 31, 2024, total unrecognized stock-based compensation expense of $16,126 is expected to be recognized over the remaining contractual term.
(c)Share Repurchase Program
On June 17, 2024, the Company's Board of Directors authorized the repurchase of up to 5%, or 17,320,857 of its Subordinate Voting Shares over a 12-month period, and in no event may the aggregate cost of such repurchases exceed $50,000. During the year ended December 31, 2024, the Company repurchased zero Subordinate Voting Shares. The total remaining repurchase authorization remains at $50,000.

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
Verano is amalgamated under the laws of British Columbia, Canada but maintains all of its operations in the United States. Due to this inverted entity structure, the Company is subject to both U.S. and Canadian taxation.
For the years ended December 31, 2024, 2023 and 2022, income taxes expense consisted of:

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$130,257	$137,375	$130,987
State	20,201	22,029	36,624
Foreign	—	—	—
Total Current:	150,458	159,404	167,611
Deferred:
Federal	$(77,171)	$(14,366)	$(47,211)
State	(31,343)	108	(14,930)
Foreign	—	—	—
Total Deferred	(108,514)	(14,258)	(62,141)
Total	$41,944	$145,146	$105,470
The difference between the income tax expense for the years ended December 31, 2024, 2023 and 2022 and the expected income taxes based on the statutory rate applied to earnings (loss) arises as follows:

	For the Years Ended December 31,
	2024	2023	2022
Income/(Loss) before Income Taxes	$(299,915)	$27,798	$(163,403)
Statutory Tax Rate	21%	21%	21%
Expense/(Recovery) based on Statutory Rate	(62,982)	5,838	(34,314)
Other Permanent Differences	265	225	1,068
Impairment	2,677	9,345	17,265
Uncertain Tax Position, including penalties and interest	108,104	—	—
Nondeductible 280E	—	79,731	84,751
Penalties and Interest	9,233	29,581	12,305
Non-controlling Interests	1,997	1,326	1,319
State Taxes	(10,871)	15,248	24,389
Prior Year True Ups	(6,209)	5,646	4,362
State Rate Change on Deferred Taxes	(270)	(1,066)	(2,531)
Acquisition Purchase Price Remeasurement	—	(728)	(3,144)
Income Tax Expense	$41,944	$145,146	$105,470

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. INCOME TAXES (Continued)
Cash income taxes paid for the years ended December 31, 2024, 2023 and 2022 were $81,535, $166,634, and $70,666, respectively.
We classify penalties and interest on income taxes as a component of the provision for income taxes. During the year ended December 31, 2024, the Company recorded $9,233 in penalties and interest related to outstanding income tax liabilities, $902 relating to the 2024 tax year, $6,327 relating to the 2023 tax year, and $2,004 relating to the 2022 tax year. The Company files income tax returns in the U.S., various U.S. state jurisdictions, and Canada, which have varying statutes of limitations. The U.S. federal and state returns remain open for the 2020 tax year to the present. Subject to certain exceptions, as of December 31, 2024, the Company is no longer subject to examination by tax authorities for years before 2020. The Company is currently under audit with the IRS for tax years 2021 and 2022.
The IRS has taken the position that cannabis companies are subject to the limits of Section 280E of the Code for U.S. federal income tax purposes, under which, they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E of the Code.
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
At December 31, 2024 and December 31, 2023, the components of deferred tax assets and (liabilities) were as follows:

	As of December 31,
	2024	2023
Deferred Tax Assets
Operating Lease Liabilities	$6,775	$5,423
Loyalty Points	2,143	1,668
Stock Compensation	295	614
Basis Differences in Goodwill	4,068	5,577
Basis Differences in Property, Plant and Equipment	6,860	2,486
Business Interest Expense and Net Operating Loss Carryforwards	3,098	—
Leasehold Improvements	4,714	4,704
Total Deferred Tax Assets	27,953	20,472
Valuation Allowances	(695)	—
Net Deferred Tax Assets	$27,258	$20,472
Deferred Tax Liabilities
Operating Right of Use Assets	$(6,267)	$(5,238)
Intangibles	(95,090)	(197,449)
Total Deferred Tax Liabilities	(101,357)	(202,687)
Net Deferred Tax Liabilities	$(74,099)	$(182,215)

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. INCOME TAXES (Continued)
At December 31, 2024, the Company had $622 of federal net operating loss carryforwards which may be carried forward indefinitely. Additionally, the Company had $2,477 of state net operating loss and business interest expense carryforwards which may be carried forward indefinitely. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2024, the Company determined a $695 valuation allowance was applicable to state and federal net operating losses and interest expense limitation carryforwards for entities that do not have a history of taxable income to support recognition. As of December 31, 2023, no valuation allowance has been recorded on the Company's deferred tax assets.

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.
During the year ended December 31, 2024, the Company recorded an uncertain tax liability in uncertain tax positions on the Consolidated Balance Sheet for tax positions taken based on legal interpretations that challenge the Company's tax liability under Section 280E of the Code ("280E Position").
As of December 31, 2024, and in connection with the 2022 acquisition of Sierra Well, the Company has accrued for uncertain tax benefits taken on Sierra Well income tax returns prior to the acquisition totaling $1,673. The Company carries indemnification assets for the same amounts as of December 31, 2024, as it expects to recover from the Sierra Well sellers the amounts ultimately paid to the Internal Revenue Service in accordance with the terms of the acquisition agreement.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

	2024	2023
Balance at Beginning of Year	$2,973	$5,739
Increases related to tax positions in a prior period	317,052	—
Decreases due to lapse of statute of limitations	(1,300)	(2,766)
Increases related to tax positions in the current period	82,269	—
Decreases related to tax positions in the current period	—	—
Balance at End of Year	$400,994	$2,973
A reconciliation of the beginning and ending amount of uncertain tax liabilities is as follows:

	2024	2023
Balance at Beginning of Year	$2,973	$5,739
Increases related to tax positions in a prior period	159,692	—
Decreases related to tax positions in a prior period	(1,300)	(2,766)
Increases related to tax positions in the current period	77,260	—
Interest and penalties recorded in income tax expense(1)	31,954	—
Decreases related to tax positions in the current period	—	—
Balance at End of Year	$270,579	$2,973
(1)Amount represents the penalties and interest recorded on uncertain tax positions during the respective years which are recorded to the provision for income taxes on the Consolidated Statements of Operations.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. INCOME TAXES (Continued)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and has recorded penalties and interest in the amount of $505 to its indemnification asset and $31,449 relating to other unrecognized tax benefits as of December 31, 2024. The Company is in the process of filing amended return claims for tax years 2020, 2021, 2022 and 2023, and the uncertain tax benefits will be adjusted with finalization of the amended returns. The Company does not expect changes in finalization of amended returns to result in material adjustments to the uncertain tax liability at December 31, 2024. The Company is unable to reasonably estimate the range of possible change in unrecognized tax benefits in the next 12 months.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12. LEASES
The Company has operating leases for some of its retail dispensaries and processing and production facilities located throughout the U.S., as well as for its corporate office located in Chicago, Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.
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
During the years ended December 31, 2024, 2023, and 2022, the Company recorded approximately $20,754, $18,451, and $15,229 in operating lease expense, respectively, of which $771, $704 and $641, was included in cost of goods sold for the years ended December 31, 2024, 2023 and 2022, respectively.
Other information related to operating leases as of and for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Weighted average remaining lease term - years	8.08	8.19	8.12
Weighted average discount rate	10.28%	9.52%	8.02%
Maturities of lease liabilities for operating leases as of December 31, 2024 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2025	$21,580
2026	20,930
2027	20,261
2028	19,381
2029	18,216
Thereafter	65,916
Total Lease Payments	166,284
Less: Imputed Interest	(57,150)
Present Value of Lease Liability	$109,134

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13. CONTINGENCIES & OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2024, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
On January 31, 2022, the Company entered into an Arrangement Agreement (the “GGH Arrangement Agreement”) with Vireo Growth Inc., formerly known as Goodness Growth Holdings, Inc. (“GGH”), pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH’s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, on November 14, 2022, the Company filed a counterclaim asserting that GGH owes it a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses.
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
The Company’s assets are aggregated into reportable segments (cultivation (wholesale) and retail). The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (cultivation (wholesale) and retail) which were primarily determined based on the licenses each market holds. All revenues are derived from customers domiciled in the United States and substantially all assets are located in the United States.
The accounting policies used in the segment reporting are the same as those described in Note 2 - Significant Accounting Policies. The Company’s CODM is the Chief Executive Officer. The CODM utilizes each segment’s Adjusted EBITDA as the key indicator in assessing the segment’s performance and allocating resources. Segment-level Adjusted EBITDA includes intersegment revenues which consist primarily of sales of finished goods product from the wholesale (cultivation) to retail segment. Intersegment transactions are eliminated in consolidation. The elimination of such intersegment transactions is included in All Other in the table below. Additionally, we do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in All Other in the table below. The All Other column in the table below also includes unallocated corporate functions and expenses. Certain prior year line items have been adjusted and our allocation methodology is periodically evaluated and may change.

Within the tables below the Other Segment Items for each segment primarily consists of certain selling, general, and administrative expenses and other operational costs.
Summarized financial information for the Company’s reportable segments for the years ended December 31, 2024, 2023 and 2022, consisted of the following:

	For the Year Ended December 31, 2024
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$672,252	$353,476	$(147,143)	$878,585
Cost of Goods Sold, net	(376,534)	(200,978)	142,858	(434,654)
Other Segment Items	(112,648)	45,535	(112,364)	(179,477)
Adjusted EBITDA	$183,070	$198,033	$(116,649)	$264,454
Acquisition Adjustments and Other Income (Expense), net				(11,160)
Acquisition, Transaction and Other Non-operating Costs				(14,141)
Employee Stock Compensation				(16,946)
Interest Expense, net				(54,759)
Depreciation and Amortization				(139,664)
Impairment				(327,699)
Loss from operations before income taxes				$(299,915)

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14. SEGMENTS (Continued)

	For the Year Ended December 31, 2023
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$741,334	$348,990	$(151,872)	$938,452
Cost of Goods Sold, net	(401,507)	(198,547)	136,808	(463,246)
Other Segment Items	(106,414)	37,470	(101,391)	(170,335)
Adjusted EBITDA	$233,413	$187,913	$(116,455)	$304,871
Acquisition Adjustments and Other Income (Expense), net				(9,123)
Acquisition, Transaction and Other Non-operating Costs				(2,177)
Employee Stock Compensation				(13,230)
Interest Expense, net				(59,793)
Depreciation and Amortization				(141,133)
Impairment				(51,617)
Income from operations before income taxes				$27,798

	For the Year Ended December 31, 2022
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$721,587	$275,533	$(117,708)	$879,412
Cost of Goods Sold, net	(350,227)	(213,295)	107,172	(456,350)
Other Segment Items	(106,201)	62,621	(55,915)	(99,495)
Adjusted EBITDA	$265,159	$124,859	$(66,451)	$323,567
Acquisition Adjustments and Other Income (Expense), net				14,821
Acquisition, Transaction and Other Non-operating Costs				(43,028)
Employee Stock Compensation				(39,054)
Interest Expense, net				(49,431)
Depreciation and Amortization				(141,387)
Impairment				(229,182)
Net Income Attributable to NCI				291
Loss from operations before income taxes				$(163,403)

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
The Company’s loyalty programs have a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty programs’ obligation is relieved, and the offset is recorded as revenue. The Company estimates that 20% of points will not be redeemed (breakage) prior to their six month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.
As of December 31, 2024, there were approximately 150,000,0001 points outstanding with an approximate value of $7,449. As of December 31, 2023, there were approximately 110,000,0001 points outstanding, with an approximate value of $5,781. Such balances are included in Accrued Liabilities on the Company’s Consolidated Balance Sheets.

[1]Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16. CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the VIE model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.

	As of December 31,
	2024	2023
Current Assets	$6,736	$14,671
Non-Current Assets	26,555	28,568
Current Liabilities	31,492	30,437
Non-Current Liabilities	5,903	7,614
Equity attributable to Verano Holdings Corp.	(1,844)	5,188
Non-Controlling Interest	(2,260)	—
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
Verano does not fully own all entities consolidated under ASC 810 and records a non-controlling interest for such non-owned portion in the Consolidated Financial Statements. The income of less-than-wholly owned entities is attributed to non-controlling interest and Verano based on the contractual arrangements between the other interest holders and Verano, or, in the absence of contractual arrangements, on a pro rata basis based on relative ownership percentage. As an exception to the aforementioned attribution method, during periods in which a less-than-wholly owned entity records an accumulated deficit, the net losses of the less-than-wholly owned subsidiary are, generally, attributed entirely to Verano.

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
For the Company’s long-term debt (which consist of credit facilities and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt at December 31, 2024 and December 31, 2023 was $413,849 and $445,642, which includes $18,153 and $52,005, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$87,796	$—	$—	$87,796
Acquisition Consideration Payable	—	—	(935)	(935)
Total	$87,796	$—	$(935)	$86,861

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$174,760	$—	$—	$174,760
Investments	2,294	—	—	2,294
Acquisition Consideration Payable	—	—	(3,915)	(3,915)
Total	$177,054	$—	$(3,915)	$173,139
As of December 31, 2023, the Company held publicly traded shares of $2,294 which was included in other assets in the accompanying Consolidated Balance Sheets, and was a Level 1 financial instrument. The Company disposed of the investment during the year ended December 31, 2024.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

18. RELATED PARTY TRANSACTIONS
2022 Credit Agreement
George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a Lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.
Two Pointo
In October 2022, the Company entered into a conditional management and services agreements with each of Americana Dream, LLC and Green Therapy, LLC, operators of dispensaries in Illinois pursuant to social equity licenses issued by Illinois regulatory authorities (together, the “LLCs”), and in 2023 the Company received an aggregate of $10 for services rendered under the agreements. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amounts of $3,685 and $3,212, net of discounts, during the years ended December 31, 2024 and December 31, 2023, respectively. Two Pointo, LLC (“Two Point”) has contractual rights to purchase ownership interests in the LLCs and associated entities, subject to submitting a request for and receiving applicable Illinois regulatory approvals and other conditions. The existing owners of the LLCs and associated entities will maintain ownership interests together with Two Point. In 2023, Darren Weiss, the Company’s President, received in connection with application support services rendered to an LLC in 2019, (i) a 2.73% profit interest in Two Point subject to Two Point’s purchase of ownership interests in the LLCs, and (ii) a profit interest in Two Point of 0.30%, and David Spreckman, the Company’s Chief Marketing Officer, received a profit interest in Two Point of 0.30% for services. All profit interests issued to Messrs. Weiss and Spreckman were voluntarily forfeited in 2024 as if they were never granted. Maria Fragias, an immediate family member of George Archos, the Company’s Chairman and Chief Executive Officer, is the beneficiary of a trust that held a 7.92% ownership interest and a 3.95% profit interest in Two Point. During the year ended December 31, 2024, the trust for which Maria Fragias was a beneficiary, divested all ownership and profit interests in Two Pointo. To the Company's knowledge, none of the trust or such persons had received any distributions, payments, or proceeds from Two Point. As of December 31, 2024, and December 31, 2023, the amounts due from the LLCs and two associated entities were $552 and $443, respectively.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $184 and $184 during each of the years ended December 31, 2024 and December 31, 2023, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $366 and $360 during the years ended December 31, 2024 and December 31, 2023, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $1,382 and $674 during the years ended December 31, 2024 and December 31, 2023, respectively. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, held an ownership interest of less than 1% ownership interest in Sweed as of December 31, 2024.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

19. SUBSEQUENT EVENTS
Arkansas
On January 13, 2025, Verano terminated certain of its contracts with Noah's Ark, LLC, an Arkansas limited liability company, and its members. In addition, Verano El Dorado, LLC, an Arkansas limited liability company, sold the real property located at 3213 N. West Avenue, El Dorado, Union County, Arkansas 71730. As a result of such transactions, Verano no longer has any commercial agreements or affiliated operational activity related to Arkansas.