Form 10-Q
period 2025-03-31
Verano Holdings Corp.
filed 2025-05-08
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, the registrant had 359,718,318 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

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
•changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences;
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
v

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
•the taxation of cannabis companies in the U.S., including the impact of Section 280E of the Internal Revenue Code of 1986, as amended; and
•other risks described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on February 27, 2025, as more particularly described under the heading “Item 1A. Risk Factors” therein.
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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$84,220	$87,796
Accounts Receivable, net	40,017	40,264
Held for Sale Assets	30,575	32,150
Inventory	192,262	184,456
Prepaid Expenses and Other Current Assets	14,067	12,843

Total Current Assets	361,141	357,509

Property, Plant and Equipment, net	529,996	537,964
Right-of-Use Assets, net	99,686	99,915
Intangible Assets, net	717,260	734,005
Goodwill	247,600	246,230
Deposits and Other Assets	13,299	13,333

TOTAL ASSETS	$1,968,982	$1,988,956

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$45,401	$39,927
Accrued Liabilities	58,459	68,941
Income Tax Payable	34,963	58,762
Current Portion of Lease Liabilities	11,408	11,250
Current Portion of Debt	16,800	18,153
Acquisition Consideration Payable	613	935

Total Current Liabilities	167,644	197,968

Long-Term Liabilities:
Debt, net of Current Portion	403,828	395,696
Lease Liabilities, net of Current Portion	96,676	97,884
Uncertain Tax Positions	283,771	270,579
Deferred Income Taxes	72,977	74,099
Other Long-Term Liabilities	2,482	1,911

Total Long-Term Liabilities	859,734	840,169

TOTAL LIABILITIES	$1,027,378	$1,038,137

SHAREHOLDERS’ EQUITY	943,381	952,174
NON-CONTROLLING INTEREST	(1,777)	(1,355)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,968,982	$1,988,956
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues, net of Discounts	$209,809	$221,306
Cost of Goods Sold, net	110,228	108,346

Gross Profit	99,581	112,960

Selling, General, and Administrative Expenses	84,579	90,289

Income from Operations	15,002	22,671

Other Income (Expense):
Loss on Disposal of Property, Plant and Equipment	(84)	(143)
Gain on Deconsolidation	4,739	—
Loss on Debt Extinguishment	(63)	—
Interest Expense, net	(13,562)	(15,114)
Other Expense, net	(198)	(759)

Total Other (Expense), net	(9,168)	(16,016)

Income Before Provision for Income Taxes	5,834	6,655

Provision for Income Taxes	(17,349)	(11,477)

Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(11,515)	$(4,822)

Net Loss per share – basic & diluted	(0.03)	(0.01)

Basic & Diluted – weighted average shares outstanding	359,145,607	344,083,000
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity ($ in Thousands)

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2024	344,074,096	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

Share-based compensation	57,872	3,643	—	—	—	3,643

Foreign Currency Translation Adjustment	—	—	15	—	—	15

Contingent consideration & other adjustments to purchase accounting	31,181	—	—	—	—	—

Net Loss	—	—	—	(4,822)		(4,822)

Balance as of March 31, 2024	344,163,149	$1,685,483	$2	$(446,569)	$—	$1,238,916

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2025	358,747,290	$1,735,775	$5	$(783,606)	$(1,355)	$950,819

Share-based compensation	971,028	2,722	—	—	—	2,722

Foreign Currency Translation Adjustment	—	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	(4,672)	(4,672)

Non-controlling interest adjustment for change in ownership	—	—	—	—	4,250	4,250

Net Loss	—	—	—	(11,515)	—	(11,515)

Balance as of March 31, 2025	359,718,318	$1,738,497	$5	$(795,121)	$(1,777)	$941,604
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(11,515)	$(4,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,791	35,552
Right-of-use assets amortization	2,965	2,934
Loss on disposal of property, plant and equipment	84	143
Gain on deconsolidation	(4,739)	—
Loss on debt extinguishment	63	—
Stock based compensation	3,303	3,928
Other, net	4,534	1,197
Changes in assets and liabilities:
Accounts receivable, net	(1,696)	(3,232)
Inventory	(8,493)	(9,998)
Accounts payable	7,565	(4,031)
Income tax payable	(23,799)	9,597
Uncertain tax positions	13,193	—
Deferred income taxes	(1,122)	(1,964)
Other assets, net	(1,318)	10,065
Other liabilities, net	(9,030)	(8,328)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,786	31,041

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	$(13,864)	$(9,699)
Proceeds from disposal of assets	22	—
Proceeds from deconsolidation	9,071	—
NET CASH USED IN INVESTING ACTIVITIES	(4,771)	(9,699)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of deferred acquisition price payable	$(333)	$(32)
Proceeds from issuance of debt	12,000	—
Principal repayments of debt	(7,130)	(2,150)
Debt issuance costs paid	(456)	—
Distributions paid to non-controlling interest holders	(4,672)	—
Other financing activities	—	(136)
NET CASH USED IN FINANCING ACTIVITIES	(591)	(2,318)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,576)	$19,024
Effects of exchange rate fluctuations on cash and cash equivalents	$—	$15
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$87,796	$174,760
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,220	$193,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$12,055	$15,002
NONCASH INVESTING AND FINANCING ACTIVITIES
Debt extinguishment in connection with deconsolidation	$1,146	$—
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
The Company is a vertically integrated cannabis operator that focuses on limited-licensed markets in the United States (“U.S.”). As a vertically integrated operator, the Company owns, operates, manages, controls, and/or has licensing, consulting or other commercial agreements with cultivation, processing, and retail licenses across 13 state markets (Arizona, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia).
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
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars, and all references to “C$” refer to Canadian dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 (the “2024 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 (the “Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated balance sheet as of December 31, 2024 contained in the 2024 Annual Audited Financials included in the Form 10-K.

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
(d)Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2 - Significant Accounting Policies to the 2024 Annual Audited Financials included in the Form 10-K.
(e)Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (losses) attributable to shareholders by the weighted average number of shares (including the Company's Class B proportionate voting shares, no par value (the “Proportionate Voting Shares”) on an as converted to Subordinate Voting Shares basis of 100 Subordinate Voting Shares to one Proportionate Voting Share, if applicable) outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and consequently are not included in the earnings (loss) per share calculations. Diluted income per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all dilutive potential shares.
To determine diluted income (loss) per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted income (loss) per share for the three months ended March 31, 2025 and 2024 because their impact would have been anti-dilutive.
(f)Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”): Disaggregation of Income Statement Expenses (as clarified by ASU 2025-01). This guidance focuses on the disaggregation of income statement expenses. ASU 2024-03 requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision-usefulness of financial statements. The objective is to provide users with a clearer understanding of the nature and variability of expenses reported in the income statement. The standard is effective for annual periods of fiscal years beginning after December 15, 2026, and interim periods of fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03 on our financial statement disclosures. While we anticipate that the adoption of this standard will require additional disclosures, we do not expect it to have a material impact on our financial position or results of operations.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Raw Materials	$4,533	$3,991
Work in Process	136,966	135,185
Packaging and Miscellaneous	10,674	10,115
Finished Goods	40,089	35,165

Total Inventory	$192,262	$184,456

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Land	$29,032	$29,032
Buildings and Improvements	171,283	173,432
Furniture and Fixtures	21,282	21,326
Computer Equipment and Software	28,817	28,525
Leasehold Improvements	272,685	268,836
Tools and Equipment	100,884	98,133
Vehicles	4,317	4,341
Assets Under Construction (1)	97,084	96,981

Total Property, Plant and Equipment, Gross	725,384	720,606
Less: Accumulated Depreciation	(195,388)	(182,642)

Total Property, Plant and Equipment, Net	$529,996	$537,964
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended March 31, 2025 and March 31, 2024, depreciation expense included in costs of goods sold totaled $9,896 and $8,724, respectively. For the three months ended March 31, 2025 and March 31, 2024, depreciation expense included in selling, general, and administrative expense totaled $5,121 and $4,041, respectively.

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
As of March 31, 2025, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2025	$922,358	$45,108	$5,546	$973,012
Balance as of March 31, 2025	$922,358	$45,108	$5,546	$973,012

Accumulated Amortization
Balance as of January 1, 2025	218,578	16,858	3,571	239,007
Amortization	15,389	1,128	228	16,745
Balance as of March 31, 2025	$233,967	$17,986	$3,799	$255,752

Net Book Value
Balance as of January 1, 2025	703,780	28,250	1,975	734,005
Balance as of March 31, 2025	$688,391	$27,122	$1,747	$717,260
The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2025:

Year Ending December 31,	Estimated Amortization
2025 (Remaining)	$50,234
2026	66,332
2027	66,273
2028	66,259
2029	66,257
Thereafter	401,905
Total	$717,260
The changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2025 were as follows:

	January 1, 2025	Impairment	Adjustments to purchase price allocation	Acquisitions	March 31, 2025
Cultivation	$48,597	$—	$293	$—	$48,890
Retail	197,633	—	1,077	—	198,710
Total	$246,230	$—	$1,370	$—	$247,600

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
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Numerator
Net Loss attributable to Verano Holdings Corp.	$(11,515)	$(4,822)

Denominator
Basic
Weighted-average shares outstanding – basic	359,145,607	344,083,000

Diluted
Weighted-average shares outstanding – diluted	359,145,607	344,083,000

Net Loss per share - basic & diluted	(0.03)	(0.01)
For the three months ended March 31, 2025 outstanding restricted stock units (“RSUs”) of approximately 6,162,724 were anti-dilutive under the treasury stock method and were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future. Potentially dilutive securities of approximately 4,580,744 for the three months ended March 31, 2024, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
2024 Business Combinations
203 Organix L.L.C. & Salubrious Wellness Clinic, Inc.
On July 29, 2024, the Company entered into two equity purchase agreements with (a) The Cannabist Company Holdings Inc. (“Cannabist”), CC VA Holdco LLC, Columbia Care – Arizona, Tempe, L.L.C., Thomas Allison and Salubrious Wellness Clinic, Inc. (“SWC”), pursuant to which the Company acquired all of the issued and outstanding equity interests of SWC, and (b) Cannabist, CC VA Holdco LLC, Columbia Care-Arizona, Prescott, L.L.C. and 203 Organix, LLC (“203” and together with SWC, “Cannabist AZ”), pursuant to which the Company acquired all of the issued and outstanding equity interests of 203. The Company added an active cultivation and production facility and increased the Company's retail footprint in Arizona. The transactions closed on August 16, 2024. Pursuant to the equity purchase agreement, the Company paid total cash consideration of $12,891, inclusive of estimated ongoing purchase price adjustments.
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into an equity purchase agreement with Cannabist, Columbia Care Eastern Virginia LLC (“CC East Virginia”), and the members of CC East Virginia party thereto (the “Virginia EPA”), pursuant to which the Company acquired all of the issued and outstanding equity interests of CC East Virginia. CC East Virginia is the sole vertical cannabis operator in HSA 5 in Eastern Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company paid $24,122 in cash consideration and equity consideration of 10,416,041 Subordinate Voting Shares with an estimated fair value of $34,453, all of which was distributed on the closing date of the transaction. In addition, on the closing date of the transaction, the Company issued a $26,700 promissory note (the “CC East Virginia Promissory Note”) with an estimated fair value of $26,068 and which bears interest at a rate of 7% per annum and matures on the two-year anniversary of the transaction closing date.

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
For the acquisitions of CC East Virginia and Cannabist AZ, the major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

	CC East Virginia	Cannabist AZ
Cash and Cash Equivalents	$1,150	$348
Accounts Receivable	535	252
Inventory	11,615	5,087
Prepaid Expenses and Other Current Assets	310	313
Property, Plant and Equipment	20,798	5,509
Right-of-Use Assets	3,323	2,212
Deposits and Other Assets	791	224
Intangible Assets	29,300	3,700
Goodwill	22,750	1,738
Accounts Payable and Accrued Liabilities	(2,461)	(3,789)
Income Tax Payable	—	(280)
Current Portion of Lease Liabilities	(470)	(208)
Lease Liabilities, net of Current Portion	(2,894)	(1,761)
Deferred Income Taxes	—	(399)
Other Long-Term Liabilities	(104)	(55)

Purchase Price	$84,643	$12,891
Goodwill was assigned to both the retail and cultivation (wholesale) segments. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of CC East Virginia and Cannabist AZ. Substantially all of the goodwill is expected to be non-deductible for income tax purposes.
Dispositions
Noah's Ark, LLC
On January 13, 2025, Verano terminated certain of its contracts with Noah's Ark, LLC, an Arkansas limited liability company, and its members. In addition, the Company's subsidiary, Verano El Dorado, LLC, an Arkansas limited liability company, sold real property located at 3213 N. West Avenue, El Dorado, Union County, Arkansas 71730. As a result of such transactions, Verano no longer has any commercial agreements or affiliated operational activity related to Arkansas.
The disposition resulted in a gain of $4,739 for the three months ended March 31, 2025 which is classified as a component of Other Income (Expense), net in the Unaudited Interim Condensed Consolidated Statement of Operations.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
Other Acquisition Consideration Payable Adjustments
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250 worth of Subordinate Voting Shares, in the aggregate, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. During 2024, 297,225 Subordinate Voting Shares were issued as a portion of such consideration, representing a value of $625. During the three months ended March 31, 2025 the Company made cash payments in the amount of $333 related to the purchase price consideration. The Company expects to issue an additional 297,225 Subordinate Voting Shares in 2025 and $667 of cash consideration in the aggregate during 2025 and 2026, as the final portion of such consideration.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of March 31, 2025 and December 31, 2024 debt consisted of the following:

	March 31, 2025	December 31, 2024
Credit Facility	$293,700	$294,750
Promissory Notes	19,584	22,455
Mortgage Loans	117,090	107,306
Vehicle and Equipment Loans	482	596
Unamortized Debt Issuance Costs	(10,228)	(11,258)

Total Debt	$420,628	$413,849

Less: Current Portion of Debt	16,800	18,153

Total Long-Term Debt, net	$403,828	$395,696
Credit Facility
On October 27, 2022, Verano and certain of its subsidiaries and affiliates (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, all of which was used to repay the principal indebtedness outstanding under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
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
On April 30, 2024, the Company made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement and paid a $1,000 prepayment premium in connection therewith. In connection with such Permitted Partial Optional Prepayment, Chicago Atlantic and certain lenders agreed to (a) release certain Borrowers from their obligations under, and as parties to, the 2022 Credit Agreement and related agreements and (b) release all liens over such Borrowers’ property, including real estate, held by Chicago Atlantic for the benefit of the lenders, in each case, pursuant to a limited consent and waiver, dated as of April 29, 2024, by and among Borrowers, certain of the lenders party thereto and Chicago Atlantic.
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
As of March 31, 2025, the Company was in compliance with such covenants.
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests of CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $26,700, which is subject to further adjustment and has an estimated fair value of $26,068, and which bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date.
Mortgage
On March 14, 2025, the Company entered into a loan with Rainbow Realty Group IV, LLC to borrow a principal amount of $12,000 secured by real estate in Coolidge, Arizona and North Las Vegas, Nevada. The loan bears an interest rate of 11% per annum and matures in March 2030.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL
Subordinate Voting Shares and Proportionate Voting Shares are classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants, if applicable, together with amounts previously recorded in reserves over the vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC 740, Income Taxes.
(a)Issued and Outstanding
As of March 31, 2025, the Company had 359,718,318 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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
(b)Incentive Based Compensation
In February 2021, the Company established the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), which provides for stock-based remuneration for its eligible directors, officers, employees, consultants, and advisors. The maximum number of RSUs, options and other stock-based awards that may be issued under the Plan cannot exceed 10% of the Company’s then issued and outstanding share capital, determined on an as converted to Subordinate Voting Shares basis. In addition, in March 2024, the Company adopted the Long-Term Cash Incentive Plan, which provides for cash-based remuneration to eligible service providers of the Company. All goods and services received in exchange for the grant of any stock-based or cash-based awards are measured at their fair value. Equity-settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.
The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. Estimates are subsequently revised if there is any indication that the number of shares or amount of cash expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period with no adjustment to prior periods for expense previously recognized.
Option and RSU grants generally vest in installments over 12 to 36 months and options typically have a life of ten years.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)
Options
The Company had 31,759 fully vested and exercisable options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, with a weighted average exercise price of C$21.03 and a weighted average remaining contractual life of 5.91 years as of March 31, 2025.
No fully vested options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, were cancelled during the three months ended March 31, 2025. No options were granted or forfeited during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, there were no in-the-money options.
RSUs
The following table summarizes the number of unvested RSU awards as of March 31, 2025 and December 31, 2024 and the changes during the three months ended March 31, 2025:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2024	6,302,987	4.96
Granted	20,493	0.93
Forfeited	85,521	4.85
Vested	75,235	7.45
Unvested RSUs at March 31, 2025	6,162,724	4.90
The stock-based compensation expense for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Stock Options	$—	$—
Restricted Stock Units	3,303	3,928
Total Stock Based Compensation Expense	$3,303	$3,928
(c)Share Repurchase Program
On June 17, 2024, the Company's Board of Directors authorized the repurchase of up to 5%, or 17,320,857 of its Subordinate Voting Shares over a 12-month period, and in no event repurchasing more than an aggregate cost of $50,000. During the three months ended March 31, 2025, the Company repurchased zero Subordinate Voting Shares. The total remaining repurchase authorization remains at $50,000.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Income before Income Taxes	$5,834	$6,655
Income Tax Expense	(17,349)	(11,477)
Effective Tax Rate	297%	172%
The effective tax rates for the three months ended March 31, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $9,065 and $(236) were recorded during the three months ended March 31, 2025 and 2024, respectively. Discrete items recorded during the three months ended March 31, 2025 and 2024 primarily relate to penalties and interest on unpaid tax liabilities, impacts of prior period return to provision adjustments, and remeasurement of deferred taxes for state tax rate changes.
The Internal Revenue Service has taken the position that cannabis companies are subject to the limits of Section 280E of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, under which, they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E of the Code.
During the year ended December 31, 2024, the Company recorded an uncertain tax liability in uncertain tax positions on the Consolidated Balance Sheet for tax positions taken based on legal interpretations that challenge the Company's tax liability under Section 280E of the Code.
Taxes paid during the three months ended March 31, 2025 and 2024 were $32,485 and $9,585, respectively.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10.LEASES
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
During the three months ended March 31, 2025 and 2024, the Company recorded approximately $5,692 and $4,999 in operating lease expense, respectively, of which $317 and $114 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term - years	8.02	8.08
Weighted average discount rate	10.38%	10.28%
Maturities of lease liabilities for operating leases as of March 31, 2025 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2025 (Remaining)	$16,357
2026	21,231
2027	20,569
2028	19,696
2029	18,501
Thereafter	68,684

Total Lease Payments	165,038

Less: Imputed Interest	(56,954)

Present Value of Lease Liability	$108,084

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2025, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
On January 31, 2022, the Company entered into an Arrangement Agreement (the “GGH Arrangement Agreement”) with Vireo Growth Inc., formerly known as Goodness Growth Holdings, Inc. (“GGH”), pursuant to which it agreed to acquire all of the issued and outstanding equity interests of GGH in exchange for equity interests in the Company, subject to the terms and conditions set forth in the GGH Arrangement Agreement. On October 13, 2022, the Company provided written notice to GGH of GGH’s breach of the GGH Arrangement Agreement and exercised the Company’s termination rights under the GGH Arrangement Agreement. On October 21, 2022, GGH filed suit against the Company in the Supreme Court of British Columbia alleging that the Company breached (i) the GGH Arrangement Agreement through, among other things, the purported wrongful repudiation of the GGH Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. In addition, on November 14, 2022, the Company filed a counterclaim asserting that GGH owes it a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 as a result of our termination of the GGH Arrangement Agreement, which was based upon our belief that GGH breached covenants and representations in the GGH Arrangement Agreement and the occurrence of other termination events. GGH filed a response to such counterclaim on December 7, 2022, in which GGH denied it was obligated to pay any termination fee or transaction expenses.
On May 2, 2024, GGH filed an application with the Supreme Court of British Columbia seeking an order granting summary trial in the ongoing litigation between the Company and GGH regarding the GGH Arrangement Agreement. In the application, GGH stated it is seeking $860,900 in damages, plus costs and interest (the “GGH Application for Summary Trial”). On June 19, 2024, the Company filed an application in response seeking: (i) dismissal of the GGH Application for Summary Trial on the grounds that the issues raised by it are not suitable for disposition by summary trial and will not assist the efficient resolution of the proceeding; and (ii) an order that the report on damages filed by GGH in support of the GGH Application for Summary Trial is inadmissible and shall be excluded from evidence in the trial, or any summary trial, of this matter. On September 17, 2024, the Company filed an amended response and counterclaim with the Supreme Court of British Columbia, primarily in response to communications disclosed by GGH during the discovery process. The Company can provide no guarantees or assurances that it will prevail or settle this lawsuit or its counterclaim on favorable terms, if at all, and an adverse outcome could have a material adverse effect on its business, results of operations and financial condition.

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
The accounting policies used in the segment reporting are the same as those described in Note 2 - Significant Accounting Policies within the 2024 Annual Audited Financials on Form 10-K. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM utilizes each segment’s Adjusted EBITDA as the key indicator in assessing the segment’s performance and allocating resources. Segment-level Adjusted EBITDA includes intersegment revenues which consist primarily of sales of finished goods product from the wholesale (cultivation) to retail segment. Intersegment transactions are eliminated in consolidation. The elimination of such intersegment transactions is included in All Other in the table below. Additionally, we do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in All Other in the table below. The All Other column in the table below also includes unallocated corporate functions and expenses. Certain prior year line items have been adjusted and our allocation methodology is periodically evaluated and may change.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.SEGMENTS (Continued)
Within the tables below the Other Segment Items for each segment primarily consists of certain selling, general, and administrative expenses and other operational costs. Summarized financial information for the Company's reportable segments consisted of the following:

	For the Three Months Ended March 31, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$168,807	$79,561	$(38,559)	$209,809
Cost of Goods Sold, net	(95,229)	(52,608)	37,609	(110,228)
Other Segment Items	(26,796)	13,262	(31,649)	(45,183)
Adjusted EBITDA	$46,782	$40,215	$(32,599)	$54,398
Acquisition Adjustments and Other Income (Expense), net				(3,551)
Acquisition, Transaction and Other Non-operating Costs				3,643
Employee Stock Compensation				(3,303)
Interest Expense, net				(13,562)
Depreciation and Amortization				(31,791)
Income from operations before income taxes				$5,834

	For the Three Months Ended March 31, 2024
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$168,588	$86,120	$(33,402)	$221,306
Cost of Goods Sold, net	(92,863)	(47,873)	32,390	(108,346)
Other Segment Items	(28,269)	11,162	(29,306)	(46,413)
Adjusted EBITDA	$47,456	$49,409	$(30,318)	$66,547
Acquisition Adjustments and Other Income (Expense), net				(1,822)
Acquisition, Transaction and Other Non-operating Costs				(3,476)
Employee Stock Compensation				(3,928)
Interest Expense, net				(15,114)
Depreciation and Amortization				(35,552)
Income from operations before income taxes				$6,655

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
As of March 31, 2025, there were approximately 165,000,0001 points outstanding with an approximate value of $6,883. As of December 31, 2024, there were approximately 150,000,0001 points outstanding with an approximate value of $7,449. Such balances are included in Accrued Liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity (“VIE”) model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Current Assets	$6,059	$6,736
Non-Current Assets	29,209	26,555
Current Liabilities	35,270	31,492
Non-Current Liabilities	6,534	5,903
Equity attributable to Verano Holdings Corp.	(4,759)	(1,844)
Non-Controlling Interest	(1,777)	(2,260)
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
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of March 31, 2025 and December 31, 2024 was $420,628 and $413,849, which included $16,800 and $18,153, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$84,220	$—	$—	$84,220
Acquisition Consideration Payable	—	—	(613)	(613)
Total	$84,220	$—	$(613)	$83,607

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$87,796	$—	$—	$87,796
Acquisition Consideration Payable	—	—	(935)	(935)
Total	$87,796	$—	$(935)	$86,861

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16.RELATED PARTY TRANSACTIONS
2022 Credit Agreement
George Archos, the Chairman, Chief Executive Officer of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the original $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.
Two Pointo
In October 2022, the Company entered into a conditional management and services agreements with each of Americana Dream, LLC and Green Therapy, LLC, operators of dispensaries in Illinois pursuant to social equity licenses issued by Illinois regulatory authorities (together, the “LLCs”), and in 2023 the Company received an aggregate of $10 for services rendered under the agreements. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amount of $854, net of discounts, in the first quarter of 2024. As of December 31, 2024, the amount due from the LLCs and two associated entities was $552. Two Pointo, LLC (“Two Point”) has contractual rights to purchase ownership interests in the LLCs and associated entities, subject to submitting a request for and receiving applicable Illinois regulatory approvals and other conditions. The existing owners of the LLCs and associated entities will maintain ownership interests together with Two Point. In 2023, Darren Weiss, the Company’s President, received in connection with application support services rendered to an LLC in 2019, (i) a 2.73% profit interest in Two Point subject to Two Point’s purchase of ownership interests in the LLCs, and (ii) a profit interest in Two Point of 0.30%, and David Spreckman, the Company’s Chief Marketing Officer, received a profit interest in Two Point of 0.30% for services. All profit interests issued to Messrs. Weiss and Spreckman were voluntarily forfeited in 2024 as if they were never granted. Maria Fragias, an immediate family member of George Archos, the Company’s Chairman and Chief Executive Officer, is the beneficiary of a trust that held a 7.92% ownership interest and a 3.95% profit interest in Two Point. During the year ended December 31, 2024, the trust for which Maria Fragias was a beneficiary, divested all ownership and profit interests in Two Point. To the Company's knowledge, none of the trust or such persons received any distributions, payments, or proceeds from Two Point.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 in the first quarter of 2024 and $46 during the first quarter of 2025, which payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $91 in the first quarter of 2024 and $92 during the first quarter of 2025, which payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $775 during the three months ended March 31, 2025 and $1,382 during the year ended December 31, 2024. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, the Company's Chief Executive Officer, held an ownership interest of less than 1% in Sweed as of March 31, 2025.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

17.SUBSEQUENT EVENTS
The Company has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Form 10-Q require adjustment to or disclosure in the Company’s Unaudited Interim Condensed Consolidated Financial Statements. There were no events that require adjustment to or disclosure in the Company’s Unaudited Interim Condensed Consolidated Financial Statements, except as disclosed below.
Resignation of Chief Financial Officer
On April 14, 2025, the Company announced that Brett Summerer resigned as Chief Financial Officer of the Company. At the time of Mr. Summerer’s resignation, the Company and Mr. Summerer entered into a Resignation Agreement and General Release setting forth the terms of his separation of service with the Company which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2025. Pursuant to the terms of the Resignation Agreement and General Release, Mr. Summerer resigned from all his positions as an officer, director, manager and employee of the Company and its subsidiaries and controlled affiliates effective immediately after the close of business on April 11, 2025.
Appointment of Chief Financial Officer
On April 14, 2025, the Company announced that Richard Tarapchak was promoted and appointed as the Chief Financial Officer of the Company and its subsidiaries and was designated as the Company’s Principal Financial Officer effective as of April 11, 2025. There are no arrangements or understandings between Mr. Tarapchak and any other person pursuant to which he was appointed Chief Financial Officer of the Company. Mr. Tarapchak does not have any family relationships with any director or other executive officer of the Company, and there are no transactions in which Mr. Tarapchak has an interest requiring disclosure under Item 404(a) of Regulation S-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three months ended March 31, 2025 and March 31, 2024. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three months ended March 31, 2025 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2024, 2023 and 2022 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K and this Form 10-Q. See “Cautionary Statement Regarding Forward-Looking Statements” above, “Risk Factors” in Part I, Item 1A above and “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult use cannabis products to discerning customers. As of May 5, 2025, through our subsidiaries and affiliates we operate businesses in 13 states, including 155 retail dispensaries and 15 production facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of high-quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 38 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 6 states allow the use of low tetrahydrocannabinol (THC) and high cannabidiol (CBD) products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.
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
The United States government has recently adopted new approaches to trade policy and has announced tariffs on certain foreign goods and the possibility of significant additional tariff increases or expansions of tariffs. The timing and scope of such tariffs by the United States and retaliatory tariffs by other countries in response to such tariffs is currently uncertain. Such tariffs could create supply chain disruptions or increased pricing of procured materials, which could impact our current and expansion strategy as well as our business, operating results and financial condition. See “Risk Factors” in Part I, Item 1A below.

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 and (ii) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance.
Three Months Ended March 31, 2025, as Compared to Three Months Ended March 31, 2024

	For the Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change
Revenues, net of Discounts	$209,809	$221,306	$(11,497)
Gross Profit	99,581	112,960	(13,379)
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	(11,515)	(4,822)	(6,693)
Net Loss per share – basic & diluted	(0.03)	(0.01)	(0.02)
Revenues, net of Discounts
Revenues, net of discounts, for the three months ended March 31, 2025 was $209,809, a decrease of $(11,497) or (5.2)%, compared to revenue of $221,306 for the three months ended March 31, 2024. The period-over-period decrease in revenues, net of discounts for the three months ended March 31, 2025 were primarily driven by continued increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois which is consistent with other multi-state cannabis operators, which was partially offset by the Ohio adult-use program launch during August 2024 and acquisition activity during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company opened two new stores, one in Connecticut and one in Florida. Retail revenue for the three months ended March 31, 2025 was approximately 68.0% of total revenue compared to 66.2% of total revenue for the three months ended March 31, 2024, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenues, net of discounts, for the three months ended March 31, 2025 decreased when compared to the three months ended were March 31, 2024 primarily due to reduced third-party wholesale sales in the New Jersey and Illinois markets which attributed to decreased production output and sales of cannabis flower and cannabis related products. Cultivation (wholesale) revenue for the three months ended March 31, 2025 was 32.0% of total revenue compared to 33.8% of total revenue for the three months ended March 31, 2024, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the three months ended March 31, 2025 was $99,581, representing a gross profit margin of 47.5%. This is compared to gross profit for the three months ended March 31, 2024 of $112,960, which represented a gross profit margin of 51.0%. The decrease in gross profit during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily attributable to overall top-line revenue decline coupled with increased promotional activity in established markets.
Net Loss
Net Loss attributable to the Company for the three months ended March 31, 2025 was $(11,515), an increase of $6,693, compared to a net loss of $(4,822) for the three months ended March 31, 2024. The increase was driven by an overall decline in top-line revenues, net of discounts and gross profit coupled with an increase in the provision for income taxes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

	For the Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change
Cost of Goods Sold, net	$110,228	$108,346	$1,882

Selling, General, and Administrative Expenses	84,579	90,289	(5,710)

Other Expense, net	(9,168)	(16,016)	6,848

Provision for Income Taxes	(17,349)	(11,477)	(5,872)
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net for the three months ended March 31, 2025 was $110,228, an increase of $1,882 or 1.7%, as compared to the three months ended March 31, 2024. The increase was primarily driven by promotional activity and discounts within the retail markets, which has seen an increase in competition as well as pricing pressure.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2025 were $84,579, a decrease of $5,710 or 6.3%, compared to SG&A expenses of $90,289 for the three months ended March 31, 2024. SG&A expenses as a percentage of revenue was 40.3% and 40.8% for the three months ended March 31, 2025, and March 31, 2024, respectively. When comparing the three months ended March 31, 2025 to the three months ended March 31, 2024 the decrease was driven by a decrease in amortization coupled with ongoing efficiencies generated across the business. This is partially offset by additional SG&A costs associated with new store openings related to the CC East Virginia and Cannabist AZ acquisitions when comparing the three months ended March 31, 2025 to the three months ended March 31, 2024.
Other Expense, net
Other expense, net for the three months ended March 31, 2025, was $9,168, a decrease of $6,848 as compared to $16,016 for the three months ended March 31, 2024. The other expense decrease was primarily due to less interest expense on our debt obligations coupled with a gain on deconsolidation relating to our Arkansas operations during January 2025, which no longer met the criteria for consolidation as a result of termination of contracts providing us with control over the applicable entity's operations, when comparing the three months ended March 31, 2025 to the three months ended March 31, 2024.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended March 31, 2025, was $17,349, an increase of $5,872 or 51.2% primarily due to impacts of prior period return to provision adjustments when compared to the three months ended March 31, 2024.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024		$ Change	% Change
Revenues, net of Discounts
Cultivation (Wholesale)	$79,561	$86,120		$(6,559)	(7.6)%
Retail	168,807	168,588		219	0.1%
Intersegment Eliminations	(38,559)	(33,402)		(5,157)	15.4%
Total Revenues, net of Discounts	$209,809	$221,306	$—	$(11,497)	(5.2)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $79,561 for the three months ended March 31, 2025, a decrease of $6,559 or 7.6%, compared to the three months ended March 31, 2024, in each case, excluding intersegment eliminations. The decrease in cultivation (wholesale) revenues, net of discounts, was primarily driven by reduced third-party wholesale sales in the New Jersey and Illinois markets which attributed to decreased production output and sales of cannabis flower and cannabis related products when comparing the three months ended March 31, 2025 to the three months ended March 31, 2024.
Revenues, net of discounts for the retail segment were $168,807 for the three months ended March 31, 2025, an increase of $219 or 0.1%, compared to the three months ended March 31, 2024, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was primarily driven by the Ohio adult-use program launch during August 2024, new store openings and acquisition activity during the year ended December 31, 2024 and after March 31, 2024, when comparing the three months ended March 31, 2025 to the three months ended March 31, 2024. Additionally, the Company continued to see increased competition and promotional activity in select retail markets, specifically in New Jersey and Illinois which is consistent with other multi-state cannabis operators.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended March 31, 2025, approximately 32.0% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 68.0% from the retail business, excluding intersegment eliminations. For the three months ended March 31, 2024, approximately 33.8% of revenue was generated from the cultivation (wholesale) business and approximately 66.2% from the retail business.
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
The Company’s expansion and revenue growth strategy has taken priority and will continue to do so for the foreseeable future as it expands its footprint, by exploring new markets and opening or acquiring new dispensary locations, and scales production within certain markets. In the core markets in which the Company is already operational and, as the state markets mature, the Company anticipates that there will be pressure on margins in the cultivation (wholesale) and retail channels. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level, will be partially offset by operational optimization.
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
SG&A expenses also include costs incurred at the Company’s corporate offices, primarily related to back-office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and professional service costs. Going forward, SG&A expenses are expected to continue in line with the Company’s expansion plans. Furthermore, the Company expects to continue to incur acquisition and transaction costs related to these expansion plans and could experience an increase in expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a public-reporting company and publicly traded in Canada and a public-reporting company in the U.S.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of March 31, 2025 and December 31, 2024, the Company had total current liabilities of $167,644 and $197,968, respectively. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $84,220 and $87,796, respectively, to meet its current obligations. The Company had working capital of $193,497 as of March 31, 2025, an increase of working capital of $33,956 as compared to December 31, 2024. This increase in working capital was primarily driven by cash flows provided by operating activities which was largely offset by income tax payments made during the three months ended March 31, 2025.
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

Credit Facility
In October 2022, Verano and certain of its subsidiaries and affiliates, as the Borrowers, entered into the 2022 Credit Agreement with Chicago Atlantic, as administrative agent for the lenders, and the lenders party thereto, pursuant to which the lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the lenders elect to fund such incremental term loan. At funding, all the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
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
On April 30, 2024, the Company made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement and paid a $1,000 prepayment premium in connection therewith. In connection with such Permitted Partial Optional Prepayment, Chicago Atlantic and certain lenders agreed to (a) release certain Borrowers from their obligations under, and as parties to, the 2022 Credit Agreement and related agreements and (b) release all liens over such Borrowers’ property, including real estate, held by Chicago Atlantic for the benefit of the lenders, in each case, pursuant to a limited consent and waiver, dated as of April 29, 2024, by and among Borrowers, certain of the lenders party thereto and Chicago Atlantic.
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
As of March 31, 2025, the Company was in compliance with such financial covenants.
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
Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024	$ Change
Net Cash Provided by Operating Activities	$1,786	$31,041	$(29,255)
Net Cash Used in Investing Activities	$(4,771)	$(9,699)	$4,928
Net Cash Used in Financing Activities	$(591)	$(2,318)	$1,727
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. During the three months ended March 31, 2025 and 2024, the Company had net cash inflows of $1,786 and $31,041, respectively. The $29,255 decrease was largely driven by tax payments made during the three months ended March 31, 2025.
Cash Flows from Investing Activities. During the three months ended March 31, 2025 and 2024, the Company had net cash outflows of $4,771 and $9,699, respectively. The $4,928 decrease in net cash outflows during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by proceeds from the Noah's Ark deconsolidation of $9,071 during the three months ended March 31, 2025, which offset the purchases of property, plant and equipment of $13,864 during the three months ended March 31, 2025, compared to purchases of property, plant and equipment of $9,699 during the three months ended March 31, 2024.
Cash Flows from Financing Activities. During the three months ended March 31, 2025 and 2024, the Company had net cash outflows of $591 and $2,318, respectively. The $1,727 decrease in net cash outflows was driven by proceeds from the issuance of debt of $12,000, partially offset by principal repayments of debt of $7,130 during the three months ended March 31, 2025, compared to $2,150 of principal repayments of debt during the three months ended March 31, 2024. This was further offset by distributions paid to non-controlling interest holders of $4,672 during the three months ended March 31, 2025.
The Company has updated its capital expenditures guidance to a range of $30,000 - $45,000 for the year-ended December 31, 2025. The Company expects to have a continued focus on efficiency enhancements at its cultivation and processing facilities and strategic expansion of its retail footprint.
Changes in or Adoption of Accounting Practices
Refer to the discussion of recently issued accounting standards under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1 - Overview and Basis of Presentation.
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
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated, as of March 31, 2025, the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes in or additions to the Company’s risk factors included in our Annual Report on Form 10-K under Part I, Item 1A. “Risk Factors” filed with the SEC on February 27, 2025. We may continue to disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.
Our business requires significant packaging, construction, and other materials. While we strategically and proactively procure these materials from our suppliers in sufficient quantities to facilitate supply chain demands and on relevant construction timelines, we cannot yet predict the effect of the recently imposed or future U.S. tariffs on imports or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import of materials in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
The U.S. government has adopted new approaches to trade policy and in some cases, may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant additional tariff increases or expanding the tariffs to capture other countries and certain types of foreign goods. Any such current and future tariff increases, expanding the tariffs to capture other countries and types of foreign goods or other changes in U.S. trade policy may make it more difficult or costly for us to procure packaging, construction, and other materials. As a result, we may experience supply chain interruptions or increased pricing of such procured materials and planned projects may be delayed, which could have a material adverse effect on our current and expansion strategy as well as our business, operating results and financial condition.
In addition, in response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, operating results and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None which have not been reported on a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first quarter ended March 31, 2025, none of our directors or officers have adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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
Dated: May 8, 2025

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Richard Tarapchak
Name:	Richard Tarapchak
Title:	Chief Financial Officer