Form 10-Q
period 2025-06-30
Verano Holdings Corp.
filed 2025-08-07
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, the registrant had 361,779,913 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

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
•costs related to preserving our brand identity;
•our ability to protect our intellectual property due to limited intellectual property protections available for cannabis products and the potential infringement by third parties;
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
•the taxation of cannabis companies in the U.S., including the impact of Section 280E of the Internal Revenue Code of 1986, as amended; and
•    other risks described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025 and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025, as more particularly described. in each case, under the heading “Item 1A. Risk Factors” therein.
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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$68,569	$87,796
Accounts Receivable, net	30,757	40,264
Held for Sale Assets	43,971	32,150
Inventory	214,341	184,456
Prepaid Expenses and Other Current Assets	13,718	12,843

Total Current Assets	371,356	357,509

Property, Plant and Equipment, net	511,212	537,964
Right-of-Use Assets, net	97,024	99,915
Intangible Assets, net	700,515	734,005
Goodwill	247,600	246,230
Deposits and Other Assets	14,000	13,333

TOTAL ASSETS	$1,941,707	$1,988,956

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$39,674	$39,927
Accrued Liabilities	61,510	68,941
Income Tax Payable	31,308	58,762
Current Portion of Lease Liabilities	11,398	11,250
Current Portion of Debt	3,443	18,153
Acquisition Consideration Payable	499	935

Total Current Liabilities	147,832	197,968

Long-Term Liabilities:
Debt, net of Current Portion	399,822	395,696
Lease Liabilities, net of Current Portion	94,293	97,884
Uncertain Tax Positions	300,515	270,579
Deferred Income Taxes	72,369	74,099
Other Long-Term Liabilities	1,421	1,911

Total Long-Term Liabilities	868,420	840,169

TOTAL LIABILITIES	1,016,252	1,038,137

SHAREHOLDERS’ EQUITY	927,232	952,174
NON-CONTROLLING INTEREST	(1,777)	(1,355)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,941,707	$1,988,956
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net of Discounts	$202,272	$222,390	$412,081	$443,696
Cost of Goods Sold, net	89,288	108,050	199,516	216,396

Gross Profit	112,984	114,340	212,565	227,300

Operating Expenses
Selling, General, and Administrative Expenses	86,345	87,074	170,924	177,363
Loss on Impairment of Fixed Assets	428	—	428	—

Total Operating Expenses	86,773	87,074	171,352	177,363

Income from Operations	26,211	27,266	41,213	49,937

Other Income (Expense):
Loss on Disposal of Property, Plant and Equipment	(212)	—	(296)	(143)
Gain on Deconsolidation	—	—	4,739	—
Gain (Loss) on Debt Extinguishment	2,947	(3,068)	2,884	(3,068)
Interest Expense, net	(14,207)	(14,237)	(27,769)	(29,351)
Other Income (Expense), net	1,263	(1,195)	1,065	(1,954)

Total Other (Expense), net	(10,209)	(18,500)	(19,377)	(34,516)

Income Before Provision for Income Taxes	16,002	8,766	21,836	15,421

Provision for Income Taxes	(35,152)	(30,530)	(52,501)	(42,007)

Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(19,150)	$(21,764)	$(30,665)	$(26,586)

Net Loss per share – basic & diluted	$(0.05)	$(0.06)	$(0.09)	$(0.08)

Basic & Diluted – weighted average shares outstanding	360,368,777	345,020,397	359,760,571	345,483,701
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity ($ in Thousands)

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of April 1, 2024	344,163,149	$1,685,483	$2	$(446,569)	$—	$1,238,916

Share-based compensation	2,253,995	4,240	—	—	—	4,240

Foreign Currency Translation Adjustment	—	—	—	—	—	—

Net Loss	—	—	—	(21,764)	—	(21,764)

Balance as of June 30, 2024	346,417,144	$1,689,723	$2	$(468,333)	$—	$1,221,392

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of April 1, 2025	359,718,318	$1,738,497	$5	$(795,121)	$(1,777)	$941,604

Share-based compensation	1,764,370	3,004	—	—	—	3,004

Contingent consideration & other adjustments to purchase accounting	297,225	—	—	—	—	—

Foreign Currency Translation Adjustment	—	—	(3)	—	—	(3)

Net Loss	—	—	—	(19,150)	—	(19,150)

Balance as of June 30, 2025	361,779,913	$1,741,501	$2	$(814,271)	$(1,777)	$925,455
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity (Continued) ($ in Thousands)

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2024	344,074,096	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

Share-based compensation	2,311,867	7,883	—	—	—	7,883

Foreign Currency Translation Adjustment	—	—	15	—	—	15

Contingent consideration & other adjustments to purchase accounting	31,181	—	—	—	—	—

Net Loss	—	—	—	(26,586)	—	(26,586)

Balance as of June 30, 2024	346,417,144	$1,689,723	$2	$(468,333)	$—	$1,221,392

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2025	358,747,290	$1,735,775	$5	$(783,606)	$(1,355)	$950,819

Share-based compensation	2,735,398	5,726	—	—	—	5,726

Foreign Currency Translation Adjustment	—	—	(3)	—	—	(3)

Contingent consideration & other adjustments to purchase accounting	297,225	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	(4,672)	(4,672)

Non-controlling interest adjustment for change in ownership	—	—	—	—	4,250	4,250

Net Loss	—	—	—	(30,665)	—	(30,665)

Balance as of June 30, 2025	361,779,913	$1,741,501	$2	$(814,271)	$(1,777)	$925,455
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(30,665)	$(26,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,279	71,285
Right-of-use assets amortization	5,973	6,816
Loss on disposal of property, plant and equipment	296	143
Gain on deconsolidation	(4,739)	—
Loss on impairment of fixed assets	428	—
(Gain) Loss on debt extinguishment	(2,884)	3,068
Stock based compensation	6,642	8,244
Other, net	7,406	4,799
Changes in assets and liabilities:
Accounts receivable, net	6,020	(5,059)
Inventory	(31,210)	(13,633)
Accounts payable	1,358	(9,874)
Income tax payable	(27,454)	2,772
Uncertain tax positions	29,936	—
Deferred income taxes	(1,730)	(7,425)
Other assets, net	(1,879)	9,451
Other liabilities, net	(8,091)	(5,039)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,686	38,962

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	$(24,333)	$(28,215)
Proceeds from disposal of assets	79	—
Proceeds from deconsolidation	9,071	—
NET CASH USED IN INVESTING ACTIVITIES	(15,183)	(28,215)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of deferred acquisition price payable	$(458)	$(32)
Proceeds from issuance of debt	12,000	—
Principal repayments of debt	(23,141)	(54,302)
Debt issuance costs paid	(456)	—
Payment of debt extinguishment	—	(1,000)
Distributions paid to non-controlling interest holders	(4,672)	—
Other financing activities	—	(136)
NET CASH USED IN FINANCING ACTIVITIES	(16,727)	(55,470)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(19,224)	$(44,723)
Effects of exchange rate fluctuations on cash and cash equivalents	$(3)	$15
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$87,796	$174,760
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,569	$130,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$24,936	$26,758
NONCASH INVESTING AND FINANCING ACTIVITIES
Debt extinguishment in connection with deconsolidation	$1,146	$—
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
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars, and all references to “C$” refer to Canadian dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 (the “2024 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 (the “Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated balance sheet as of December 31, 2024 contained in the 2024 Annual Audited Financials included in the Form 10-K.

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
(d)Significant Accounting Policies
With the exception of Assets Held for Sale, as described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 - Significant Accounting Policies to the 2024 Annual Audited Financials included in the Form 10-K.
i.Assets Held for Sale
Assets held for sale represent land, buildings and other fixed assets less accumulated depreciation related to facilities in which the Company has no continuing involvement. The Company records assets held for sale in accordance with ASC 360, Property, Plant, and Equipment, at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers. In an effort to maximize its return on investments coupled with footprint optimization the Company had $41,581 of assets held for sale related to cultivation facilities in Florida, Massachusetts and Pennsylvania and $2,390 of assets held for sale related to two retail facilities in Massachusetts and a property in Virginia as of June 30, 2025.
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
To determine diluted income (loss) per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and six months ended June 30, 2025 and 2024 because their impact would have been anti-dilutive.

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
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU “2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for early adoption. While we anticipate that the adoption of this standard will require additional disclosures, we do not expect it to have a material impact on our financial position or results of operations and we do not intend to early adopt.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Raw Materials	$5,452	$3,991
Work in Process	154,237	135,185
Packaging and Miscellaneous	11,155	10,115
Finished Goods	43,497	35,165

Total Inventory	$214,341	$184,456

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Land	$25,990	$29,032
Buildings and Improvements	162,700	173,432
Furniture and Fixtures	21,349	21,326
Computer Equipment and Software	28,561	28,525
Leasehold Improvements	279,469	268,836
Tools and Equipment	99,537	98,133
Vehicles	4,317	4,341
Assets Under Construction (1)	96,834	96,981

Total Property, Plant and Equipment, Gross	718,757	720,606
Less: Accumulated Depreciation	(207,545)	(182,642)

Total Property, Plant and Equipment, Net	$511,212	$537,964
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended June 30, 2025 and June 30, 2024, depreciation expense included in costs of goods sold totaled $9,777 and $8,830, respectively. For the three months ended June 30, 2025 and June 30, 2024, depreciation expense included in selling, general, and administrative expense totaled $4,935 and $4,116, respectively.
For the six months ended June 30, 2025 and June 30, 2024, depreciation expense included in costs of goods sold totaled $19,673 and $17,554, respectively. For the six months ended June 30, 2025 and June 30, 2024, depreciation expense included in selling, general, and administrative expense totaled $10,056 and $8,157, respectively.

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
As of June 30, 2025, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2025	$922,358	$45,108	$5,546	$973,012
Balance as of June 30, 2025	$922,358	$45,108	$5,546	$973,012

Accumulated Amortization
Balance as of January 1, 2025	218,578	16,858	3,571	239,007
Amortization	30,778	2,255	457	33,490
Balance as of June 30, 2025	$249,356	$19,113	$4,028	$272,497

Net Book Value
Balance as of January 1, 2025	703,780	28,250	1,975	734,005
Balance as of June 30, 2025	$673,002	$25,995	$1,518	$700,515
The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2025:

Year Ending December 31:	Estimated Amortization
2025 (Remaining)	$33,489
2026	66,332
2027	66,273
2028	66,259
2029	66,257
Thereafter	401,905
Total	$700,515
The changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2025 were as follows:

	January 1, 2025	Impairment	Adjustments to purchase price allocation	Acquisitions	June 30, 2025
Cultivation	$48,597	$—	$293	$—	$48,890
Retail	197,633	—	1,077	—	198,710
Total	$246,230	$—	$1,370	$—	$247,600

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
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net Loss attributable to Verano Holdings Corp.	$(19,150)	$(21,764)	$(30,665)	$(26,586)

Denominator
Basic
Weighted-average shares outstanding – basic	360,368,777	345,020,397	359,760,571	345,483,701

Diluted
Weighted-average shares outstanding – diluted	360,368,777	345,020,397	359,760,571	345,483,701

Net Loss per share - basic & diluted	$(0.05)	$(0.06)	$(0.09)	$(0.08)
For the three and six months ended June 30, 2025 outstanding restricted stock units (“RSUs”) of approximately 5,335,995 were anti-dilutive under the treasury stock method and were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future. Potentially dilutive securities of approximately 3,833,306 and 3,753,438 for the three and six months ended June 30, 2024, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
2024 Business Combinations
203 Organix L.L.C. & Salubrious Wellness Clinic, Inc.
On July 29, 2024, the Company entered into two equity purchase agreements with (a) The Cannabist Company Holdings Inc. (“Cannabist”), CC VA Holdco LLC, Columbia Care – Arizona, Tempe, L.L.C., Thomas Allison and Salubrious Wellness Clinic, Inc. (“SWC”), pursuant to which the Company acquired all of the issued and outstanding equity interests of SWC, and (b) Cannabist, CC VA Holdco LLC, Columbia Care-Arizona, Prescott, L.L.C. and 203 Organix, LLC (“203” and together with SWC, “Cannabist AZ”), pursuant to which the Company acquired all of the issued and outstanding equity interests of 203. The Company added an active cultivation and production facility and increased the Company's retail footprint in Arizona. The transactions closed on August 16, 2024. Pursuant to the equity purchase agreement, the Company paid total cash consideration of $12,891.
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into an equity purchase agreement with Cannabist, Columbia Care Eastern Virginia LLC (“CC East Virginia”), and the members of CC East Virginia party thereto (the “Virginia EPA”), pursuant to which the Company acquired all of the issued and outstanding equity interests of CC East Virginia. CC East Virginia is the sole vertical cannabis operator in HSA 5 in Eastern Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company paid $24,122 in cash consideration and equity consideration of 10,416,041 Subordinate Voting Shares with an estimated fair value of $34,453, all of which was distributed on the closing date of the transaction. In addition, on the closing date of the transaction, the Company issued a $26,700 promissory note, which was subsequently amended on May 27, 2025 to $27,852 in connection with a purchase price adjustment (the “CC East Virginia Promissory Note”). The CC East Virginia Promissory Note has an estimated fair value of $26,068 and bears interest at a rate of 7% per annum and matures on the two-year anniversary of the transaction closing date.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
For the acquisitions of CC East Virginia and Cannabist AZ, the purchase price allocation is complete.

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
Dispositions
Noah's Ark, LLC
On January 13, 2025, Verano terminated certain of its contracts with Noah's Ark, LLC, an Arkansas limited liability company, and its members. In addition, the Company's subsidiary, Verano El Dorado, LLC, an Arkansas limited liability company, sold real property located in El Dorado, Arkansas. As a result of such transactions, Verano no longer has any commercial agreements or affiliated operational activity related to Arkansas.
The disposition resulted in a gain of $4,739 for the six months ended June 30, 2025 which is classified as a component of Other Income (Expense) in the Unaudited Interim Condensed Consolidated Statement of Operations.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS (Continued)
Other Acquisition Consideration Payable Adjustments
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250 worth of Subordinate Voting Shares, in the aggregate, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. During 2024, 297,225 Subordinate Voting Shares were issued as a portion of such consideration, representing a value of $625. During the three months ended June 30, 2025 the Company made cash payments in the amount of $125 and issued 297,225 Subordinate Voting Shares related to the purchase price consideration. During the six months ended June 30, 2025, the Company made total cash payments in the amount of $458 related to the purchase price consideration of certain assets from Ivy Hall Mount Holly, LLC. The Company expects to make cash consideration payments of $542, as the final portion of such consideration.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of June 30, 2025 and December 31, 2024, debt consisted of the following:

	June 30, 2025	December 31, 2024

Credit Facility	$292,650	$294,750
Promissory Notes	2,454	22,455
Mortgage Loans	116,065	107,306
Vehicle and Equipment Loans	387	596
Unamortized Debt Issuance Costs	(8,291)	(11,258)

Total Debt	$403,265	$413,849

Less: Current Portion of Debt	3,443	18,153

Total Long-Term Debt, net	$399,822	$395,696
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
As of June 30, 2025, the Company was in compliance with such covenants.
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests of CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $26,700, which was amended to $27,852 on May 27, 2025 in connection with a purchase price adjustment. The CC East Virginia Promissory Note has an estimated fair value of $26,068, and bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date. Subsequently, on May 27, 2025, the Company entered into a waiver and partial payoff agreement related to a portion of the CC East Virginia Promissory Note. During the three months ended June 30, 2025, the Company partially extinguished the CC East Virginia Promissory Note.
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
(a)Issued and Outstanding
As of June 30, 2025, the Company had 361,779,913 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

Options
The Company had 31,759 fully vested and exercisable options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, with a weighted average exercise price of C$30.13 and a weighted average remaining contractual life of 5.66 years as of June 30, 2025.
No fully vested options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, were cancelled during the six months ended June 30, 2025. No options were granted or forfeited during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, there were no in-the-money options.
RSUs
The following table summarizes the number of unvested RSU awards as of June 30, 2025 and December 31, 2024 and the changes during the six months ended June 30, 2025:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2024	6,302,987	4.96
Granted	1,819,053	0.86
Forfeited	218,105	4.58
Vested	2,567,940	4.56
Unvested RSUs at June 30, 2025	5,335,995	3.49
The stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options	$—	$—	$—	$—
Restricted Stock Units	3,339	4,316	6,642	8,244
Total Stock Based Compensation Expense	$3,339	$4,316	$6,642	$8,244
(c)Share Repurchase Program
On June 17, 2024, the Company's Board of Directors authorized the repurchase of up to 5%, or 17,320,857, of its Subordinate Voting Shares over a 12-month period, and in no event repurchasing greater than an aggregate cost of $50,000. The share repurchase program expired on June 17, 2025 and the Company repurchased zero Subordinate Voting Shares during the six months ended June 30, 2025.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before Income Taxes	$16,002	$8,766	$21,836	$15,421
Income Tax Expense	(35,152)	(30,530)	(52,501)	(42,007)
Effective Tax Rate	220%	348%	240%	272%
The effective tax rates for the three and six months ended June 30, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $4,569 and $8,932 were recorded during the three months ended June 30, 2025 and 2024, respectively. Net discrete tax items of $13,634 and $8,696 were recorded during the six months ended June 30, 2025 and 2024, respectively. Discrete items recorded during the three and six months ended June 30, 2025 and 2024 primarily relate to penalties and interest on unpaid tax liabilities, impacts of prior period and return to provision adjustments, and remeasurement of deferred taxes for state tax rate changes.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA makes key elements of the Tax Cuts and Jobs Act of 2017 permanent, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating the provisions of the new legislation and the potential effects on our estimated annual effective tax rate and cash tax position for the year ending December 31, 2025.
Taxes paid during the six months ended June 30, 2025 and 2024 were $52,037 and $53,515, respectively.

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
During the three months ended June 30, 2025 and 2024, the Company recorded approximately $5,718 and $4,913 in operating lease expense, respectively, of which $317 and $114 was included in cost of goods sold for the same periods, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded approximately $11,410 and $9,912 in operating lease expense, respectively, of which $635 and $228 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term - years	7.87	8.08
Weighted average discount rate	10.43%	10.28%
Maturities of lease liabilities for operating leases as of June 30, 2025 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2025 (Remaining)	$10,855
2026	21,229
2027	20,551
2028	19,811
2029	18,763
Thereafter	69,227

Total Lease Payments	160,436

Less: Imputed Interest	(54,745)

Present Value of Lease Liability	$105,691

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2025, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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
Within the tables below the Other Segment Items for each segment primarily consists of certain selling, general, and administrative expenses and other operational costs. Summarized financial information for the Company's reportable segments consisted of the following:

	For the Three Months Ended June 30, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$169,098	$73,340	$(40,166)	$202,272
Cost of Goods Sold, net	(87,932)	(39,792)	38,436	(89,288)
Other Segment Items	(28,783)	12,581	(30,629)	(46,831)
Adjusted EBITDA	$52,383	$46,129	$(32,359)	$66,153
Acquisition Adjustments and Other Income (Expense), net				2,238
Acquisition, Transaction and Other Non-operating Costs				(3,355)
Employee Stock Compensation				(3,339)
Interest Expense, net				(14,207)
Depreciation and Amortization				(31,488)
Income from operations before income taxes				$16,002

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.SEGMENTS (Continued)

	For the Three Months Ended June 30, 2024
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$164,592	$92,471	$(34,673)	$222,390
Cost of Goods Sold, net	(90,838)	(49,574)	32,362	(108,050)
Other Segment Items	(28,516)	10,474	(25,699)	(43,741)
Adjusted EBITDA	$45,238	$53,371	$(28,010)	$70,599
Acquisition Adjustments and Other Income (Expense), net				(4,977)
Acquisition, Transaction and Other Non-operating Costs				(2,570)
Employee Stock Compensation				(4,316)
Interest Expense, net				(14,237)
Depreciation and Amortization				(35,733)
Income from operations before income taxes				$8,766

	For the Six Months Ended June 30, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$337,905	$152,901	$(78,725)	$412,081
Cost of Goods Sold, net	(183,161)	(92,400)	76,045	(199,516)
Other Segment Items	(55,579)	25,843	(62,278)	(92,014)
Adjusted EBITDA	$99,165	$86,344	$(64,958)	$120,551
Acquisition Adjustments and Other Income (Expense), net				5,881
Acquisition, Transaction and Other Non-operating Costs				(6,906)
Employee Stock Compensation				(6,642)
Interest Expense, net				(27,769)
Depreciation and Amortization				(63,279)
Income from operations before income taxes				$21,836

	For the Six Months Ended June 30, 2024
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$333,180	$178,591	$(68,075)	$443,696
Cost of Goods Sold, net	(183,701)	(97,447)	64,752	(216,396)
Other Segment Items	(56,785)	21,636	(55,005)	(90,154)
Adjusted EBITDA	$92,694	$102,780	$(58,328)	$137,146
Acquisition Adjustments and Other Income (Expense), net				(6,799)
Acquisition, Transaction and Other Non-operating Costs				(6,046)
Employee Stock Compensation				(8,244)
Interest Expense, net				(29,351)
Depreciation and Amortization				(71,285)
Income from operations before income taxes				$15,421

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
The Company's loyalty programs have a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty program obligation is relieved, and the offset is recorded as revenue. The Company estimates that 20% of points will not be redeemed (breakage) prior to their six-month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.
As of June 30, 2025, there were approximately 169 million1 points outstanding with an approximate value of $6,821. As of December 31, 2024, there were approximately 150 million1 points outstanding with an approximate value of $7,449. Such balances are included in Accrued Liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity (“VIE”) model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024

Current Assets	$4,831	$6,736
Non-Current Assets	28,983	26,555
Current Liabilities	34,172	31,492
Non-Current Liabilities	6,366	5,903
Equity attributable to Verano Holdings Corp.	(4,947)	(1,844)
Non-Controlling Interest	(1,777)	(2,260)
Consolidated Variable Interest Entities
Consolidated VIEs occur when (a) the Company closes an acquisition while the state has not finalized the transfer of the cannabis license or (b) the Company owns an equity interest in a joint venture, which it exercises control over.
Consolidation occurs on the effective date of the purchase agreement, or in the case of joint venture VIEs, on the effective date of a limited liability company agreement governing the applicable joint venture, and a management service agreement (an “MSA”). The MSA grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. The MSA or the limited liability company agreement also allows Verano to limit distributions of the entity at Verano’s discretion. Certain states may limit the distribution or transfer of cash until license transfer.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

15.FAIR VALUE MEASUREMENTS
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit-risk.
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
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of June 30, 2025 and December 31, 2024 was $403,265 and $413,849, respectively, which included $3,443 and $18,153, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$68,569	$—	$—	$68,569
Acquisition Consideration Payable	—	—	(499)	(499)
Total	$68,569	$—	$(499)	$68,070

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$87,796	$—	$—	$87,796
Acquisition Consideration Payable	—	—	(935)	(935)
Total	$87,796	$—	$(935)	$86,861

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
Two Pointo
In October 2022, the Company entered into a conditional management and services agreements with each of Americana Dream, LLC and Green Therapy, LLC, operators of dispensaries in Illinois pursuant to social equity licenses issued by Illinois regulatory authorities (together, the “LLCs”), and in 2023 the Company received an aggregate of $10 for services rendered under the agreements. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amount of $854, net of discounts, and $1,321, net of discounts in the first and second quarter of 2024, respectively. As of December 31, 2024, the amount due from the LLCs and two associated entities was $552. Two Pointo, LLC (“Two Point”) has contractual rights to purchase ownership interests in the LLCs and associated entities, subject to submitting a request for and receiving applicable Illinois regulatory approvals and other conditions. The existing owners of the LLCs and associated entities will maintain ownership interests together with Two Point. In 2023, Darren Weiss, the Company’s President, received in connection with application support services rendered to an LLC in 2019, (i) a 2.73% profit interest in Two Point subject to Two Point’s purchase of ownership interests in the LLCs, and (ii) a profit interest in Two Point of 0.30%, and David Spreckman, the Company’s Chief Marketing Officer, received a profit interest in Two Point of 0.30% for services. All profit interests issued to Messrs. Weiss and Spreckman were voluntarily forfeited in 2024 as if they were never granted. Maria Fragias, an immediate family member of George Archos, the Company’s Chairman and Chief Executive Officer, is the beneficiary of a trust that held a 7.92% ownership interest and a 3.95% profit interest in Two Point. During the year ended December 31, 2024, the trust for which Maria Fragias was a beneficiary, divested all ownership and profit interests in Two Point. To the Company's knowledge, none of the trust or such persons received any distributions, payments, or proceeds from Two Point.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 and $46 during each of the three months ended June 30, 2025 and 2024, respectively, and $92 and $92 during each of the six months ended June 30, 2025 and 2024, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $93 and $91 during the three months ended June 30, 2025 and 2024, respectively, and $185 and $182 during the six months ended June 30, 2025 and 2024, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $1,696 during the six months ended June 30, 2025 and $1,382 during the year ended December 31, 2024. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, held an ownership interest of less than 1% in Sweed as of June 30, 2025.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

17.SUBSEQUENT EVENTS
Resignation of President
On August 1, 2025, Darren Weiss resigned from his role as the President of the Company and from all his positions as an officer, director, manager or employee with all subsidiaries and controlled affiliates of the Company. Mr. Weiss is pursuing other business opportunities related to the cannabis industry and its participants outside of North America, and his decision to resign from the Company is not the result of any disagreements with the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2025 and June 30, 2024. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three and six months ended June 30, 2025 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2024, 2023 and 2022 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K and this Form 10-Q. See “Cautionary Statement Regarding Forward-Looking Statements” above, “Risk Factors” in Part I, Item 1A above and “Risk Factors” in the Form 10-K and Part II, Item 1A of subsequently filed Form 10-Qs. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult use cannabis products to discerning customers. As of August 5, 2025, through our subsidiaries and affiliates we operate businesses in 13 states, including 157 retail dispensaries and 15 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of high-quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S 39 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 6 states allow the use of low tetrahydrocannabinol (THC) and high cannabidiol (CBD) products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.
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
The United States government has recently adopted new approaches to trade policy and has announced tariffs on certain foreign goods and the possibility of significant additional tariff increases or expansions of tariffs. The timing and scope of such tariffs by the United States and retaliatory tariffs by other countries in response to such tariffs is currently uncertain. Such tariffs could create supply chain disruptions or increased pricing of procured materials, which could impact our current and expansion strategy as well as our business, operating results and financial condition. See “Risk Factors” in Part II, Item 1A in the Form 10-Q filed for the period ended March 31, 2025.

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024 and (ii) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance.
Three Months Ended June 30, 2025, as Compared to Three Months Ended June 30, 2024

	For the Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change
Revenues, net of discounts	$202,272	$222,390	$(20,118)

Gross Profit	112,984	114,340	(1,356)

Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(19,150)	(21,764)	2,614

Net Loss per share – basic & diluted	(0.05)	(0.06)	0.01
Revenues, net of discounts
Revenues, net of discounts, for the three months ended June 30, 2025 was $202,272, a decrease of $20,118 or 9.0%, compared to revenue of $222,390 for the three months ended June 30, 2024. The decrease in revenue, net of discounts, was driven primarily by the Company's accounts receivable strategy of maintaining a number of accounts on hold for non-payment coupled with expected third-party price compression in established markets. This is partially offset by the launch of the Ohio adult-use program during August 2024, new stores associated with the acquisition of CC East Virginia and Cannabist AZ, and increased sales within the Florida market when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company opened three new stores: one in Connecticut, one in Florida and one in Ohio. Retail revenue for the three months ended June 30, 2025 was approximately 69.7% of total revenue compared to 64.0% of total revenue for the three months ended June 30, 2024, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenue for the three months ended June 30, 2025 was 30.3% of total revenue compared to 36.0% of total revenue for the three months ended June 30, 2024, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the three months ended June 30, 2025 was $112,984, representing a gross profit margin of 55.9%. This is compared to gross profit for the three months ended June 30, 2024 of $114,340, which represented a gross profit margin of 51.4%. The decrease in gross profit during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily attributable to overall top-line revenue decline coupled with increased promotional activity in established markets, partially offset by more efficient harvests from expanded cultivation facilities.
Net Loss
Net Loss attributable to the Company for the three months ended June 30, 2025 was $(19,150), a decrease of $2,614, compared to a net loss of $(21,764) for the three months ended June 30, 2024. The decrease was primarily driven by an overall decrease in other income (expense), net partially offset by an increase in the provision for income taxes when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024.

	For the Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change
Cost of Goods Sold, net	$89,288	$108,050	$(18,762)

Selling, General, and Administrative Expenses	86,345	87,074	(729)

Total Other Income (Expense), net	(10,209)	(18,500)	8,291

Provision for Income Taxes	(35,152)	(30,530)	(4,622)
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net for the three months ended June 30, 2025 was $89,288, a decrease of $18,762 or 17.4%, as compared to the three months ended June 30, 2024. The decrease was primarily driven by overall decline in top-line revenue coupled with more efficient harvests from expanded cultivation facilities.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2025 were $86,345, a decrease of $729 or 0.8%, compared to SG&A expenses of $87,074 for the three months ended June 30, 2024. SG&A expenses as a percentage of revenue were 42.7% and 39.2% for the three months ended June 30, 2025 and June 30, 2024, respectively. The slight decrease in SG&A expenses was attributable to a decrease in amortization largely offset by additional SG&A costs associated with new locations related to the CC East Virginia and Cannabist AZ acquisitions when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024.
Total Other Income (Expense), net
Total other income (expense), net for the three months ended June 30, 2025, was $(10,209), a decrease of $8,291 as compared to the three months ended June 30, 2024. The total other income (expense), net decrease was primarily due to the Company's voluntary partial payoff agreement for the CC East Virginia Promissory Note resulting in a Gain on Debt Extinguishment of $2,947 for the three months ended June 30, 2025, compared to a Loss on Debt Extinguishment of $(3,068) attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement for the three months ended June 30, 2024.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended June 30, 2025, was $35,152, an increase of $4,622 or 15.1% when compared to the three months ended June 30, 2024, primarily due to the forecasted annualized effective tax rates, adjusted for discrete items.

Six Months Ended June 30, 2025, as Compared to Six Months Ended June 30, 2024

	For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change
Revenues, net of discounts	$412,081	$443,696	$(31,615)

Gross Profit	212,565	227,300	(14,735)

Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(30,665)	(26,586)	(4,079)

Net Loss per share – basic & diluted	(0.09)	(0.08)	(0.01)
Revenues, net of discounts
Revenues, net of discounts, for the six months ended June 30, 2025 was $412,081, a decrease of $31,615 or 7.1%, compared to revenue of $443,696 for the six months ended June 30, 2024. The decrease in revenue, net of discounts was driven primarily by the Company's accounts receivable strategy of maintaining a number of accounts on hold for non-payment coupled with expected third-party price compression in established markets. This is partially offset by the launch of the Ohio adult-use program during August 2024, new stores associated with the acquisition of CC East Virginia and Cannabist AZ, and increased sales within the Florida market. During the six months ended June 30, 2025, the Company opened five new stores: two in Connecticut, two in Florida and one in Ohio. Retail revenue for the six months ended June 30, 2025 was approximately 68.8% of total revenue compared to 65.1% of total revenue for the six months ended June 30, 2024, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenue for the six months ended June 30, 2025 was 31.2% of total revenue compared to 34.9% of total revenue for the six months ended June 30, 2024, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the six months ended June 30, 2025 was $212,565, representing a gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 51.6%. This is compared to gross profit for the six months ended June 30, 2024 of $227,300, which represented a 51.2% gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The decrease in gross profit during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily attributable to overall top-line revenue decline coupled with increased promotional activity in established markets, partially offset by more efficient harvests from expanded cultivation facilities.
Net Loss
Net Loss attributable to the Company for the six months ended June 30, 2025 was $(30,665), an increase of $4,079, compared to a net loss of $(26,586) for the six months ended June 30, 2024. The increase was driven by an overall decline in top-line revenues, net of discounts and gross profit coupled with an increase in the provision for income taxes for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

	For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change
Cost of Goods Sold, net	$199,516	$216,396	$(16,880)

Selling, General, and Administrative Expenses	170,924	177,363	(6,439)

Total Other Income (Expense), net	(19,377)	(34,516)	15,139

Provision for Income Taxes	(52,501)	(42,007)	(10,494)
Cost of Goods Sold, net
Cost of goods sold, net, includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net, for the six months ended June 30, 2025 was $199,516, a decrease of $16,880 or 7.8%, as compared to the six months ended June 30, 2024. The decrease was primarily driven by overall decline in top-line revenue coupled with more efficient harvests from expanded cultivation facilities.
Selling, General, and Administrative Expenses
SG&A for the six months ended June 30, 2025 were $170,924, a decrease of $6,439 or 3.6%, compared to SG&A expenses of $177,363 for the six months ended June 30, 2024. SG&A expenses as a percentage of revenue was 41.5% and 40.0% for the six months ended June 30, 2025, and June 30, 2024, respectively. The decrease in SG&A expenses was driven by a decrease in amortization coupled with ongoing efficiencies generated across the business. This decrease was partially offset by additional SG&A costs associated with new locations related to the CC East Virginia and Cannabist AZ acquisitions when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024.
Total Other Income (Expense), net
Total other income (expense), net for the six months ended June 30, 2025, was $(19,377), a decrease of $15,139 as compared to the six months ended June 30, 2024. The total other income (expense), net decrease was largely attributable to the voluntary partial payoff agreement for the CC East Virginia Promissory Note resulting in a Gain on Debt Extinguishment of $2,947 for the three months ended June 30, 2025, compared to a Loss on Debt Extinguishment of $(3,068) attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement for the three months ended June 30, 2024. Additionally, the other income (expense), net decrease was attributable to less interest expense on our debt obligations coupled with a Gain on Deconsolidation relating to our Arkansas operations during January 2025, which no longer met the criteria for consolidation as a result of termination of contracts providing us with control over the applicable entity's operations, when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the six months ended June 30, 2025, was $(52,501), an increase of $(10,494) or 25.0% primarily due to the forecasted annualized effective tax rates, adjusted for discrete items.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$73,340	$92,471	$(19,131)	(20.7)%
Retail	169,098	164,592	4,506	2.7%
Intersegment Eliminations	(40,166)	(34,673)	(5,493)	15.8%
Total Revenues, net of discounts	$202,272	$222,390	$(20,118)	(9.0)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $73,340 for the three months ended June 30, 2025, a decrease of $19,131 or 20.7%, compared to the three months ended June 30, 2024, in each case, excluding intersegment eliminations. The decrease in cultivation (wholesale) revenues, net of discounts, was driven by the Company's accounts receivable strategy of maintaining a number of accounts on hold for non-payment, competition in the New Jersey and Illinois markets and strategic allocation of materials for new product development when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024.
Revenues, net of discounts, for the retail segment were $169,098 for the three months ended June 30, 2025, an increase of $4,506 or 2.7%, compared to the three months ended June 30, 2024, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was primarily driven by favorable contributions from the CC East Virginia and Cannabist AZ acquisitions and increased sales within the Florida market. Additionally, the Company continued to see increased competition and promotional activity, specifically in New Jersey and Illinois, which is consistent with other multi-state cannabis operators.

	For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$152,901	$178,591	$(25,690)	(14.4)%
Retail	337,905	333,180	4,725	1.4%
Intersegment Eliminations	(78,725)	(68,075)	(10,650)	15.6%
Total Revenues, net of discounts	$412,081	$443,696	$(31,615)	(7.1)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $152,901 for the six months ended June 30, 2025, a decrease of $25,690 or 14.4%, compared to the six months ended June 30, 2024, in each case, excluding intersegment eliminations. The decrease in cultivation (wholesale) revenues, net of discounts, was driven by the Company's accounts receivable strategy of maintaining a number of accounts on hold for non-payment, competition and reduced third-party wholesale sales in the New Jersey and Illinois markets, as well as, strategic allocation of materials for new product development.
Revenues, net of discounts, for the retail segment were $337,905 for the six months ended June 30, 2025, an increase of $4,725 or 1.4%, compared to the six months ended June 30, 2024, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was driven by increased sales within the Florida market, the launch of the Ohio adult-use program during August 2024, new store openings and acquisition activity when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024. Additionally, the Company continued to see increased competition and promotional activity, specifically in New Jersey and Illinois which is consistent with other multi-state cannabis operators.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended June 30, 2025, approximately 30.3% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 69.7% from the retail business, excluding intersegment eliminations. For the six months ended June 30, 2025, approximately 31.2% of revenue was generated from the cultivation (wholesale) business and approximately 68.8% from the retail business, excluding intersegment eliminations.
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

Selling costs generally correlate to revenue. As a percentage of sales, selling costs are expected to increase slightly in currently operational markets as facility and market expansion occurs. The increase is expected to be driven primarily by the growth of the Company’s retail and cultivation (wholesale) channels and new retail openings.

SG&A expenses also include costs incurred at the Company’s corporate offices, primarily related to back-office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and professional service costs. SG&A expenses may increase in connection with supporting the business and could experience an increase in expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a public-reporting company and publicly traded in Canada and a public-reporting company in the U.S.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of June 30, 2025 and December 31, 2024, the Company had total current liabilities of $147,832 and $197,968, respectively. As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $68,569 and $87,796, respectively, to meet its current obligations. The Company had working capital of $223,524 as of June 30, 2025, an increase of working capital of $63,983 as compared to December 31, 2024. This increase in working capital during the six months ended June 30, 2025 compared to December 31, 2024, was attributable to an increase in inventory driven by higher production volumes and more efficient harvests from expanded cultivation facilities coupled with increases in Held for Sale Assets related to, in the aggregate, cultivation facilities in Florida, Massachusetts and Pennsylvania, two retail facilities in Massachusetts and a property in Virginia as of June 30, 2025.
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
As of June 30, 2025, the Company was in compliance with such covenants.
George Archos, the Chairman and Chief Executive Officer of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.
Tax Liabilities
The Company has U.S. income tax payable liabilities. These income tax payable liabilities will require payment from our liquidity sources, and we believe we have sufficient liquidity for both short-term and long-term payments of our income tax payable liabilities in addition to our other obligations. The Company expects to retain additional cash from operations, due in part to the Company's treatment of Section 280E of the Code as not applying to limit its deduction of ordinary and necessary business expenses.

Sources and Uses of Cash
Net Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	$ Change
Net Cash Provided by Operating Activities	$12,686	$38,962	$(26,276)
Net Cash Used in Investing Activities	(15,183)	(28,215)	13,032
Net Cash Used in Financing Activities	(16,727)	(55,470)	38,743
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. During the six months ended June 30, 2025 and 2024, the Company had net cash inflows of $12,686 and $38,962, respectively. The $26,276 decrease was largely driven by an increase in inventory driven by higher production volumes and more efficient harvests from expanded cultivation facilities when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024.
Cash Flows from Investing Activities. During the six months ended June 30, 2025 and 2024, the Company had net cash outflows of $(15,183) and $(28,215), respectively. The $13,032 decrease in net cash outflows during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by proceeds from the Noah's Ark deconsolidation of $9,071 coupled with lower purchases of property, plant and equipment of $(24,333) during the six months ended June 30, 2025, compared to purchases of property, plant and equipment of $(28,215) during the six months ended June 30, 2024.
Cash Flows from Financing Activities. During the six months ended June 30, 2025 and 2024, the Company had net cash outflows of $(16,727) and $(55,470), respectively. The $38,743 decrease in net cash outflows during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was largely attributable to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement during the six months ended June 30, 2024 partially offset by the partial payoff related to a portion of the CC East Virginia Promissory Note and distributions made to non-controlling interest holders during the six months ended June 30, 2025.
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
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated, as of June 30, 2025, the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Each of Part I, Item 1A. “Risk Factors” in our Form 10-K and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025 (the “Q1 2025 Form 10-Q”), include a discussion of our risk factors. There have been no material changes from the risk factors described within the Form 10-K and the Q1 2025 Form 10-Q. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250,000 worth of Subordinate Voting Shares, in the aggregate, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. During the three months ended June 30, 2025, 297,225 Subordinate Voting Shares were issued as a portion of such consideration, representing a value of $625,000. All of such Subordinate Voting Shares were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), because (i) the issuances were not made by general solicitation or advertising and (ii) the issuances were made only to “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Trip McDermott, the Company’s Chief Operating Officer, terminated his prearranged share trading plan, which was intended to satisfy the affirmative defenses of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions on June 2, 2025.

Form 8-K Disclosures

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).

Resignation of President

On August 1, 2025, Darren Weiss resigned from his role as the President of the Company and from all his positions as an officer, director, manager or employee with all subsidiaries and controlled affiliates of the Company. Mr. Weiss is pursuing other business opportunities related to the cannabis industry and its participants outside of North America, and his decision to resign from the Company is not the result of any disagreements with the Company.

Consulting Agreement

On August 4, 2025, the Company entered into a consulting agreement with Mr. Weiss (the “Consulting Agreement”). Under the Consulting Agreement, Mr. Weiss will provide strategic, business development and other business services to the Company and its subsidiaries related to the cannabis industry and its participants operating outside of North America, including regulatory and market updates. Mr. Weiss has also granted the Company a right of first refusal to participate in transactions and business opportunities outside of North America which are proposed, initiated or led by Mr. Weiss or in which he intends to participate.

The scheduled term of the Consulting Agreement will expire on August 3, 2026, which may be extended by mutual agreement of the Company and Mr. Weiss. In consideration for Mr. Weiss’ services, the Company will pay Mr. Weiss a monthly base consulting fee of $39,000 per month, plus reimbursement for reasonable out-of-pocket business expenses incurred in performing the consulting services. In addition, Mr. Weiss is eligible to earn performance bonuses based on the fulfillment of certain conditions. The Consulting Agreement contains customary representations, warranties, covenants and confidentiality provisions.

The foregoing description of the Consulting Agreement does not purport to be complete and is qualified, in its entirety, by reference to the full text and terms of the Consulting Agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

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

10.1*†
Resignation Agreement and General Release between Verano Holdings Corp. and Brett Summerer dated April 13, 2025 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2025 (File No. 000-56342) and incorporated herein by reference).

10.2**#	Amendment, effective May 27, 2025, to the Verano Holdings LLC Promissory Note dated August 21, 2024.

10.3**	Waiver and Partial Payoff Agreement by and among Verano Holdings, LLC, The Cannabist Company Holdings, Inc. and CC VA Holdco LLC entered into as of May 27, 2025.

10.4**†^	Consulting Agreement dated August 4, 2025 by and between Verano Holdings Corp. and Darren Weiss.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
*    Previously filed.
**    Filed herewith
***     Furnished herewith
†    Management contract, compensatory plan or arrangement.
#    Certain information contained in this exhibit has been omitted pursuant to 601(b)(10) because such information (i) is not material and (ii) is the type of information that the Company both customarily and actually treats as private and confidential.
^    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 7, 2025

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Richard Tarapchak
Name:	Richard Tarapchak
Title:	Chief Financial Officer