Form 10-Q
period 2025-09-30
Verano Holdings Corp.
filed 2025-10-29
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025, the registrant had 361,815,879 Class A subordinate voting shares and no Class B proportionate voting shares outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$82,623	$87,796
Accounts Receivable, net	32,457	40,264
Held for Sale Assets	38,397	32,150
Inventory	219,716	184,456
Prepaid Expenses and Other Current Assets	12,232	12,843

Total Current Assets	385,425	357,509

Property, Plant and Equipment, net	499,798	537,964
Right-of-Use Assets, net	95,614	99,915
Intangible Assets, net	683,771	734,005
Goodwill	247,600	246,230
Deposits and Other Assets	13,142	13,333

TOTAL ASSETS	$1,925,350	$1,988,956

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$42,318	$39,927
Accrued Liabilities	71,763	68,941
Income Tax Payable	14,344	58,762
Current Portion of Lease Liabilities	11,666	11,250
Current Portion of Debt	2,936	18,153
Acquisition Consideration Payable	384	935

Total Current Liabilities	143,411	197,968

Long-Term Liabilities:
Debt, net of Current Portion	397,823	395,696
Lease Liabilities, net of Current Portion	92,945	97,884
Uncertain Tax Positions	333,907	270,579
Deferred Income Taxes	71,023	74,099
Other Long-Term Liabilities	2,156	1,911

Total Long-Term Liabilities	897,854	840,169

TOTAL LIABILITIES	1,041,265	1,038,137

SHAREHOLDERS’ EQUITY	885,862	952,174
NON-CONTROLLING INTEREST	(1,777)	(1,355)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,925,350	$1,988,956
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net of Discounts	$202,810	$216,683	$614,891	$660,379
Cost of Goods Sold, net	107,573	107,586	307,089	323,982

Gross Profit	95,237	109,097	307,802	336,397

Operating Expenses
Selling, General, and Administrative Expenses	80,560	92,327	251,484	269,690
Loss on Impairment of Fixed Assets & Held For Sale Assets	5,400	—	5,828	—

Total Operating Expenses	85,960	92,327	257,312	269,690

Income from Operations	9,277	16,770	50,490	66,707

Other Income (Expense):
Loss on Disposal of Property, Plant and Equipment	(620)	(604)	(916)	(747)
Gain on Deconsolidation	—	—	4,739	—
Gain (Loss) on Debt Extinguishment	(946)	—	1,938	(3,068)
Interest Expense, net	(13,212)	(12,771)	(40,981)	(42,122)
Other Expense, net	(9,890)	(484)	(8,825)	(2,438)

Total Other (Expense), net	(24,668)	(13,859)	(44,045)	(48,375)

Income (Loss) Before Provision for Income Taxes	(15,391)	2,911	6,445	18,332

Provision for Income Taxes	(28,441)	(45,478)	(80,942)	(87,485)

Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(43,832)	$(42,567)	$(74,497)	$(69,153)

Net Loss per share – basic & diluted	$(0.12)	$(0.12)	$(0.21)	$(0.20)

Basic & Diluted – weighted average shares outstanding	361,788,905	351,168,596	360,444,112	346,727,978
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity ($ in Thousands)

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of July 1, 2024	346,417,144	$1,689,723	$2	$(468,333)	$—	$1,221,392

Share-based compensation	92,229	4,667	—	—	—	4,667

Issuance of shares in conjunction with acquisitions	10,416,041	34,453	—	—	—	34,453

Foreign Currency Translation Adjustment	—	—	(1)	—	—	(1)

Distributions paid to non-controlling interest holders	—	—	—	—	(226)	(226)

Net Loss	—	—	—	(42,567)	—	(42,567)

Balance as of September 30, 2024	356,925,414	$1,728,843	$1	$(510,900)	$(226)	$1,217,718

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of July 1, 2025	361,779,913	$1,741,501	$2	$(814,271)	$(1,777)	$925,455

Share-based compensation	35,966	2,461	—	—	—	2,461

Foreign Currency Translation Adjustment	—	—	1	—	—	1

Net Loss	—	—	—	(43,832)	—	(43,832)

Balance as of September 30, 2025	361,815,879	$1,743,962	$3	$(858,103)	$(1,777)	$884,085
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity (Continued) ($ in Thousands)

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2024	344,074,096	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

Share-based compensation	2,404,096	12,550	—	—	—	12,550

Issuance of shares in conjunction with acquisitions	10,416,041	34,453	—	—	—	34,453

Foreign Currency Translation Adjustment	—	—	14	—	—	14

Contingent consideration & other adjustments to purchase accounting	31,181	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	(226)	(226)

Net Loss	—	—	—	(69,153)	—	(69,153)

Balance as of September 30, 2024	356,925,414	$1,728,843	$1	$(510,900)	$(226)	$1,217,718

	Subordinate Voting Shares	Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance as of January 1, 2025	358,747,290	$1,735,775	$5	$(783,606)	$(1,355)	$950,819

Share-based compensation	2,771,364	8,187	—	—	—	8,187

Foreign Currency Translation Adjustment	—	—	(2)	—	—	(2)

Contingent consideration & other adjustments to purchase accounting	297,225	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	(4,672)	(4,672)

Non-controlling interest adjustment for change in ownership	—	—	—	—	4,250	4,250

Net Loss	—	—	—	(74,497)	—	(74,497)

Balance as of September 30, 2025	361,815,879	$1,743,962	$3	$(858,103)	$(1,777)	$884,085
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(74,497)	$(69,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,839	108,150
Right-of-use assets amortization	8,970	9,466
Loss on disposal of property, plant and equipment	916	747
Gain on deconsolidation	(4,739)	—
Loss on impairment of fixed assets & held for sale assets	5,828	—
(Gain) Loss on debt extinguishment	(1,938)	3,068
Stock based compensation	9,164	13,034
Loss contingencies	10,000	—
Other, net	8,260	8,368
Changes in assets and liabilities:
Accounts receivable, net	4,014	(8,277)
Inventory	(36,400)	(18,310)
Accounts payable	6,703	(1,167)
Income tax payable	(44,418)	36,523
Uncertain tax positions	63,329	—
Deferred income taxes	(3,076)	(15,003)
Other assets, net	1,604	7,894
Other liabilities, net	(9,519)	(6,646)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,040	68,694

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	$—	$(35,875)
Purchases of property, plant and equipment	(31,792)	$(84,803)
Proceeds from disposal of assets	87	52
Proceeds from deconsolidation	9,071	—
Other investing activities	—	(226)
NET CASH USED IN INVESTING ACTIVITIES	(22,634)	(120,852)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of deferred acquisition price payable	$(583)	$(32)
Proceeds from issuance of debt	62,000	—
Principal repayments of debt	(75,657)	(56,466)
Debt issuance costs paid	(2,665)	—
Payment of debt extinguishment	—	(1,000)
Distributions paid to non-controlling interest holders	(4,672)	—
Other financing activities	—	(137)
NET CASH USED IN FINANCING ACTIVITIES	(21,577)	(57,635)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,171)	$(109,793)
Effects of exchange rate fluctuations on cash and cash equivalents	$(2)	$14
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$87,796	$174,760
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,623	$64,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$36,863	$39,838
NONCASH INVESTING AND FINANCING ACTIVITIES
Debt extinguishment in connection with deconsolidation	$1,146	$—
Issuance of debt for acquisition of business	$—	$26,700
Issuance of shares under business combinations	$—	$34,453
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
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars, and all references to “C$” refer to Canadian dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 (the “2024 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 (the “Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year's presentation, which the Company does not consider to be material. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated balance sheet as of December 31, 2024 contained in the 2024 Annual Audited Financials included in the Form 10-K.

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
i.Assets Held for Sale
Assets held for sale represent land, buildings and other fixed assets less accumulated depreciation related to facilities in which the Company has no continuing involvement. The Company records assets held for sale in accordance with ASC 360, Property, Plant, and Equipment, at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers. In an effort to maximize its return on investments coupled with footprint optimization, the Company had $36,181 of assets held for sale related to cultivation facilities in Florida, Massachusetts and Pennsylvania and $2,216 of assets held for sale related to two retail facilities in Massachusetts and a property in Virginia as of September 30, 2025. During the three months ended September 30, 2025, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $5,400 as the carrying value exceed the fair value less the cost to sell by such amount.
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
To determine diluted income (loss) per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and nine months ended September 30, 2025 and 2024 because their impact would have been anti-dilutive.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)

(f)Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU “2025-06”) which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. While the Company is currently evaluating the impact of ASU 2025-06 on the consolidated financial statements, we do not expect it to have a material impact on our financial position or results of operations and we do not intend to early adopt.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Raw Materials	$4,645	$3,991
Work in Process	156,648	135,185
Packaging and Miscellaneous	12,558	10,115
Finished Goods	45,865	35,165

Total Inventory	$219,716	$184,456

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Land	$25,990	$29,032
Buildings and Improvements	162,700	173,432
Furniture and Fixtures	21,355	21,326
Computer Equipment and Software	29,091	28,525
Leasehold Improvements	280,271	268,836
Tools and Equipment	100,494	98,133
Vehicles	4,345	4,341
Assets Under Construction (1)	96,996	96,981

Total Property, Plant and Equipment, Gross	721,242	720,606
Less: Accumulated Depreciation	(221,444)	(182,642)

Total Property, Plant and Equipment, Net	$499,798	$537,964
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended September 30, 2025 and September 30, 2024, depreciation expense included in costs of goods sold totaled $9,894 and $9,511, respectively. For the three months ended September 30, 2025 and September 30, 2024, depreciation expense included in selling, general, and administrative expense totaled $4,896 and $4,401, respectively.
For the nine months ended September 30, 2025 and September 30, 2024, depreciation expense included in costs of goods sold totaled $29,567 and $27,065, respectively. For the nine months ended September 30, 2025 and September 30, 2024, depreciation expense included in selling, general, and administrative expense totaled $14,952 and $12,558, respectively.

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
As of September 30, 2025, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2025	$922,358	$45,108	$5,546	$973,012
Balance as of September 30, 2025	$922,358	$45,108	$5,546	$973,012

Accumulated Amortization
Balance as of January 1, 2025	218,578	16,858	3,571	239,007
Amortization	46,167	3,383	684	50,234
Balance as of September 30, 2025	$264,745	$20,241	$4,255	$289,241

Net Book Value
Balance as of January 1, 2025	703,780	28,250	1,975	734,005
Balance as of September 30, 2025	$657,613	$24,867	$1,291	$683,771
The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2025:

Year Ending December 31:	Estimated Amortization
2025 (Remaining)	$16,745
2026	66,332
2027	66,273
2028	66,259
2029	66,257
Thereafter	401,905
Total	$683,771
The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2025 were as follows:

	January 1, 2025	Impairment	Adjustments to purchase price allocation	Acquisitions	September 30, 2025
Cultivation	$48,597	$—	$293	$—	$48,890
Retail	197,633	—	1,077	—	198,710
Total	$246,230	$—	$1,370	$—	$247,600

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
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net Loss attributable to Verano Holdings Corp.	$(43,832)	$(42,567)	$(74,497)	$(69,153)

Denominator
Basic
Weighted-average shares outstanding – basic	361,788,905	351,168,596	360,444,112	346,727,978

Diluted
Weighted-average shares outstanding – diluted	361,788,905	351,168,596	360,444,112	346,727,978

Net Loss per share - basic & diluted	$(0.12)	$(0.12)	$(0.21)	$(0.20)
For the three and nine months ended September 30, 2025, outstanding restricted stock units (“RSUs”) of approximately 4,794,732 were anti-dilutive under the treasury stock method and were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future. Potentially dilutive securities of approximately 2,223,321 and 3,672,228 for the three and nine months ended September 30, 2024, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
The disposition resulted in a gain of $4,739 for the nine months ended September 30, 2025 which is classified as a component of Other Income (Expense) in these Unaudited Interim Condensed Consolidated Statement of Operations.
Other Acquisition Consideration Payable Adjustments
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250 worth of Subordinate Voting Shares, in the aggregate, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. During 2024, 297,225 Subordinate Voting Shares were issued as a portion of such consideration, representing a value of $625. During the three months ended September 30, 2025, the Company made cash payments in the amount of $125 related to the purchase price consideration. During the nine months ended September 30, 2025, the Company made total cash payments in the amount of $583 and issued 297,225 Subordinate Voting Shares related to the purchase price consideration of certain assets from Ivy Hall Mount Holly, LLC. The Company expects to make cash consideration payments of $417, as the final portion of such consideration.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of September 30, 2025 and December 31, 2024, debt consisted of the following:

	September 30, 2025	December 31, 2024

Credit Facility	$241,950	$294,750
Revolver	50,000	—
Promissory Notes	2,010	22,455
Mortgage Loans	114,754	107,306
Vehicle and Equipment Loans	325	596
Unamortized Debt Issuance Costs	(8,280)	(11,258)

Total Debt	$400,759	$413,849

Less: Current Portion of Debt	2,936	18,153

Total Long-Term Debt, net	$397,823	$395,696
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
The 2022 Credit Agreement provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan in the aggregate principal amount of up to $100,000; provided that the Lenders elect to fund such incremental term loan. Beginning in October 2023, the loan required scheduled amortization payments of $350 per month and the remaining principal balance is due in full on October 30, 2026.
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
On September 30, 2025, the Company made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement, without any penalty or premium.
The 2022 Credit Agreement includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
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
As of September 30, 2025, the Company was in compliance with such covenants.
Revolver
On September 30, 2025, the Company entered into a credit agreement (the “Revolver”), by and among the Company, as a guarantor, certain subsidiaries of the Company from time-to-time party thereto as borrowers (the “Real Estate Subsidiaries”), lenders from time-to-time party thereto, and Chicago Atlantic, as administrative agent for the Lenders.
The Revolver provides for a $75,000 revolving loan facility, $50,000 of which was drawn on September 30, 2025 and used to prepay, without any penalty or premium, $50,000 of outstanding obligations due under the 2022 Credit Agreement. Amounts drawn under the Revolver do not require amortization payments and all outstanding amounts are due in full on September 29, 2028. The Revolver provides for a floating annual interest rate on amounts drawn equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 6%, which rate may be increased by 3% upon an event of default or 6% upon a material event of default as provided in the Revolver. The Company incurred debt issuance costs of $2,209 in connection with the establishment of the Revolver. In accordance with ASC 835-30 Interest-imputation of interest (“ASC 835-30”), these costs are presented on the Condensed Consolidated Balance Sheet as a direct deduction from the carrying amount of the related debt liability. The debt issuance costs are amortized over the contractual term of the Revolver using the effective interest method. Amortization expense related to these costs is included in Interest Expense in the accompanying Unaudited Interim Condensed Consolidated Statements of Operations.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT (Continued)
The Revolver may be drawn in $2,500 increments upon ten business days prior notice and any outstanding amount under the Revolver may be voluntarily prepaid in $2,500 increments upon five business days prior notice without any penalty or premium, unless such prepayment occurs within six months of the applicable advance, in which case, such prepayment shall be subject to a six-month interest make whole. Any amounts prepaid may be redrawn subject to the same requirements set forth above. The Revolver is subject to a borrowing base which requires the outstanding principal balance under the Revolver to be equal to or less than 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver from time to time.
The obligations under the Revolver are secured by substantially all of the assets of the Real Estate Subsidiaries, which primarily consistent of owned real estate, and are guaranteed by the Company on an unsecured basis. Additionally, the Revolver allows for the proportionate release of certain Real Estate Subsidiaries upon request of the Company so long as the outstanding principal balance under the Revolver does not exceed 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral after giving effect to such release.
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
The Revolver also includes customary negative covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to (a) incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and (b) enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others.
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests of CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $26,700, which was amended to $27,852 on May 27, 2025 in connection with a purchase price adjustment. The CC East Virginia Promissory Note has an estimated fair value of $26,068, and bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date. Subsequently, on May 27, 2025, the Company entered into a waiver and partial payoff agreement related to a portion of the CC East Virginia Promissory Note. During the nine months ended September 30, 2025, the Company partially extinguished the CC East Virginia Promissory Note.
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
(a)Issued and Outstanding
As of September 30, 2025, the Company had 361,815,879 Subordinate Voting Shares issued and outstanding and no Proportionate Voting Shares outstanding. The Company has the following two classes of share capital, with each class having no par value:
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

Options
The Company had 31,759 fully vested and exercisable options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, with a weighted average exercise price of C$30.13 and a weighted average remaining contractual life of 4.05 years as of September 30, 2025.
No fully vested options, entitling the holder thereof to one Subordinate Voting Share per each option upon exercise, were cancelled during the nine months ended September 30, 2025. No options were granted or forfeited during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, there were no in-the-money options.
RSUs
The following table summarizes the number of unvested RSU awards as of September 30, 2025 and December 31, 2024 and the changes during the nine months ended September 30, 2025:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2024	6,302,987	4.96
Granted	1,819,053	0.88
Forfeited	709,103	3.75
Vested	2,618,205	4.66
Unvested RSUs at September 30, 2025	4,794,732	3.54
The stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	$—	$—	$—	$—
Restricted Stock Units	2,522	4,790	9,164	13,034
Total Stock Based Compensation Expense	$2,522	$4,790	$9,164	$13,034

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (Loss) before Income Taxes	$(15,391)	$2,911	$6,445	$18,332
Income Tax Expense	(28,441)	(45,478)	(80,942)	(87,485)
Effective Tax Rate	(185)%	1,562%	1,256%	477%
The effective tax rates for the three and nine months ended September 30, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $7,889 and $9,927 were recorded during the three months ended September 30, 2025 and 2024, respectively. Net discrete tax items of $21,523 and $18,623 were recorded during the nine months ended September 30, 2025 and 2024, respectively. Discrete items recorded during the three and nine months ended September 30, 2025 and 2024 primarily relate to penalties and interest on unpaid tax liabilities, impacts of prior period and return to provision adjustments, and remeasurement of deferred taxes for state tax rate changes.
The U.S. Internal Revenue Service has taken the position that cannabis companies are subject to the limits of Section 280E of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, under which, they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E of the Code.
During the year ended December 31, 2024, the Company recorded an uncertain tax liability in uncertain tax positions on the Consolidated Balance Sheet for tax positions taken based on legal interpretations that challenge the Company's tax liability under Section 280E of the Code.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes key elements of the Tax Cuts and Jobs Act of 2017 permanent, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The impacts to the Company associated with the OBBBA were related to bonus depreciation and the Section 163(j) limitation and the Company has applied the related impacts to the tax provision in the period of enactment. The Company continues to expect impacts from the OBBBA related to the estimated annual effective tax rate and cash tax position for the year ending December 31, 2025.
Taxes paid during the nine months ended September 30, 2025 and 2024 were $69,666 and $74,026, respectively. Taxes paid of $69,666 during the nine months ended September 30, 2025, excludes $3,940 of refunds for which a full unrecognized tax liability has been recorded on the Condensed Consolidated Balance Sheets.

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
During the three months ended September 30, 2025 and 2024, the Company recorded approximately $5,702 and $5,210 in operating lease expense, respectively, of which $317 and $198 was included in cost of goods sold for the same periods, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded approximately $17,112 and $15,122 in operating lease expense, respectively, of which $951 and $426 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term - years	7.66	8.08
Weighted average discount rate	10.48%	10.28%
Maturities of lease liabilities for operating leases as of September 30, 2025 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2025 (Remaining)	$5,454
2026	21,661
2027	21,002
2028	20,274
2029	19,238
Thereafter	69,750

Total Lease Payments	157,379

Less: Imputed Interest	(52,768)

Present Value of Lease Liability	$104,611

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2025, other than as set forth below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest. The Company accrues loss contingencies in accordance with ASC 450, Contingencies, if, in the opinion of management and its legal counsel, the risk of loss is probable and the amount can be reasonably estimated.
Vireo Litigation
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

On May 2, 2024, GGH filed an application with the Supreme Court of British Columbia seeking an order granting summary trial in the ongoing litigation between the Company and GGH regarding the GGH Arrangement Agreement. In the application, GGH stated it is seeking $860,900 in damages, plus costs and interest (the “GGH Application for Summary Trial”). On June 19, 2024, the Company filed an application in response seeking: (i) dismissal of the GGH Application for Summary Trial on the grounds that the issues raised by it are not suitable for disposition by summary trial and will not assist the efficient resolution of the proceeding; and (ii) an order that the report on damages filed by GGH in support of the GGH Application for Summary Trial is inadmissible and shall be excluded from evidence in the trial, or any summary trial, of this matter. On September 17, 2024, the Company filed an amended response and counterclaim with the Supreme Court of British Columbia, primarily in response to communications disclosed by GGH during the discovery process. As of and for the three months ended September 30, 2025, and further noted in Note 17 – Subsequent Events, the Company recorded a loss contingency of $10,000 in connection with the settlement of the GGH litigation outlined above. The Company recorded the loss contingency to other income (expense), net in the Unaudited Interim Condensed Consolidated Statements of Operations and under accrued liabilities in the Condensed Consolidated Balance Sheets for such amount.

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
Within the tables below the Other Segment Items for each segment primarily consists of certain selling, general, and administrative expenses and other operational costs. Summarized financial information for the Company's reportable segments consisted of the following:

	For the Three Months Ended September 30, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$164,462	$81,951	$(43,603)	$202,810
Cost of Goods Sold, net	(92,293)	(58,886)	43,606	(107,573)
Other Segment Items	(26,969)	11,735	(26,894)	(42,128)
Adjusted EBITDA	$45,200	$34,800	$(26,891)	$53,109
Acquisition Adjustments and Other Income (Expense), net				(18,057)
Acquisition, Transaction and Other Non-operating Costs				(3,149)
Employee Stock Compensation				(2,522)
Interest Expense, net				(13,212)
Depreciation and Amortization				(31,560)
Income from operations before income taxes				$(15,391)

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.SEGMENTS (Continued)

	For the Three Months Ended September 30, 2024
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$164,288	$90,451	$(38,056)	$216,683
Cost of Goods Sold, net	(91,321)	(53,267)	37,002	(107,586)
Other Segment Items	(29,002)	12,878	(28,515)	(44,639)
Adjusted EBITDA	$43,965	$50,062	$(29,569)	$64,458
Acquisition Adjustments and Other Income (Expense), net				(1,703)
Acquisition, Transaction and Other Non-operating Costs				(5,418)
Employee Stock Compensation				(4,790)
Interest Expense, net				(12,771)
Depreciation and Amortization				(36,865)
Income from operations before income taxes				$2,911

	For the Nine Months Ended September 30, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$502,367	$234,852	$(122,328)	$614,891
Cost of Goods Sold, net	(275,454)	(151,286)	119,651	(307,089)
Other Segment Items	(82,548)	37,578	(89,172)	(134,142)
Adjusted EBITDA	$144,365	$121,144	$(91,849)	$173,660
Acquisition Adjustments and Other Income (Expense), net				(12,176)
Acquisition, Transaction and Other Non-operating Costs				(10,055)
Employee Stock Compensation				(9,164)
Interest Expense, net				(40,981)
Depreciation and Amortization				(94,839)
Income from operations before income taxes				$6,445

	For the Nine Months Ended September 30, 2024
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$497,468	$269,042	$(106,131)	$660,379
Cost of Goods Sold, net	(275,022)	(150,714)	101,754	(323,982)
Other Segment Items	(85,787)	34,514	(83,520)	(134,793)
Adjusted EBITDA	$136,659	$152,842	$(87,897)	$201,604
Acquisition Adjustments and Other Income (Expense), net				(8,502)
Acquisition, Transaction and Other Non-operating Costs				(11,464)
Employee Stock Compensation				(13,034)
Interest Expense, net				(42,122)
Depreciation and Amortization				(108,150)
Income from operations before income taxes				$18,332

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
As of September 30, 2025, there were approximately 179 million1 points outstanding with an approximate value of $7,088. As of December 31, 2024, there were approximately 150 million1 points outstanding with an approximate value of $7,449. Such balances are included in Accrued Liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity (“VIE”) model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024

Current Assets	$5,716	$6,736
Non-Current Assets	28,217	26,555
Current Liabilities	34,479	31,492
Non-Current Liabilities	6,193	5,903
Equity attributable to Verano Holdings Corp.	(4,962)	(1,844)
Non-Controlling Interest	(1,777)	(2,260)
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
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of September 30, 2025 and December 31, 2024 was $400,759 and $413,849, respectively, which included $2,936 and $18,153, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$82,623	$—	$—	$82,623
Acquisition Consideration Payable	—	—	(384)	(384)
Total	$82,623	$—	$(384)	$82,239

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$87,796	$—	$—	$87,796
Acquisition Consideration Payable	—	—	(935)	(935)
Total	$87,796	$—	$(935)	$86,861

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
Two Pointo
In October 2022, the Company entered into a conditional management and services agreements with each of Americana Dream, LLC and Green Therapy, LLC, operators of dispensaries in Illinois pursuant to social equity licenses issued by Illinois regulatory authorities (together, the “LLCs”), and in 2023 the Company received an aggregate of $10 for services rendered under the agreements. The Company sold products to the LLCs and two associated entities on a wholesale basis in the aggregate amount of $681, net of discounts, and $2,856, net of discounts, for the three and nine months ended September 30, 2024, respectively. As of December 31, 2024, the amount due from the LLCs and two associated entities was $552. Two Pointo, LLC (“Two Point”) has contractual rights to purchase ownership interests in the LLCs and associated entities, subject to submitting a request for and receiving applicable Illinois regulatory approvals and other conditions. The existing owners of the LLCs and associated entities will maintain ownership interests together with Two Point. In 2023, Darren Weiss, the Company’s former President, received in connection with application support services rendered to an LLC in 2019, (i) a 2.73% profit interest in Two Point subject to Two Point’s purchase of ownership interests in the LLCs, and (ii) a profit interest in Two Point of 0.30%, and David Spreckman, the Company’s Chief Marketing Officer, received a profit interest in Two Point of 0.30% for services. All profit interests issued to Messrs. Weiss and Spreckman were voluntarily forfeited in 2024 as if they were never granted. Maria Fragias, an immediate family member of George Archos, the Company’s Chairman and Chief Executive Officer, is the beneficiary of a trust that held a 7.92% ownership interest and a 3.95% profit interest in Two Point. During the year ended December 31, 2024, the trust for which Maria Fragias was a beneficiary, divested all ownership and profit interests in Two Point. To the Company's knowledge, none of the trust or such persons received any distributions, payments, or proceeds from Two Point.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 and $46 during each of the three months ended September 30, 2025 and 2024, respectively, and $138 and $138 during each of the nine months ended September 30, 2025 and 2024, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $93 and $92 during the three months ended September 30, 2025 and 2024, respectively, and $278 and $274 during the nine months ended September 30, 2025 and 2024, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $2,838 during the nine months ended September 30, 2025 and $1,382 during the year ended December 31, 2024. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, held an ownership interest of less than 1% in Sweed as of September 30, 2025.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

17.SUBSEQUENT EVENTS
Special Meeting of Shareholders

On October 27, 2025 the Company’s shareholders approved, at a special meeting, a special resolution to approve a plan of arrangement under Section 288 of the Business Corporations Act (British Columbia) involving, among other things, the continuance of the Company from the laws of British Columbia, Canada to the laws of the State of Nevada in the United States (the “Continuance”), which was subsequently authorized by the Company’s Board of Directors. The Company plans to consummate the Continuance as soon as it is able in light of the strike of employees at the British Columbia Registrar of Companies.

Vireo Litigation

On October 28, 2025, the Company reached a comprehensive settlement dismissing all outstanding litigation matters between GGH and the Company that were pending before the Supreme Court of British Columbia, Canada. The settlement consisted of a $1,000 cash payment and the transfer of a building, which was non-operational and classified as held for sale in the amount of $9,000, to GGH.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2025 and September 30, 2024. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three and nine months ended September 30, 2025 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2024, 2023 and 2022 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K and this Form 10-Q. See “Cautionary Statement Regarding Forward-Looking Statements” above, “Risk Factors” in Part I, Item 1A above and “Risk Factors” in the Form 10-K and Part II, Item 1A of subsequently filed Form 10-Qs. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano, one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. An operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is the ongoing development of communal wellness by providing responsible access to regulated medical and adult use cannabis products to discerning customers. As of October 28, 2025, through our subsidiaries and affiliates we operate businesses in 13 states, including 158 retail dispensaries and 15 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of high-quality cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™ and Verano™. We also design, build and operate branded retail environments including Zen Leaf™ and MÜV™ dispensaries that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 40 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 8 states allow the use of low tetrahydrocannabinol (THC) and high cannabidiol (CBD) products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries.
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

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024 and (ii) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance.
Three Months Ended September 30, 2025, as Compared to Three Months Ended September 30, 2024

	For the Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change
Revenues, net of discounts	$202,810	$216,683	$(13,873)

Gross Profit	95,237	109,097	(13,860)

Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(43,832)	(42,567)	(1,265)

Net Loss per share – basic & diluted	(0.12)	(0.12)	0.00
Revenues, net of discounts
Revenues, net of discounts, for the three months ended September 30, 2025 was $202,810, a decrease of $13,873 or 6%, compared to revenue of $216,683 for the three months ended September 30, 2024. The decrease in revenue, net of discounts, was primarily attributable to price compression across several established markets, as well as competition within the cultivation (wholesale) segment. Additionally, declines within the cultivation (wholesale) segment were attributable to the Company's ongoing accounts receivable strategy as the Company continues to prioritize business with credit-worthy customers. Conversely, the retail segment experienced a modest increase driven by product availability in the Florida market. This was largely offset by targeted promotional activities and discounting strategies in retail stores to stimulate traffic and drive sales volumes, when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024. During the three months ended September 30, 2025, the Company opened one new retail store located within the Florida market. Retail revenue for the three months ended September 30, 2025 was approximately 67% of total revenue compared to 64% of total revenue for the three months ended September 30, 2024, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenue for the three months ended September 30, 2025 was approximately 33% of total revenue compared to 36% of total revenue for the three months ended September 30, 2024, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the three months ended September 30, 2025 was $95,237, representing a gross profit margin of 47%. This is compared to gross profit for the three months ended September 30, 2024 of $109,097, which represented a gross profit margin of 50%. The decrease was driven by a decline in revenues, net of discounts, attributable to the cultivation (wholesale) segment which experienced third-party price compression partially offset by a slight increase in revenues, net of discounts, attributable to the retail segment which experienced increased targeted promotional activities and discounting strategies in retail stores during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.
Net Loss
Net loss attributable to the Company for the three months ended September 30, 2025 was $(43,832), an increase of $1,265, compared to a net loss of $(42,567) for the three months ended September 30, 2024. The increase was primarily driven by a decrease in gross profit margin coupled with a loss contingency of $10,000 recorded to other income (expense), net and an impairment charge of $5,400 resulting from a reduction in the carrying value of a cultivation facility in Pennsylvania classified as a held-for-sale asset. This is partially offset by a lower provision for income taxes when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024.

	For the Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change
Cost of Goods Sold, net	$107,573	$107,586	$(13)

Selling, General, and Administrative Expenses	80,560	92,327	(11,767)

Total Other Income (Expense), net	(24,668)	(13,859)	(10,809)

Provision for Income Taxes	(28,441)	(45,478)	17,037
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net for the three months ended September 30, 2025 was $107,573, a decrease of $13 or less than 1%, as compared to the three months ended September 30, 2024. The modest decrease was primarily attributable to a decline in revenues, net of discounts, coupled with third-party price compression for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2025 were $80,560, a decrease of $11,767 or 13%, compared to SG&A expenses of $92,327 for the three months ended September 30, 2024. SG&A expenses as a percentage of revenue were 40% and 43% for the three months ended September 30, 2025 and September 30, 2024, respectively. The decrease in SG&A expenses was attributable to a decrease in depreciation and amortization expense coupled with a decrease in salaries and benefits when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024.
Total Other Income (Expense), net
Total other income (expense), net for the three months ended September 30, 2025, was $(24,668), an increase of $10,809 as compared to the three months ended September 30, 2024. The total other income (expense), net increase was attributable to a loss contingency of $10,000 coupled with a Loss on Debt Extinguishment of $946 related to the Permitted Partial Optional Prepayment on September 30, 2025, under the 2022 Credit Agreement for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended September 30, 2025, was $28,441, a decrease of $17,037 or 37% when compared to the three months ended September 30, 2024, primarily due to a decrease in overall revenues, net of discounts coupled with the forecasted annualized effective tax rates, adjusted for discrete items.

Nine Months Ended September 30, 2025, as Compared to Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change
Revenues, net of discounts	$614,891	$660,379	$(45,488)

Gross Profit	307,802	336,397	(28,595)

Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(74,497)	(69,153)	(5,344)

Net Loss per share – basic & diluted	(0.21)	(0.20)	(0.01)
Revenues, net of discounts
Revenues, net of discounts, for the nine months ended September 30, 2025 was $614,891, a decrease of $45,488 or 7%, compared to revenue of $660,379 for the nine months ended September 30, 2024. The decrease in revenue, net of discounts was driven primarily by the Company's accounts receivable strategy in the cultivation (wholesale) segment, of maintaining a number of accounts on hold for non-payment coupled with third-party price compression in established markets. This was partially offset by an increase in the retail segment driven by product availability in the Florida market. During the nine months ended September 30, 2025, the Company opened six new stores: two in Connecticut, three in Florida and one in Ohio. Retail revenue for the nine months ended September 30, 2025 was approximately 68% of total revenue compared to 65% of total revenue for the nine months ended September 30, 2024, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenue for the nine months ended September 30, 2025 was approximately 32% of total revenue compared to 35% of total revenue for the nine months ended September 30, 2024, in each case, excluding intersegment eliminations.
Gross Profit
Gross profit for the nine months ended September 30, 2025 was $307,802, representing a gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories of 50%. This is compared to gross profit for the nine months ended September 30, 2024 of $336,397, which represented a 51% gross profit margin on the sale of cannabis, cannabis extractions, edibles and related accessories. The decrease in gross profit during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily driven by increased targeted promotional activities and discounting strategies in retail stores as well as third-party price compression in the cultivation (wholesale) segment.
Net Loss
Net loss attributable to the Company for the nine months ended September 30, 2025 was $(74,497), an increase of $5,344, compared to a net loss of $(69,153) for the nine months ended September 30, 2024. The increase was largely driven by a loss contingency of $10,000 recorded to other income (expense), net and an impairment charge of $5,400 resulting from a reduction in the carrying value of a cultivation facility in Pennsylvania classified as a held-for-sale asset for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is partially offset by a lower provision for income taxes when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change
Cost of Goods Sold, net	$307,089	$323,982	$(16,893)

Selling, General, and Administrative Expenses	251,484	269,690	(18,206)

Total Other Income (Expense), net	(44,045)	(48,375)	4,330

Provision for Income Taxes	(80,942)	(87,485)	6,543
Cost of Goods Sold, net
Cost of goods sold, net, includes the costs directly attributable to cultivating and processing cannabis and for retail purchases of finished goods, such as flower, edibles, and concentrates. Cost of goods sold, net, for the nine months ended September 30, 2025 was $307,089, a decrease of $16,893 or 5%, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by third-party price compression in the cultivation (wholesale) segment.
Selling, General, and Administrative Expenses
SG&A for the nine months ended September 30, 2025 were $251,484, a decrease of $18,206 or 7%, compared to SG&A expenses of $269,690 for the nine months ended September 30, 2024. SG&A expenses as a percentage of revenue was 41% and 41% for the nine months ended September 30, 2025, and September 30, 2024, respectively. The decrease in SG&A expenses was driven by a decrease in depreciation and amortization expense coupled with ongoing efficiencies generated across the business when comparing the nine months ended September 30, 2025 to the six months ended September 30, 2024.
Total Other Income (Expense), net
Total other income (expense), net for the nine months ended September 30, 2025, was $(44,045), a decrease of $4,330 as compared to the nine months ended September 30, 2024. The total other income (expense), net decrease was attributable to the voluntary partial payoff agreement for the CC East Virginia Promissory Note resulting in a Gain on Debt Extinguishment partially offset by a Loss on Debt Extinguishment related to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement and a loss contingency of $10,000 during the nine months ended September 30, 2025. Additionally, the total other income (expense), net decrease was attributable to less interest expense on our debt obligations coupled with a Gain on Deconsolidation relating to our Arkansas operations during January 2025, which no longer met the criteria for consolidation as a result of termination of contracts providing us with control over the applicable entity's operations, when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the nine months ended September 30, 2025, was $(80,942), a decrease of $6,543 or 7% primarily due to a decrease in overall revenues, net of discounts, coupled with the forecasted annualized effective tax rates, adjusted for discrete items.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$81,951	$90,451	$(8,500)	(9.4)%
Retail	164,462	164,288	174	0.1%
Intersegment Eliminations	(43,603)	(38,056)	(5,547)	14.6%
Total Revenues, net of discounts	$202,810	$216,683	$(13,873)	(6.4)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $81,951 for the three months ended September 30, 2025, a decrease of $8,500 or 9%, compared to the three months ended September 30, 2024, in each case, excluding intersegment eliminations. The decrease in cultivation (wholesale) revenues, net of discounts, was driven by the Company's accounts receivable strategy of maintaining a number of accounts on hold for non-payment and competition in certain markets when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024.
Revenues, net of discounts, for the retail segment were $164,462 for the three months ended September 30, 2025, an increase of $174, compared to the three months ended September 30, 2024, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was primarily driven by a modest increase in product availability in the Florida market. This was largely offset by targeted promotional activities and discounting strategies in retail stores to stimulate traffic and drive sales volumes when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024.

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$234,852	$269,042	$(34,190)	(12.7)%
Retail	502,367	497,468	4,899	1.0%
Intersegment Eliminations	(122,328)	(106,131)	(16,197)	15.3%
Total Revenues, net of discounts	$614,891	$660,379	$(45,488)	(6.9)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $234,852 for the nine months ended September 30, 2025, a decrease of $34,190 or 13%, compared to the nine months ended September 30, 2024, in each case, excluding intersegment eliminations. The decrease in cultivation (wholesale) revenues, net of discounts, was attributable to the Company's accounts receivable strategy in the cultivation (wholesale) segment, which was to maintain a number of accounts on hold for non-payment coupled with expected third-party price compression in established markets.
Revenues, net of discounts, for the retail segment were $502,367 for the nine months ended September 30, 2025, an increase of $4,899 or 1%, compared to the nine months ended September 30, 2024, in each case, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was driven by product availability in the Florida market when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended September 30, 2025, approximately 33% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 67% from the retail business, excluding intersegment eliminations. For the nine months ended September 30, 2025, approximately 32% of revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations and approximately 68% from the retail business, excluding intersegment eliminations.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of September 30, 2025 and December 31, 2024, the Company had total current liabilities of $143,411 and $197,968, respectively. As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $82,623 and $87,796, respectively, to meet its current obligations. The Company had working capital of $242,014 as of September 30, 2025, an increase of working capital of $82,473 as compared to December 31, 2024. This increase in working capital during the nine months ended September 30, 2025 compared to December 31, 2024, was attributable to an increase in inventory driven by higher production volumes and more efficient harvests from expanded cultivation facilities coupled with a lower income tax payable balance due in part to the Company's treatment of Section 280E of the Code which shifted a portion of the short-term liability to a long-term liability on the Company's Condensed Consolidated Balance Sheets.
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
Credit Facility
On October 27, 2022, Verano and certain of its subsidiaries and affiliates, as the Borrowers, entered into the 2022 Credit Agreement with Chicago Atlantic, as administrative agent for the Lenders, and the Lenders party thereto, pursuant to which the Lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the Lenders elect to fund such incremental term loan. At funding, all the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
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
On September 30, 2025, the Company made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement, without any penalty or premium.
The 2022 Credit Agreement includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
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
As of September 30, 2025, the Company was in compliance with such covenants.
George Archos, the Chairman and Chief Executive Officer of the Company, participated in the 2022 Credit Agreement as a lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company.
Revolver
On September 30, 2025, the Company entered into the Revolver, by and among the Company, as a guarantor, the Real Estate Subsidiaries, lenders from time-to-time party thereto, and Chicago Atlantic, as administrative agent for the lenders.
The Revolver provides for a $75,000 revolving loan facility, $50,000 of which was drawn on September 30, 2025 and used to prepay, without any penalty or premium, $50,000 of outstanding obligations due under the 2022 Credit Agreement. Amounts drawn under the Revolver do not require amortization payments and all outstanding amounts are due in full on September 29, 2028. The Revolver provides for a floating annual interest rate on amounts drawn equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 6%, which rate may be increased by 3% upon an event of default or 6% upon a material event of default as provided in the Revolver. The Company incurred debt issuance costs of $2,210 in connection with the establishment of the Revolver. In accordance with ASC 835-30, these costs are presented on the Condensed Consolidated Balance Sheet as a direct deduction from the carrying amount of the related debt liability. The debt issuance costs are amortized over the contractual term of the Revolver using the effective interest method. Amortization expense related to these costs is included in Interest Expense in the accompanying Unaudited Interim Condensed Consolidated Statements of Operations.

The Revolver may be drawn in $2,500 increments upon ten business days prior notice and any outstanding amount under the Revolver may be voluntarily prepaid in $2,500 increments upon five business days prior notice without any penalty or premium, unless such prepayment occurs within six months of the applicable advance, in which case, such prepayment shall be subject to a six-month interest make whole. Any amounts prepaid may be redrawn subject to the same requirements set forth above. The Revolver is subject to a borrowing base which requires the outstanding principal balance under the Revolver to be equal to or less than 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver from time to time.
The obligations under the Revolver are secured by substantially all of the assets of the Real Estate Subsidiaries, which primarily consistent of owned real estate, and are guaranteed by the Company on an unsecured basis. Additionally, the Revolver allows for the proportionate release of certain Real Estate Subsidiaries upon request of the Company so long as the outstanding principal balance under the Revolver does not exceed 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral after giving effect to such release.
The Revolver includes customary representations, warranties, and covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
The Revolver also includes customary negative covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to (a) incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and (b) enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others.
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests of CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $26,700, which was amended to $27,852 on May 27, 2025 in connection with a purchase price adjustment. The CC East Virginia Promissory Note has an estimated fair value of $26,068, and bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date. Subsequently, on May 27, 2025, the Company entered into a waiver and partial payoff agreement related to a portion of the CC East Virginia Promissory Note. During the nine months ended September 30, 2025, the Company partially extinguished the CC East Virginia Promissory Note.
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

Sources and Uses of Cash
Net Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	$ Change
Net Cash Provided by Operating Activities	$39,040	$68,694	$(29,654)
Net Cash Used in Investing Activities	(22,634)	(120,852)	98,218
Net Cash Used in Financing Activities	(21,577)	(57,635)	36,058
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. During the nine months ended September 30, 2025 and 2024, the Company had net cash inflows of $39,040 and $68,694, respectively. The $29,654 decrease was largely driven by an increase in inventory driven by higher production volumes and more efficient harvests from expanded cultivation facilities coupled with income tax payments made when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024.
Cash Flows from Investing Activities. During the nine months ended September 30, 2025 and 2024, the Company had net cash outflows of $(22,634) and $(120,852), respectively. The $98,218 decrease in net cash outflows during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by lower purchases of property, plant and equipment of $(31,792) during the nine months ended September 30, 2025, compared to purchases of property, plant and equipment of $(84,803) and during the nine months ended September 30, 2024 as well as acquisition activity during the third quarter of 2024.
Cash Flows from Financing Activities. During the nine months ended September 30, 2025 and 2024, the Company had net cash outflows of $(21,577) and $(57,635), respectively. The $36,058 decrease in net cash outflows during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributable to proceeds from debt related to the loan with Rainbow Realty Group IV, LLC, which was offset by principal repayments of debt during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the main financing activity outflow is attributable to the Company's Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) pursuant to the 2022 Credit Agreement.
Changes in or Adoption of Accounting Practices
Refer to the discussion of recently issued accounting standards under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1 - Overview and Basis of Presentation.
Critical Accounting Policies and Significant Judgments and Estimates
There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk disclosures as set forth in Part II, Item 7A of the Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated, as of September 30, 2025, the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, the directors and officers of the Company (as defined in Rule 16a-1(f) of the Exchange Act) set forth below adopted prearranged share trading plans with brokerage firms, each of which was entered into during an open trading window under the Company's insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider trading transactions. The details regarding the date entered into, the estimated number of Subordinate Voting Shares for sale and the expiration date with respect to each applicable officer are set forth opposite such officer's name below.

Name	Title	Date of Adoption	Estimated Aggregate Number of Subordinate Voting Shares for Sale	Expiration Date(1)
George Archos(2)	Chair of the Board and Chief Executive Officer	September 15, 2025	3,000,000	N/A
Laura Marie Kalesnik(3)	Chief Legal Officer, General Counsel and Secretary	September 10, 2025	176,799	December 31, 2026
Edward McDermott(4)	Chief Operating Officer	September 5, 2025	36,668	December 31, 2025
David Spreckman(4)	Chief Marketing Officer	August 19, 2025	31,230	December 31, 2025
John Tipton(5)	Director and President of the Southern Region	September 5, 2025	36,313	December 31, 2025
John Tipton(2)	Director and President of the Southern Region	September 5, 2025	75,000	N/A
(1) The plans are subject to earlier termination in the event of certain limited circumstances described in the plans.
(2) Sales under the plan are subject to minimum sale price requirements.
(3) The plan covers sales pursuant to “sell-to-cover” instructions given by the Company to satisfy withholding tax obligations and additional sales subject to minimum sale price requirements. Amounts assume that the Company provides such “sell-to-cover” tax withholding instructions.
(4) The plan covers sales pursuant to “sell-to-cover” instructions given by the Company to satisfy withholding tax obligations and additional sales. Amounts assume that the Company provides such “sell-to-cover” tax withholding instructions.
(5) The plan covers sales pursuant to “sell-to-cover” instructions given by the Company to satisfy withholding tax obligations. No additional sales are covered by this plan. Amounts assume that the Company provides such “sell-to-cover” tax withholding instructions.

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

10.1#*
Credit Agreement, dated September 30, 2025, by and among Verano Holdings Corp., certain subsidiaries of Verano Holdings Corp. from time-to-time party thereto, certain lenders from time-to-time party thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2025 (File No. 000-56342) and incorporated herein by reference).

10.2*†^
Consulting Agreement dated August 4, 2025 by and between Verano Holdings Corp. and Darren Weiss (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 000-56342) and incorporated herein by reference).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Previously filed.

**	Filed herewith.

***	Furnished herewith.

†	Management contract, compensatory plan or arrangement.

#	Certain information contained in this exhibit has been omitted pursuant to 601(b)(10) because such information (i) is not material and (ii) is the type of information that the Company both customarily and actually treats as private and confidential.

^	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 29, 2025

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer

By:	/s/ Richard Tarapchak
Name:	Richard Tarapchak
Title:	Chief Financial Officer