Form 10-K
period 2025-12-31
Verano Holdings Corp.
filed 2026-03-12
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56342
________________________________________
VERANO HOLDINGS CORP.
________________________________________
(Exact name of registrant as specified in its charter)

Nevada	98-1583243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 W. Hill Street, Suite 400, Chicago, Illinois	60610
(Address of Principal Executive Offices)	(Zip Code)

(312) 265-0730
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The aggregate market value of the registrant’s previously authorized Class A subordinate voting shares, and Class B proportionate voting shares (on an as converted to Class A subordinate voting shares basis), based on the closing price of the Class A subordinate voting shares listed on Cboe Canada as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $164,049,793. For this purpose, directors, executive officers and greater than 10% record stockholders are considered affiliates of the registrant. On November 3, 2025, all Class A subordinate voting shares were deemed to be exchanged for authorized, issued and outstanding shares of common stock, par value $0.001 per share, of the registrant on a one-for-one basis, and the Class B proportionate voting shares, of which there were none outstanding as of such time or as of June 30, 2025, were no longer authorized shares of the registrant.
The registrant had outstanding 363,245,512 shares of common stock as of March 10, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held during 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Statements
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
Forward-looking statements may relate to future financial conditions, results of operations, plans, strategies, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then-current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:
•the current illegality of cannabis under federal law, the U.S. federal regulatory landscape and enforcement related to medical or adult use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;
•regulatory and political changes to U.S. federal, state and local laws related to medical or adult use cannabis, including political risks and regulation by additional regulatory authorities;
•rescheduling may lower the barriers to entry for well-capitalized institutional competitors;
•the federal rescheduling process is subject to significant procedural delays and legal challenges;
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
•potential cultivation biosecurity failures;
•consumer acceptance of our brand portfolio;
•the accuracy of our forecasted demand for our products;
•our ability to accurately forecast, manage, and monetize inventory;
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
•our corporate structure and our resulting reliance on the performance of our subsidiaries and affiliates;
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
•our lack of portfolio diversification by industry and geographic concentration;
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
•increased unionization efforts and labor shortages;
•potential scrutiny from Canadian authorities due to our status as an SEC Foreign Issuer (defined below);
•potential divestment of licenses if required by regulatory authorities;
•our dependency on the banking industry;
•required public disclosure and governmental filings containing personal information of our officers, investors and other stakeholders;
•potential findings by regulatory authorities that one of our stockholders is unsuitable;
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
•our increasing use of, or failure to effectively implement, artificial intelligence (AI) and automated systems;
•our reliance on third-party software providers;
•costs related to preserving our brand identity;
•our ability to protect our intellectual property due to limited intellectual property protection available for cannabis products and the potential infringement by third parties;
•potential infringement or misappropriation claims;
•the risk of financial crimes;

•the inability to realize the anticipated benefits of the Continuance (as defined below), or to do so within the anticipated timeframe;
•the risk of receiving no return on our securities;
•our elimination of individual liability and indemnification rights against our directors, officers and employees under Nevada law;
•our organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal;
•the time and resources necessary to comply with corporate governance practices and securities rules and regulations;
•our management’s ability to maintain effective internal controls;
•potential dilution if we issue additional shares of Common Stock (as defined below);
•market perception of sales of a substantial amount of Common Stock;
•transfer restrictions on our Common Stock;
•price volatility of our Common Stock;
•our stockholders’ limited participation in our affairs;
•our expectation to not declare or pay out dividends;
•certain of our stockholders holding Common Stock representing greater than 5% of our voting power;
•the taxation of cannabis companies in the U.S., including the impact of Section 280E of the Internal Revenue Code of 1986, as amended (“Section 280E”); and
•other risks described in this Form 10-K, as more particularly described under the heading “Item 1A. Risk Factors” therein.
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

PART I
ITEM 1. BUSINESS
Overview
Verano Holdings Corp., a Nevada corporation (“Verano,” the “Company,” “we,” “us,” or “our”), one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is to support communal wellness by providing responsible access to regulated medical and adult use cannabis products. As of March 10, 2026, through our subsidiaries and affiliates we operate businesses in 13 states, including 160 retail dispensaries and 14 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™, HYPHEN™, Swift Lifts™ and Verano™. We also design, build and operate branded dispensaries operating under the Zen Leaf™ and MÜV™ retail banners, among others, that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 40 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and eight states allow the use of low tetrahydrocannabinol (“THC”) and high cannabidiol (“CBD”) products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries. On December 18, 2025, President Trump issued an executive order titled “Increasing Medical Marijuana and Cannabidiol Research,” (the “Executive Order”) which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act” or the “CSA”). The effect of the Executive Order may be that the cultivation, manufacturing, distribution, sale or possession of cannabis in the U.S. is no longer federally illegal and would lessen criminal penalties at the federal level and remove Section 280E tax considerations, however, the final effects of the Executive Order are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under this administration or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and agency implementation of the Executive Order does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same FDA drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.
For the fiscal year ended December 31, 2025, medical-use sales and adult use sales comprised approximately 53% and 47% of our consolidated revenues, respectively. For each of the fiscal years ended December 31, 2024 and 2023, medical-use sales and adult use sales comprised approximately 51% and 49% of our consolidated revenues and approximately 55% and 45% of our consolidated revenues, respectively.
Substantially all of the Company’s business, operating results and financial condition relate to U.S. cannabis-related activities. Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing cannabis brands and products at scale. Our cultivation, processing and distribution of cannabis consumer packaged goods are designed to support our retail dispensaries, as well as to develop and foster long term wholesale supply relationships with third-party retail operators. Our model includes establishing a diverse geographic footprint that allows us to adapt to changes in both industry and market conditions.

Verano is a reporting issuer under both federal securities legislation in the U.S. and applicable securities legislation in all of the provinces and territories of Canada, being classified thereunder as an “SEC Foreign Issuer” for purposes of Canadian securities laws. The Company’s common stock, par value $0.001 per share (“Common Stock”) is listed on Cboe Canada (“Cboe”) under the stock symbol, “VRNO,” and is also quoted for trading in the U.S. on the OTCQX under the stock symbol “VRNO”.
The corporate headquarters of Verano is located at 224 W. Hill Street, Suite 400, Chicago, Illinois 60610. Verano’s telephone number is (312) 265-0730. Verano’s internet address is www.verano.com. The information provided on the Company’s website is not part of this Form 10-K, unless otherwise noted.
The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. As an SEC Foreign Issuer in Canada, currently the Company also files reports, and other information regarding the Company with the securities regulatory authorities of Canada via the System for Electronic Document Analysis and Retrieval at www.sedarplus.ca.
History of the Company
Verano Holdings, LLC, a subsidiary of the Company (“Verano LLC”), was the start of Verano’s business operations. Verano LLC is a Delaware limited liability company that was co-founded by George Archos, our current Chairman, Chief Executive Officer and President, in September 2017. Verano LLC was formed as a Chicago, Illinois based holding company to consolidate cannabis operations initially in Illinois, including cultivation and production facilities and retail dispensaries. Verano LLC, either directly or through subsidiaries or affiliates, acquired control, management, ownership, and other rights to medical and adult use cannabis businesses across multiple U.S. states, including cultivation, production, wholesale distribution and retail dispensaries.
On December 14, 2020, Verano LLC, Majesta Minerals, Inc., an Alberta corporation, and certain British Columbia corporations named therein, entered into an arrangement agreement, pursuant to which the Company would result from a reverse takeover transaction as a British Columbia public reporting company (the “RTO”). The RTO and related transactions (the “Go Public Transactions”), closed on February 11, 2021, resulting in the creation of the Company as a Canadian publicly-traded company and the parent holding company of Verano LLC and its subsidiaries and ownership and control interests.
The RTO authorized the Company’s former dual class structure of an unlimited number of Class A subordinate voting shares (the “Subordinate Voting Shares”) and an unlimited number of Class B proportionate voting shares (the “Proportionate Voting Shares”). Each Proportionate Voting Share was convertible into 100 Subordinate Voting Shares, and each Subordinate Voting Shares was convertible into 1/100 of a Proportionate Voting Share. The rights, preferences and protections of the Subordinate Voting Shares and the Proportionate Voting Shares were the same based upon the deemed conversion ratio of 100 Subordinate Voting Shares for one Proportionate Voting Share.
On November 3, 2025 (the “Continuance Effective Date”), the Company filed articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada to continue out from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada (the “Continuance”). The Continuance was consummated pursuant to a Plan of Arrangement, which was approved by the Company’s stockholders at a special meeting of the stockholders held on October 27, 2025, and a Final Order issued by the Supreme Court of British Columbia, Canada on October 30, 2025. As part of the Continuance, the previously authorized, issued and outstanding Subordinate Voting Shares of the Company were deemed to be exchanged on the Continuance Effective Date for authorized, issued and outstanding shares of Common Stock of the Company on a one-for-one basis (the “Share Exchange”). The Proportionate Voting Shares were no longer authorized, and all special rights and restrictions of the Proportionate Voting Shares were removed from the Company’s governing documents. The issuance of the shares of Common Stock in connection with the Share Exchange was made in reliance upon the exemption from registration provided by Section 3(a)(10) of the U.S. Securities Act of 1933, as amended. The Subordinate Voting Shares and Proportionate Voting Shares are no longer part of the authorized capital structure of the Company.

After the consummation of the RTO, the Subordinate Voting Shares were listed on the Canadian Securities Exchange (“CSE”) and began trading on February 17, 2021 under the stock symbol “VRNO”. On October 18, 2023, the Subordinate Voting Shares began trading on Cboe under the stock symbol “VRNO.” In connection therewith, the Subordinate Voting Shares ceased trading on the CSE as of the close of market on October 17, 2023. The Subordinate Voting Shares were also quoted for trading in the U.S. on the OTCQX under the stock symbol “VRNOF”. On the Continuance Effective Date, the Subordinate Voting Shares ceased trading on Cboe and the Common Stock began trading on Cboe under the same stock symbol “VRNO”, and began to be quoted on the OTCQX under the symbol “VRNO”.
2022 Credit Agreement
On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a Credit Agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto (the “Lenders”), pursuant to which the Lenders advanced the Borrowers a $350,000,000 senior secured term loan, all of which was used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect. Beginning in October 2023, Verano made scheduled amortization payments of $350,000 per month and the remaining principal balance was due in full on October 30, 2026.
The obligations under the 2022 Credit Agreement were secured by substantially all of the assets of the Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions. The 2022 Credit Agreement provided for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which could have been increased by 3.00% upon an event of default that was not a material event of default or 6.00% upon a material event of default. The 2022 Credit Agreement included customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. Additionally, the 2022 Credit Agreement required the Borrowers to meet certain financial tests regarding minimum cash balances, minimum levels of Adjusted EBITDA (as defined in the 2022 Credit Agreement) and a minimum fixed charge coverage ratio. As of December 31, 2025, the Company was in compliance with the terms and conditions of the 2022 Credit Agreement.
George Archos, the Chairman, Chief Executive Officer and President of the Company, participated in the 2022 Credit Agreement as a Lender funding $1,000,000 of the $350,000,000 principal amount. Mr. Archos was excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement were immaterial to the Company.
On April 30, 2024, Verano made a Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000,000 pursuant to the 2022 Credit Agreement and paid a $1,000,000 prepayment premium in connection therewith. On September 30, 2025, the Company made an additional Permitted Partial Optional Prepayment in the amount of $50,000,000 pursuant to the 2022 Credit Agreement, without any penalty or premium.

Revolver
On September 30, 2025, the Company entered into a credit agreement (as amended, the “Revolver”), by and among the Company, as a guarantor, certain subsidiaries of the Company from time-to-time party thereto as borrowers (the “Real Estate Subsidiaries”), the lenders from time-to-time party thereto (the “Revolver Lenders”), and Chicago Atlantic, as administrative agent for the Revolver Lenders.
The Revolver initially provided for a $75,000,000 revolving loan facility, $50,000,000 of which was drawn on September 30, 2025 and was used to prepay, without any penalty or premium, $50,000,000 of outstanding obligations due under the 2022 Credit Agreement. The Revolver provides for a floating annual interest rate on amounts drawn equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 6%, which rate may be increased by 3% upon an event of default or by 6% upon a material event of default as provided in the Revolver. The Company incurred debt issuance costs of $2,209,700 in connection with the establishment of the Revolver.
The Revolver may be drawn in $2,500,000 increments upon ten business days prior notice and any outstanding amount under the Revolver may be voluntarily prepaid in $2,500,000 increments upon five business days prior notice without any penalty or premium, unless such prepayment occurs within six months of the applicable advance, in which case, such prepayment will be subject to a six-month interest make whole. Any amounts prepaid may be redrawn subject to funding requirements set forth therein. The Revolver was initially subject to a borrowing base which required the outstanding principal balance under the Revolver to be equal to or less than 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver from time to time.
The obligations under the Revolver are secured by substantially all of the assets of the Real Estate Subsidiaries, which primarily consistent of owned real estate, and are guaranteed by the Company on an unsecured basis. Additionally, the Revolver allows for the proportionate release of certain Real Estate Subsidiaries upon request of the Company so long as the outstanding principal balance under the Revolver does not exceed 80% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral after giving effect to such release.
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of December 31, 2025, the Company was in compliance with such covenants.

Certain 2026 Developments
On January 12, 2026, the Company, the Real Estate Subsidiaries, the Revolver Lenders and Chicago Atlantic entered into a First Amendment (the “Revolver First Amendment”) to Credit Agreement and Omnibus First Amendment to Credit Documents, to amend the Revolver and related credit documents initially entered into on September 30, 2025. The Revolver First Amendment increased the lending commitment of the Revolver from $75,000,000 to $100,000,000 and amended the date on which all outstanding amounts are due in full from September 29, 2028 to February 28, 2029. Additionally, the Revolver First Amendment amended the borrowing base for the Revolver to an advance rate of up to 80%, rather than 60%, of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver. The Revolver First Amendment also includes certain other immaterial updates to the Revolver. No additional collateral was pledged to secure the Revolver and certain real estate may be released as collateral upon specified conditions, as originally provided. Amounts drawn under the Revolver do not require amortization payments with all outstanding amounts being due in full on the maturity date of February 28, 2029. On March 11, 2026, the Company drew $50,000,000 under the Revolver, bringing the total amount drawn under the Revolver to $100,000,000, which was used to repay the amounts owing under the 2022 Credit Agreement, as further discussed below.
On March 11, 2026, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “2026 Borrowers”), entered into a Credit Agreement (the “2026 Credit Agreement”) with Needham Bank (“Needham”), as collateral agent and administrative agent for the lenders, Chicago Atlantic Financial Services, LLC, as co-administrative agent for the lenders, and the lenders from time-to-time party thereto (the “2026 Lenders”), pursuant to which the 2026 Lenders advanced the 2026 Borrowers a $195,000,000 senior secured term loan, all of which was used to repay the amounts owing under the 2022 Credit Agreement. In connection with such repayment, the Company paid a prepayment premium of approximately $4,345,000 and the 2022 Credit Agreement was terminated and is no longer in force or effect. Beginning in April 2026, Verano will be required to make scheduled amortization payments of $875,000 per month and the remaining principal balance is due in full on March 11, 2029; provided that the maturity date may be extended to March 11, 2030 upon the election of the Company, the payment of 1.5% of the then outstanding principal balance by the Company, and the consent of the 2026 Lenders. The 2026 Credit Agreement may be prepaid in part (in increments of $5,000,000 and in an amount not less than $10,000,000) or in full at any time, subject to a 1.5% prepayment premium during the first two years of the 2026 Credit Agreement and 0% thereafter; provided, that if the maturity date is extended to March 11, 2030, the prepayment premium will be 1.5% in all cases.
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement included customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio.
George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000,000 of the amount provided by a 2026 Lender. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.

Organizational Structure
Verano is a holding company and conducts its business operations through direct and indirect subsidiaries and affiliates. The following chart sets forth the corporate structure of the Company and its primary subsidiary, Verano LLC. As part of the implementation of the Go Public Transactions and tax considerations, the Company formed two levels of subsidiaries above Verano LLC that included Verano Holdings USA Corp., a Delaware corporation (“BlockerCo”), and five subsidiaries of BlockerCo, those being ZNN Holdings, LLC, a Delaware limited liability company, Nuuvn Holdings, LLC, a Delaware limited liability company, ZenNorth LLC, a Delaware limited liability company, A&T SPV II LLC, a Texas limited liability company, and SGI 1 LLC, a Delaware limited liability company (collectively, the “Blocker Subsidiaries”). Each of the Blocker Subsidiaries were dissolved in February 2025 and as a result, Verano LLC became a direct wholly-owned subsidiary of BlockerCo. BlockerCo has no, and prior to the dissolutions, the Blocker Subsidiaries had no, business or operations and exist, or existed, as applicable, solely to effect the Go Public Transactions and the taxation of Verano as a U.S. corporation for U.S. federal income tax purposes. The below structure chart shows the structure of the Company as of March 10, 2026.
From time to time, we may reorganize our operating subsidiaries through consolidations, mergers, contributions, distributions and similar corporate restructurings in order to integrate acquired companies, enhance efficiencies, streamline operations, group borrowers under our credit facilities and align financial reporting. After giving effect to any corporate reorganization, all operating entities have remained as indirect subsidiaries or affiliates of the Company. See Exhibit 21.1 to this Form 10-K for a list of subsidiaries of the Company as of December 31, 2025.
Because of this holding company structure, Verano has no business operations and to the extent it cannot raise funds through the issuance of debt or equity securities, it is dependent on the financial health and operating performance of its subsidiaries and affiliates to meet its financial obligations. The ability of Verano’s subsidiaries and affiliates to pay dividends and other distributions to it or any of its other subsidiaries will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained, as well as contractual restrictions on dividends and distributions that may be contained in credit facilities, mortgages and other similar agreements. In the event of a liquidation or reorganization of any of Verano’s subsidiaries or affiliates, lenders and trade creditors may be entitled to payment of their claims from the assets of such subsidiary or affiliates before Verano.

In certain jurisdictions the Company has agreements in place with third parties that provide us contractual rights with respect to ownership, management services, consulting or licensing, or a combination thereof, with respect to the applicable licenses and related cannabis businesses being conducted pursuant thereto (each such agreement, a “Management Services Agreement”).
Our Strategy
As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, Verano’s goal is to support communal wellness by providing responsible access to regulated medical and adult use cannabis products.
Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing and dispensing cannabis brands and products at scale. Our cultivation, processing and distribution of cannabis consumer packaged goods are designed to support our retail dispensaries, as well as, to develop and foster long term wholesale supply relationships with third-party retail operators. We also design, build and operate branded dispensaries operating under the Zen Leaf™ and MÜV™ retail banners, among others, that deliver a cannabis shopping experience in both medical and adult use markets. As of March 10, 2026, we also have several dispensaries operating under the Cannabist or SWC brand name following our acquisitions of Salubrious Wellness Clinic, Inc. (“SWC”), 203 Organix, LLC (together with SWC, “Cannabist AZ”) and Columbia Care Eastern Virginia LLC (“CC East Virginia”).
Our model includes establishing a diverse geographic footprint that allows us to adapt to changes in both industry and market conditions. We have pursued this strategy of geographic diversity through acquisitions and organic growth funded by internally generated cashflow, the issuance of equity, deferred purchase price payments and the incurrence of indebtedness.
We believe that the following business objectives have positioned Verano for continued growth.
•The Company’s business plan centers around four foundational pillars: cultivation, production, brand development and retail.
•Diversity in geographic revenue streams helps position the Company to respond proactively to changes in economics, regulations and healthcare, as well as to navigate ever-evolving consumer habits.
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
•The Company aims for a “first-mover” competitive advantage in emerging markets by seeking early entry into states with approved medical cannabis programs and then establishing a footprint and vertical operations.
•The Company emphasizes developing high-quality products at various price points to elevate its products’ market desirability and value.
•The Company aims to adhere to standard operating procedures across all of its cultivation and processing facilities, producing state-permitted products and implementing compliance programs to meet product testing, inventory controls and other state regulatory requirements.
•The Company espouses a customer and patient driven business philosophy aiming to deliver value to its downstream patients and consumers.

Regulatory Framework in the United States
The U.S. regulatory scheme varies in its terminology and definitions, using “cannabis”, “marijuana” and “hemp” as distinct terms. For purposes of this Form 10-K, the term “cannabis” means “marijuana” as set forth in the Controlled Substances Act and is used interchangeably with the term “marijuana.”
To date, in the U.S. 40 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and eight states allow the use of low THC and high CBD products for specified medical uses. Notwithstanding the permissive regulatory environment of medical, and in some cases, adult use cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the United States. Because U.S. federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis, and we rely on established and developing laws and regulations in the states and local jurisdictions in which we operate. In addition, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the U.S. may form the basis for prosecution under applicable U.S. federal money laundering legislation. On December 18, 2025, President Trump issued the Executive Order, which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the CSA. The effect of the Executive Order may be that the cultivation, manufacturing, distribution, sale or possession of cannabis in the U.S. is no longer federally illegal and would lessen criminal penalties at the federal level and remove Section 280E tax considerations, however, the final effects are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under this administration or that any rules will come out of the rule making process that will benefit the Company.
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
Former President Joe Biden, who assumed office in January 2021, stated a policy goal of federal cannabis decriminalization. In March 2021, Merrick Garland was appointed U.S. Attorney General by Former President Biden. Mr. Garland indicated he would generally act in accordance with the Cole Memorandum. In December 2022, President Biden signed The Medical Marijuana and Cannabidiol Research Expansion Act. This Act, the first standalone cannabis bill to be passed by Congress, reduces federal barriers to cannabis research, creates a mechanism for the Food and Drug Administration (the “FDA”) to approve products derived from cannabis, protects state-licensed physicians who certify patients for medical cannabis use, requires the U.S. Department of Health and Human Services to report on the potential therapeutic benefits of cannabis, and requires the Attorney General to annually review whether a sufficient amount of cannabis is being produced to meet the needs of medical cannabis research.

On August 29, 2023, the Department of Health and Human Services (“HHS”) recommended that cannabis be placed in Schedule III of the Controlled Substances Act. This recommendation is based on FDA analysis which recommends control in Schedule III as well as the National Institute on Drug Abuse’s review and concurrence. HHS conducted a review of the FDA’s consideration of the following eight factors: (1) actual or relative potential for abuse; (2) scientific evidence of its pharmacological effect, if known; (3) the state of current scientific knowledge regarding the drug or other substance; (4) historical and current patterns of abuse; (5) the scope, duration, and significance of abuse; (6) risks to public health; (7) its psychic or physiological dependence liability; and (8) whether the substance is an immediate precursor of a substance already controlled. After such review, HHS found that (i) cannabis’s potential for abuse is less than the drugs or other substances in Schedules I and III of the CSA, (ii) cannabis has a currently accepted medical use in treatment in the United States, and (iii) cannabis poses a moderate to low risk of physical dependence or high psychological dependence.
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
In November 2024, Donald Trump was elected President of the United States, and later that month announced that Pam Bondi would be his nominee for Attorney General. On the campaign trail, Donald Trump expressed his support for moving cannabis to a Schedule III substance under the CSA and expressed his commitment to work with Congress to pass common sense cannabis laws, including safe banking laws, for state authorized companies.
On December 18, 2025, President Trump issued the Executive Order, which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the CSA. The effect of the Executive Order may be that the cultivation, manufacturing, distribution, sale or possession of cannabis in the U.S. is no longer federally illegal and would lessen criminal penalties at the federal level and remove Section 280E tax considerations, however, the final effects are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under this administration or that any rules will come out of the rule making process that will benefit the Company. The order, and agency implementation of the order does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same FDA drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.
The Company is also subject to a variety of federal laws and regulations that relate to money laundering, financial recordkeeping and proceeds of crime, including in the U.S., the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), in each case as amended and any related or similar rules, regulations or guidelines of governmental authorities in the U.S.. As an SEC Foreign Issuer, we may be subject to similar applicable laws in Canada. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy. It is unclear what effect, if any, the Executive Order will have on these U.S. federal laws and regulations.
Additionally, under U.S. federal law it may be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other CSA Schedule I controlled substance. Banks and other financial institutions, particularly those that are federally chartered in the U.S., could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. The Company may also be considered in violation of federal money laundering statutes for “federal health care law violations,” which include violations of the Federal Food, Drug, and Cosmetic Act of 1938 (“FDCA”).

In February 2014, the Financial Crimes Enforcement Network of the U.S. Treasury Department issued a memorandum (the “FinCEN Memorandum”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum clarifies how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations. It refers to supplementary guidance previously issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the Controlled Substances Act and independently listed the U.S. federal government’s enforcement priorities as related to cannabis. Although the original FinCEN Memorandum is still in place, this supplementary DOJ guidance that accompanied the FinCEN Memorandum was rescinded when former Attorney General Sessions rescinded the Cole Memorandum. Despite the attempt to legitimize cannabis banking, in practice the FinCEN Memorandum guidance has not made banks much more willing to provide services to cannabis businesses. The current law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each cannabis business they accept as a customer.
Due to financial institutions concerns of being implicated in or prosecuted for money laundering, cannabis businesses are often forced into becoming “cash-only” businesses. As banks and other financial institutions in the U.S. are generally unwilling to risk a potential violation of federal law without guaranteed immunity from prosecution, most refuse to provide any kind of services to cannabis businesses. The credit unions and banks who have agreed to work with cannabis businesses are limiting those accounts in relation to their total deposits. Since the federal government could change the banking laws as it relates to cannabis businesses at any time and without notice, these financial institutions must keep sufficient cash on hand to be able to return the full value of all deposits from cannabis businesses in a single day, while also servicing the need of other customers.
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

In September 2023, the Senate Banking Committee passed the Secure and Fair Enforcement Regulation Banking Act (the “SAFER Banking Act”) and while the bill was placed on the Senate legislative calendar, Congress concluded without passage of the bill. Other legislation that has previously been introduced in past Congresses that would make cannabis transactions easier and more predictable include the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Cannabis Administration and Opportunities Act (the “CAO Act”), the Preparing Regulators Effectively for a Post-Prohibition Adult-Use Regulated Environment Act (the “PREPARE Act”), the Strengthening the Tenth Amendment Through Entrusting States Act (the “STATES 2.0” Act) and the States Reform Act (the “SRA”). Despite the rescission of the Cole Memorandum, one legislative safeguard for the medical cannabis industry remains in place. Since 2015 Congress has used a rider known as the Rohrabacher-Blumenauer Amendment (also known as the Rohrabacher–Farr amendment) (the “RBA”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. However, this measure does not protect adult-use cannabis businesses. Congress has repeatedly renewed the RBA and it remains in effect today. There can be no assurance that the SAFE Banking Act, the SAFER Banking Act, the CLIMB Act, the CAO Act, the MORE Act, the PREPARE Act, the STATES 2.0 Act, the States Reform Act or similar comprehensive legislation that would de-schedule and de-criminalize cannabis will be passed in the near future or at all, and there can be no assurance that the RBA will be renewed in the future. If any such legislation is passed, there is no guarantee that it will include provisions that preserve the current state-based cannabis programs under which the Company’s subsidiaries and affiliates operate or that such legislation will otherwise be favorable to the Company and its business.
The Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) removed hemp from the Controlled Substances Act and legalized the growth and sale of hemp and hemp products. At the time the 2018 Farm Bill passed, there was general consensus among the scientific community that THC, CBD, and hundreds of other cannabinoids were present in such a limited capacity that their potential for psychoactive response in users was not studied or considered. Under the protections of the 2018 Farm Bill, some manufacturers began synthesizing the abundant non-psychoactive CBD into intoxicating delta-8 THC, a molecule that only differs from its delta-9 relative by a location of a double bond between carbons. This expanded to include previously unstudied cannabinoids, such as delta-O THC, delta-10 THC, and THC-P (believed to be almost 33% more potent than delta-9 THC found in ‘traditional’ cannabis products), all of which is known as “Hemp-Synthesized Intoxicants”, or HSIs.
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
An additional federal law challenge to cannabis businesses is that the provisions of Section 280E of the Internal Revenue Code of 1986 as amended (the “Code”), are being applied by the Internal Revenue Service (the “IRS”) to businesses operating in the medical and adult use cannabis industry. Section 280E of the Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective U.S. federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses participating in the state legalized cannabis industry may be less profitable than they would otherwise be if Section 280E were not applied to their businesses. If cannabis were rescheduled to Schedule III under the CSA, as recommended by HHS and pursuant to the Executive Order, Section 280E prohibitions would no longer apply to businesses such as the Company operating in the state-legalized medical and adult use cannabis industry. At this time, the Company cannot predict the effect any potential rescheduling would have on its taxes, and there is no assurance that cannabis will become a Schedule III substance under the CSA on a given timeframe, or at all. We do not know what effect the Executive Order will have, if any, on the COMPETES Act, the CLIMB Act, the SAFER Banking Act, the 2018 Farm Bill, Section 280E, or other legislative acts and bills mentioned in this section.
Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. This could have a material adverse effect on the Company, including our reputation and ability to conduct business, our cannabis licenses, the listing and trading of our securities on stock exchanges and platforms, our financial position, operating results, profitability, liquidity and the market price of our publicly traded Common Stock. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time and resources could be substantial.

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
Below is a general summary overview of the current licensing and regulatory framework in the states where we operate under cultivation, processing, transportation or retail licenses or have rights to operate under such licenses pursuant to Management Service Agreements as of March 10, 2026. In addition to the states listed below, in the ordinary course of business we may also conduct pre-licensing activities in other markets. In these markets, we may have either received conditional licenses, applied for licenses, or plan on applying for licenses, but we do not currently own or manage businesses with operational cultivation, processing, transportation or retail licenses. See Appendix A to this Form 10-K for a list of the licenses and permits, by state, held by the Company for the cultivation, processing, wholesale distribution and retail sale of cannabis products as of March 10, 2026.

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
The Florida Marijuana Legalization Initiative (“Initiative #22-05”) appeared on the ballot in Florida as an initiated constitutional amendment on November 5, 2024. If adopted, Initiative #22-05 would have authorized the legalization of cannabis for adults twenty-one years old and older and allowed individuals to possess up to three ounces of cannabis, with up to five grams in the form of concentrate. Existing medical cannabis treatment centers would have been authorized under the initiative to acquire, cultivate, process, manufacture, sell, and distribute cannabis products and accessories. The amendment achieved majority, 56%, support among voters in Florida but failed to reach the supermajority 60% required for adoption. A revised constitutional amendment, drafted to address a number of concerns raised by opponents of Initiative #22-05, has been submitted to the Florida Secretary of State for consideration during the 2026 election. This ballot initiative remains subject to possible legal challenges. There is no assurance that this initiative will appear on the ballot in Florida or that Florida voters will support this initiative.
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

Massachusetts
Subject to state regulations, Massachusetts currently allows access to cannabis for both medical and adult use. On the medical side, there is one principal state license category in Massachusetts: a vertically-integrated license. On the adult use side, there are many state license categories, but the two principal ones are cultivator and establishment (i.e., dispensary). Municipalities may individually determine what local permits or licenses are required if a licensee wishes to establish an operation within its boundaries. Medical use licensees are “vertically-integrated” meaning they grow, process, and dispense their own cannabis. As such, each medical use licensee is required to have a retail facility as well as cultivation and processing operations. Under certain conditions, medical use licensees can acquire up to 45% of their annual inventory of product from other medical use licensees. Medical use licensees that elect to conduct cultivation, processing and retail operations in one location, are commonly referred to as a “co-located” operation.
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
Ohio requires on going compliance with laws and regulations regarding record keeping, reporting, storage, inventory, product quality, inventory tracking, security, and transportation. The license holder must ensure that no cannabis may be sold, delivered, transported, or distributed by a producer from or to a location outside of the State. Registration renewal applications may be denied if the licensee has a history of non-compliance and penalties. Ohio cultivation, processing, and dispensary licenses are valid for one year and subject to annual renewal. Provided that the requisite renewal fees are paid, the renewal application is submitted at least 30 days for cultivation and/or manufacturing (or forty-five days for dispensaries), prior to the expiration date, and there are no material violations noted against the applicable licenses, a licensee would expect to receive the applicable renewed license in the ordinary course of business.
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

State and Local Licenses and Permits
The Company, through our subsidiaries and affiliates, holds licenses and permits that are necessary to comply with state and local cannabis medical and adult use laws and regulations applicable to our operations. All such permits and licenses are current and in effect. We are dependent upon the maintenance and renewal of our cannabis licenses and permits in the states and localities in which our business is operated. Maintenance and renewal of these licenses and permits requires us to remain in compliance with state and local laws and the rules and regulations promulgated by state and local jurisdictions.
See Appendix A to this Form 10-K for a list of the licenses and permits, by state, held by the Company for the cultivation, processing, wholesale distribution and retail sale of cannabis products as of March 10, 2026.
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
Regulatory Compliance Program
Our regulatory and compliance group oversees, maintains, and implements our regulatory compliance program. The compliance group also prepares, submits and processes our applications for new licenses, renewals, approvals for changes to our existing licenses and approvals for change of ownership of licensees or sales, transfers or assignments of licenses that arise with acquisitions and dispositions. In addition to our internal regulatory and compliance group and legal group, we have engaged outside legal counsel, consultants and advisors in many jurisdictions.
The Company’s regulatory and compliance group oversees training for cultivation, production and dispensary managers and employees, along with other department leaders and other persons, as needed, in maintaining compliance with all state and local laws and regulations. The regulatory and compliance group also monitors all new, proposed, and/or amended laws and regulations and compliance notifications from state and local regulators and inspectors, and leads in resolving any identified issues or concerns.

Our compliance program includes the following objectives.
•Ensure the operations of our subsidiaries and operations subject to Management Services Agreement are compliant with licensing requirements by the applicable state, county, municipality, town, township, borough, and other administrative entities.
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
•Perform due diligence on cannabis businesses we may acquire or that are subject to Management Services Agreements, including confirming that the businesses have not been involved in violations of law.
•Ensure our businesses adhere to our policies, procedures and practice standards with sufficient checks and balances to confirm that no revenue is distributed to criminal enterprises.
•Review inventory tracking systems and procedures to ensure that the compliance system is effective at tracking inventory and confirming that there is no diversion of cannabis or cannabis products within the state, in addition to ensuring that no cannabis or cannabis products are diverted into the states where cannabis is not permitted by state law or cross state lines in general.
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

Products
We derive our revenues from our wholesale business and our retail dispensary chains. The retail business includes the design, development and operation of branded dispensaries in both medical and adult use markets. Our primary retail presence is traditional brick-and-mortar. However, as regulations allow, we expect to continue to expand our e-commerce and in-store guest pick-up as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.
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
We manufacture and sell a comprehensive array of cannabis products that we design and develop with consumer segments in mind in both the medical and adult use markets. We estimate our products include a proprietary portfolio of over 1,000 product stock-keeping units (“SKUs”), and include flower, concentrates for dabbing and vaporizing, edibles, and topicals. Our consumer brands include Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™, HYPHEN™, Swift Lifts™ and Verano™. Our retail dispensaries operate under brands including Zen Leaf™ and MÜV™. We also have several dispensaries operating under the Cannabist or SWC brand name following our acquisitions of Cannabist AZ and CC East Virginia.
We utilize seed-to-sale tracking software to inventory products, assess quality and minimize product discrepancies and deviated inventory.
Operational Foundation and Current Geographic Markets
We are engaged in the cultivation, processing and distribution of cannabis products with both wholesale and retail business operations. Processing is done on-site at our cultivation and production facilities in kitchens and laboratories, and is then distributed to dispensaries. Distribution of products only occurs at these facilities. We do not own or lease any warehouses to store cannabis.
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
Intellectual Property
We believe that intellectual property rights and brand protection are important parts of our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names, our consumer-packaged goods, and certain proprietary goods and services. Such rights include patented and non-patented technology, trade secrets, and state and federal trademarks. The U.S. federal trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the U.S. federal level under the Controlled Substances Act, we are not able to register all our trademarks at the U.S. federal level for all products and services; therefore, we currently utilize trademark protection at the state level where commercially feasible. We have also sought protection of our trademarks internationally in countries where we may use the marks or license the right to use the marks. Nonetheless, our success depends upon other areas of our business such as brand awareness, product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets.

The Company, through our subsidiaries and affiliates, has a portfolio of approximately 130 active trademarks registered or pending registration with the U.S. Patent and Trademark Office or other state entities and approximately 100 active trademarks registered or pending registration with non-U.S. governmental entities, including trademarks with respect to products and retail branding. Product trademarks include various brands such as: Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™, HYPHEN™, Swift Lifts™ and Verano™, and dispensary brands Zen Leaf™ and MÜV™. We anticipate feedback on outstanding submitted applications on a rolling basis and will continue to rely on common law protection for our brands during the trademark registration process. We plan to renew our trademarks on an ongoing basis, and we plan to proactively seek intellectual property protection for products, services, and brand expansions in current markets as well as any new market expansion.
Since we became licensed to cultivate cannabis, we have developed proprietary manufacturing techniques for operating ethanol, butane, and carbon dioxide extraction equipment, including what we believe are best-in-class production practices, operating procedures, and methods. This requires specialized skills in cultivation, extraction and refining. Five U.S. and seventeen foreign patents and patent applications are held by our subsidiaries and affiliates for cannabinoid formulations related to transdermal and oral delivery. For additional details, see “Item 1A. Risk Factors — Risks Related to Our Business and Operations — Information Technology, Cybersecurity and Intellectual Property.”
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
Aside from existing direct competition in states in which we currently operate, out-of-state operators that are capitalized well enough to enter state markets are also considered part of the competitive landscape. Similarly, as we pursue our national footprint growth strategy, operators in our target markets will inevitably become direct competitors. Additionally, we, along with all legally operating competitors, face competition from the illicit markets, including from psychoactive hemp-based products. See “Item 1A. Risk Factors — Risks Related to our Business and Operations — The Cannabis Industry.” However, as federal, state and local regulators increase scrutiny on these illicit markets, the Company believes this competitive threat will be reduced.
There remains a significant lack of traditional sources of bank lending and equity capital available to fund the operations of companies in the cannabis sector. Financing for companies in the cannabis sector is more difficult than other sectors, particularly in the U.S., due to cannabis’s classification as a Schedule I drug under the Controlled Substance Act and federal illegality, which create barriers to entry. Additionally, the dynamics of the changing regulatory environment at the state level further complicate financing for companies in the cannabis sector. Competitors, particularly those that sell hemp products which are currently legal in the U.S., may have better access than we do to financing sources and the capital markets. The Executive Order, and any rescheduling as a result of the Executive Order, may change the availability of bank lending and equity capital to companies in the cannabis sector, but we cannot yet predict how this may change or if it will change at all.

Marketing and Sales
As of March 10, 2026, through our subsidiaries and affiliates we operate businesses in 13 states, including 160 retail dispensaries and 14 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. Our sales revenue is derived from our wholesale business and our national chain of retail dispensaries operating under our brands, including Zen Leaf™ and MÜV™.
For the fiscal year ended December 31, 2025, approximately 32.1% of our consolidated revenue, net of discounts, were generated by our wholesale operations and approximately 67.9% of our consolidated revenue, net of discounts were generated by our retail dispensary operations, in each case, excluding intersegment eliminations. For the fiscal year ended December 31, 2025, medical-use sales and adult use sales contributed approximately 53% and 47% of our consolidated revenues, respectively.
For the fiscal year ended December 31, 2025, approximately 14% and 11% of our consolidated sales were generated in Illinois and New Jersey, respectively, where 79% and 91% of sales were in adult use products in each market, respectively. For the fiscal year ended December 31, 2025, approximately 28% of our consolidated sales were generated by our Florida operations, where all sales are for medical products and are generated solely by our retail stores given the vertical integration requirements of Florida’s cannabis regulations. Verano is not dependent upon any single customer, or a few customers, noting that a customer is a single retail customer or an individual dispensary customer. No loss of any single customer would have a material adverse effect on our business or financial results.
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
In medical cannabis markets we seek to educate patients and potential patients about our products and medical dispensaries through certifying physicians, community outreach events and on-going staff training and education. For adult use markets, we seek to educate customers and potential customers about our products and retail dispensaries through community outreach events, advertising and on-going staff training and education, in each case, where allowed under applicable regulations. In Florida we operate a patient care call center with staff that provide support via direct phone, email and online chat customer service communication for customers across our multi-state footprint.
Market data for more established medical markets expanding into adult use of cannabis are generally more reliable than market data for medical cannabis in states launching their medical initial programs. We rely largely on our own market research to forecast sales based upon historical sales, demographics, regulatory changes, demand, competition and similar consumer driven research. Using market data for medical and adult use cannabis can be difficult due to ongoing regulatory changes, limited information given the age of the industry and unreliable market information on supply levels. See “Item 1A. Risk Factors — Our sales volumes are difficult to forecast and a failure in the expected demand for our products to materialize could have a material adverse effect on our business, financial condition and results of operations” for more information.
Cultivation and Production
The cultivation and production of cannabis products requires licensing and permitting by each state where operations are conducted. As of March 10, 2026, we actively operate 14 cultivation and production facilities with over 1.1 million square feet of cultivation capacity. Nine of these production facilities are Current Good Manufacturing Practices certified.
We only use state-permitted products in our cultivation sites to meet testing, inventory, and other applicable state regulatory requirements. We have implemented standard operating procedures across all of our production facilities.
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
Seasonality
Our business operates year-round; however, operations and sales trends in certain markets are subject to seasonal fluctuations. In particular, the Company’s retail dispensaries in Florida and Arizona have historically experienced increased customer traffic and higher sales volumes during the winter months due to the influx of seasonal residents and tourists. We also experience increases in sales from promotional activity around specific industry and holiday events, including 4/20, 7/10, and Green Wednesday (the Wednesday before Thanksgiving).
Environmental
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
Historically, expenditures for compliance with environmental laws and regulations have not been material to the Company’s financial results. In addition, we have not, and do not currently anticipate, material capital expenditures for environmental control facilities. However, they could become an increasing expense for the Company as we develop environmentally sustainable practices, especially if enhanced environmental laws and regulations are enacted for the cannabis industry.
Employees and Human Capital
The Company recruits, hires and promotes individuals that it believes are best qualified for each position, priding itself on using a selection process that recruits people who are trainable, cooperative and share our core values as a company. As of March 10, 2026, the Company had approximately 3,800 employees across its consolidated operating jurisdictions, including corporate, retail, cultivation and processing, both full- and part-time employees, and including but not limited to: finance and accounting, legal, human resources, regulatory and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, and real estate.
We offer a comprehensive package of company-sponsored benefits to our employees. Eligibility depends on the full-time or part-time status, employee location and other factors, and benefits include medical, vision and dental plans, disability insurance, a 401(k) retirement and savings plan, employee assistance programs, paid time off, life insurance and voluntary pet insurance. Additionally, we believe in aligned incentives and utilize employee stock and incentive plans for a competitive total rewards program. We did not experience any work stoppages in 2025 that had a material impact on us, and we consider our relationship with our employees to be good.
As of March 10, 2026, approximately 550 employees at various cultivation and dispensary operations across our network are covered under one of 16 collective bargaining agreements (“CBAs”).

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
The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Canadian securities authorities also maintain an Internet site (www.sedarplus.ca) that contains reports and other information regarding the Company as an SEC Foreign Issuer in Canada.

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
•the current illegality of cannabis under federal law, the U.S. federal regulatory landscape and enforcement related to medical or adult use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;
•regulatory and political changes to U.S. federal, state and local laws related to medical or adult use cannabis, including political risks and regulation by additional regulatory authorities;
•rescheduling may lower the barriers to entry for well-capitalized institutional competitors;
•the federal rescheduling process is subject to significant procedural delays and legal challenges;
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
•potential cultivation biosecurity failures;
•consumer acceptance of our brand portfolio;
•the accuracy of our forecasted demand for our products;
•our ability to accurately forecast, manage and monetize inventory;
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
•our corporate structure and our resulting reliance on the performance of our subsidiaries and affiliates;
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
•our lack of portfolio diversification by industry and geographic concentration;
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
•increased unionization efforts and labor shortages;
•potential scrutiny from Canadian authorities due to our status as an SEC Foreign Issuer;
•potential divestment of licenses if required by regulatory authorities;
•our dependency on the banking industry;
•required public disclosure and governmental filings containing personal information of our officers, investors and other stakeholders;
•potential findings by regulatory authorities that one of our stockholders is unsuitable;
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
•our increasing use of, or failure to effectively implement, artificial intelligence (AI) and automated systems;
•our reliance on third-party software providers;
•costs related to preserving our brand identity;
•our ability to protect our intellectual property due to limited intellectual property protection available for cannabis products and the potential infringement by third parties;
•potential infringement or misappropriation claims;
•the risk of financial crimes;
•the inability to realize the anticipated benefits of the Continuance, or to do so within the anticipated timeframe;
•the risk of receiving no return on our securities;
•our elimination of individual liability and indemnification rights against our directors, officers and employees under Nevada law;
•our organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal;
•the time and resources necessary to comply with corporate governance practices and securities rules and regulations;
•our management’s ability to maintain effective internal controls;
•potential dilution if we issue additional shares of Common Stock;
•market perception of sales of a substantial amount of Common Stock;
•transfer restrictions on our Common Stock;
•price volatility of our Common Stock;
•our stockholders’ limited participation in our affairs;
•our expectation to not declare or pay out dividends;
•certain of our stockholders holding Common Stock representing greater than 5% of our voting power;
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
To date, in the U.S. 40 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and eight states allow the use of low THC and high CBD products for specified medical uses.
Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp, is currently a Schedule I controlled substance under the CSA, which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in U.S. states and territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis violates the Controlled Substances Act and is punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act, or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes in the U.S., including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the U.S. federal government has the authority to regulate and criminalize the sale, possession and use of cannabis in the U.S., even for individual medical purposes, regardless of whether it is legal under state law. To date, however, the U.S. federal government has not enforced those laws against companies (and their vendors) complying with state cannabis law. In October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review cannabis’s Schedule I status. In August of 2023, the HHS recommended to the DEA that cannabis be rescheduled to Schedule III under the CSA. On December 2, 2024, the DEA held a preliminary formal hearing regarding the rescheduling of cannabis, and additional hearings were scheduled from January 21, 2025 to March 6, 2025. On January 13, 2025, Chief Administrative Law Judge presiding over the rescheduling of cannabis ordered that the hearing scheduled for January 21, 2025 was cancelled, and that the proceedings in the matter were stayed, pending a resolution of an interlocutory appeal to the DEA Administrator. A joint status update must be provided to the tribunal ninety (90) days from the issuance of the order, and every ninety (90) days thereafter. In addition, in November 2024, Donald Trump was elected president of the U.S. and announced that Pam Bondi would be his pick for attorney general. On December 18, 2025, President Trump issued the Executive Order, which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the CSA. The effect of the Executive Order may be that the cultivation, manufacturing, distribution, sale or possession of cannabis in the U.S. is no longer federally illegal and would lessen criminal penalties at the federal level and remove Section 280E tax considerations, however, the final effects are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under this administration or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and agency implementation of the Executive Order does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Although we believe that our business activities are compliant with applicable state and local laws in the United States, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive substantially all of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.
The likelihood of any future adverse enforcement against companies complying with state cannabis laws remains uncertain. In 2018, then-U.S. Attorney General Jeff Sessions issued the Sessions Memorandum rescinding the DOJ’s previous guidance under the Cole Memorandum that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities. The Sessions Memorandum, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors can use their prosecutorial discretion to decide to prosecute state-legal cannabis activities. Since the Sessions Memorandum was issued, however, U.S. Attorneys have not targeted state law compliant cannabis entities. The policy of not prosecuting companies complying with state cannabis laws continued under U.S. Attorney General Merrick Garland. The DOJ may change its enforcement policies at any time, with or without advance notice, under current U.S. Attorney General, Pam Bondi.

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
THE CONSEQUENCES OF SUCH GOVERNMENTAL ENFORCEMENT WOULD BE MATERIALLY DETRIMENTAL TO US, OUR BUSINESS AND THE VALUE OF OUR COMMON STOCK AND COULD RESULT IN THE FORFEITURE OR SEIZURE OF ALL OR SUBSTANTIALLY ALL OF OUR ASSETS.

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
In addition, the rule making process to reschedule cannabis to a Schedule III substance under the CSA is ongoing at the time of this filing. We cannot predict the effects such rescheduling would have on our business, and there is no guarantee that the formal rule making process will happen within a certain timeframe or that cannabis will be rescheduled. If cannabis were rescheduled to a Schedule III substance, we cannot predict the federal regulations that may be put into place regarding the cannabis industry. On December 18, 2025, President Trump issued the Executive Order, which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the CSA. The effect of the Executive Order may be that the cultivation, manufacturing, distribution, sale or possession of cannabis in the U.S. is no longer federally illegal and would lessen criminal penalties at the federal level and remove Section 280E tax considerations; however, the final effects are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under this administration or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and agency implementation of the Executive Order does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same FDA drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level. In addition, particularly considering the U.S. congressional elections that occurred in 2024, there is no guarantee that on-going pro-cannabis federal legislative efforts such as the State Reform Act or the SAFER Act will continue, that the Executive Order will result in the rescheduling of cannabis on a particular timeframe or at all, that certain legislation, such as certain banking restrictions, will change as a result of the Executive Order, or that legislation that further restricts the cannabis industry at the federal U.S. level will not be proposed or passed. We cannot predict if newly-elected state officials will adversely change the regulatory schemes regarding cannabis in the states where we operate.
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

Rescheduling may lower the barriers to entry for well-capitalized institutional competitors.
For years, the Schedule I status of cannabis acted as a barrier to entry that kept large-scale pharmaceutical, tobacco, and consumer packaged goods companies from entering the industry. Schedule III status may provide the legal cover these entities need to enter the market. These competitors possess significantly greater financial resources, global supply chains, and experience with federal regulatory agencies. Due to the uncertainty of rescheduling and the potential timeline for these competitors to enter the market, the impact is unclear.
The federal rescheduling process is subject to significant procedural delays and legal challenges that could postpone or nullify any anticipated benefits.
The process of moving cannabis to Schedule III is governed by the Administrative Procedure Act, which requires a public comment period and potentially lengthy administrative hearings. Opponents of rescheduling may file lawsuits to stay or vacate the final rule, alleging procedural flaws or conflicts with international treaty obligations. Any such litigation could leave us in a state of regulatory uncertainty for years.
Challenging U.S. and global economic conditions may negatively impact our business, financial condition and results of operations.
Any disruptions and volatility in U.S. and global financial markets, inflation, potential recession and declining consumer and business confidence could lead to decreased levels of consumer spending and higher costs. Our operations have been, and could continue to be affected by inflation, and could be effected by any potential recession, real or perceived market disruptions, the unemployment level, the impact of a federal government shutdown, or rising or elevated interest rates that reach levels that influence consumer trends and spending and, consequently, impact our sales volume, pricing, cost of goods and profitability. In addition, economic uncertainty may make it more difficult to access financing at the rates we have received previously. Further, continued high interest rates may increase the cost of servicing our debt, which may limit our ability to fund capital expenditures for new cultivation facilities. Additionally, as cannabis remains a discretionary purchase for many, inflationary pressure on household essentials, such as food, fuel and rent, could lead consumers to trade down to lower-margin value brands or reduce their overall frequency of purchase, potentially leading to further price compression in certain markets.
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

The Company and certain of our subsidiaries are borrowers under secured debt facilities, and we may be unable to repay, renew or refinance our indebtedness when it becomes due. Further, our debt facilities contain covenants that restrict our business and they may be difficult or costly for us to comply with. If we are unable to repay, renew or refinance our debts as they become due, it would have a material adverse effect on our business, financial condition and results of operations and the value of our Common Stock.
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
We may not be able to renew or refinance our indebtedness on substantially similar terms, or at all, particularly in an environment of economic uncertainty such as the one discussed above in “—Challenging U.S. and global economic conditions may negatively impact our business, financial condition and results of operations.” Our ability to access short-term and long-term lending and capital markets to obtain, and the availability of acceptable terms and conditions of, financing are impacted by many factors, including the liquidity and volatility of the overall lending and capital markets, the cannabis regulatory environment and the current state of the economy, including the cannabis industry. There can be no assurances that we will be able to access the lending and capital markets to refinance our indebtedness. We may have to pay higher interest rates and additional fees and expenses, and we may have to agree to terms that could increase the cost of our indebtedness structure. If we are unable to renew or refinance our indebtedness on terms that are not materially less favorable than the terms currently available to us or obtain alternative or additional financing arrangements, we may not be able to timely repay our indebtedness, which may result in a default under our indebtedness, which could result in our lenders’ foreclosure on our assets securing our indebtedness.
The Company and our subsidiaries may incur additional indebtedness, and we may be unable to borrow on better or substantially similar terms to our existing indebtedness. New indebtedness facilities may contain covenants that further restrict our business and they may be difficult or costly for us to comply with. If we were to incur additional indebtedness that increases the cost of our indebtedness structure, it would have a material adverse effect on our business, financial condition and results of operations and the value of our Common Stock.
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
Despite quality control procedures, cultivators, manufacturers and distributors of cannabis products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. While we employ testing procedures, there is no guarantee such procedures will catch all defects. If any of our products or any of the products that we purchase from a third party are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall, and may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. A recall or return of our products could lead to a deterioration in our brand identity, decreased demand for our products or limit our ability to purchase from a third-party and could have a material adverse effect on our business, financial condition and results of operations.
Cultivation biosecurity failures, including the introduction or spread of plant pathogens such as Hop Latent Viroid (“HpLVd”), could materially adversely affect our yields, product quality, and operating results.
HpLVd can remain asymptomatic for extended periods while significantly reducing plant vigor, yield, and cannabinoid potency, which may delay detection and amplify losses. Despite the testing processes we employ, pathogens may spread through infected clones, tools, personnel movement, or shared environments, and our biosecurity, testing, sanitation, and quarantine controls may prove insufficient or inconsistently executed. An outbreak could require crop destruction, facility remediation, replacement of genetics, and extended production downtime, resulting in inventory write-downs, higher operating costs, supply shortfalls, margin compression, and reputational harm. Limitations in diagnostic accuracy or timing, reliance on third-party inputs, and human execution risk may further constrain prevention and response efforts. If we are unable to effectively prevent, detect, or mitigate such biosecurity incidents, our business, financial condition, and results of operations could be materially adversely affected.

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
Our ability to accurately forecast, manage, and monetize inventory is subject to uncertainty and could materially adversely affect our operating results.
As a multi-state cannabis operator, inventory predictability is affected by biological variability in cultivation cycles, inconsistent yields and potency, biosecurity events, regulatory testing and hold periods, processing capacity constraints, and variability in consumer demand across markets and product categories. Forecasting errors or operational disruptions may result in excess, obsolete, or aged inventory requiring discounting, reprocessing, or destruction, as well as inventory write-downs or impairments. Conversely, inventory shortfalls may limit our ability to meet customer demand, fulfill wholesale commitments, or maintain retail shelf availability, adversely affecting revenue, margins, and brand equity. Additionally, inventory planning relies on assumptions regarding market growth, pricing, regulatory conditions, and execution across cultivation, manufacturing, and distribution functions, which may not prove accurate. If we are unable to effectively predict and align inventory levels with demand and operational capacity, our business, financial condition, and results of operations could be materially adversely affected.
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
We are subject to growth-related operational and execution risks, including integration of acquired businesses, facilities, systems, personnel, and other capacity constraints, efficient management of assets and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our integration processes and operational and financial systems and to expand, train and manage our employee base. Our inability to effectively manage our growth may have a material adverse effect on our business financial results and financial condition.
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
We may be subject to litigation.
We may become party to litigation from time to time in the ordinary course of business, which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the Common Stock. Even if we are involved in litigation and win, litigation can redirect significant financial and other resources of the Company.

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
Our business requires significant packaging, construction, and other materials. We strategically and proactively procure these materials from our suppliers in sufficient quantities to facilitate supply chain demands and on relevant construction timelines. On February 20, 2026, the U.S. Supreme Court ruled that certain previously imposed tariffs under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. While this ruling may lead to potential refunds of duties previously paid, President Trump immediately transitioned to a new 15% global import tariff under Section 122 of the Trade Act of 1974 (the “Trade Act”). We cannot yet predict the effect of these new tariffs, recently imposed or future U.S. tariffs on imports or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import of materials in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
The U.S. government has adopted new approaches to trade policy and in some cases, may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. While the Supreme Court has limited the President’s authority to impose open-ended tariffs under IEEPA, the administration has utilized alternative statutory authorities, such as Section 122, to impose time-limited surcharges, and has raised the possibility of seeking congressional extensions or imposing significant additional tariff increases under Section 232 or Section 301of the Trade Act or expanding the tariffs to capture other countries and certain types of foreign goods. A significant portion of our operational infrastructure, including LED lighting, climate control systems, extraction hardware, and specialized packaging, is sourced from international markets, particularly China and Southeast Asia. Recent and proposed shifts in U.S. trade policy, including the current 15% global tariff and other tariffs on certain imports, could drastically increase the cost of building out or maintaining our facilities. These costs are difficult to pass on to consumers in a highly competitive, price-sensitive market. Additionally, the legal and administrative uncertainty following the recent U.S. Supreme Court ruling, including the process for seeking duty refunds and the potential for rapid shifts between different statutory tariff regimes, may make it more difficult or costly for us to procure packaging, construction, and other materials. As a result, we may experience supply chain interruptions or increased pricing of such procured materials and planned projects may be delayed, which could have a material adverse effect on our current and expansion strategy as well as our business, operating results and financial condition.
In addition, in response to both the invalidated IEEPA tariffs and the newly imposed Section 122 tariffs, other countries have implemented or may implement retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, operating results and financial condition.

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
We engage in acquisitions, dispositions and other strategic transactions, which present numerous execution risks. We may encounter unforeseen obstacles related to these transactions that would negatively impact our business, financial condition and results of operations and our Common Stock.
Material acquisitions, dispositions and other strategic transactions involve a number of execution risks, including: (i) potential disruptions to our ongoing business; (ii) distraction of management; (iii) our becoming more financially leveraged; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or taking longer to realize than expected; (v) an increase in the scope and complexity of our operations, including in employee relations as a result of growth or acquiring existing union and collective bargaining agreements; and (vi) a loss or reduction of control over our assets. Additionally, we may issue Common Stock and other equity interests as consideration in such transactions, which issuances would dilute our existing stockholders’ equity holdings in the Company.
Our acquisitions are subject to varying degrees of approval which include in some cases, among other things, (i) approval by the Company’s stockholders; (ii) approval by local and state authorities of the change in ownership in the cannabis licensee or the deemed sale, transfer or assignment of the cannabis-related licenses; and (iii) other state and local regulatory approvals. We are unable to predict when all required approvals or authorizations will be obtained, if at all.
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
The ability to achieve desired growth will depend in part on our ability to identify, evaluate, successfully negotiate and consummate acquisition and investment opportunities with target companies on prices that reflect the value of such target companies. Achieving this objective in a cost-effective manner is a product of our sourcing capabilities, our management of the negotiation and investment process, the ability to structure and provide purchase prices on terms that are attractive to target companies as well as our access to financing on acceptable terms. Failure to successfully consummate and integrate suitable acquisitions and investments could have a material adverse effect on our business, financial condition and results of operations.

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
We may purchase businesses and assets with limited representations and warranties from, or recourse to, the sellers of those businesses and assets. These limited representations and warranties and lack of recourse could result in no or limited legal remedies for unknown and materially detrimental problems with the business or assets we acquire, which in turn could negatively impact our business, financial condition and results of operations.
We may acquire businesses and assets with only limited representations and warranties from the sellers regarding the quality of the business, its operating results, liabilities and risks and quality of assets. We may have limited or no recourse to the sellers if they breach their representations or warranties in the applicable transaction documents. As a result, if defects or liabilities are subsequently discovered, we may not be able to pursue a claim for damages against the sellers. The extent of damages that we may incur as a result of such matters cannot be predicted, but potentially could have a material adverse effect on the value of our assets and revenue streams and financial performance. Further, some of our remedies and recourse may consist of obligations of cannabis operations, and our remedies may be limited if deemed unenforceable under federal laws or for other regulatory reasons.
We may enter or acquire businesses in developing markets where regulation of medical or adult use cannabis is uncertain or in process, exposing us to additional risks and expenses with respect to regulatory compliance.
We may enter markets or acquire businesses and assets in developing markets where the regulation of cannabis is uncertain. The medical or adult use cannabis regulatory regime in a market may not be settled at such time and final regulations with respect to cannabis licenses may still be unknown. If final regulations differ from our expectations, or the existing terms of the acquired license are changed by the adoption of final regulations, we may realize less value from the expansion or acquisition than expected. This possibility, as well as other general uncertainties surrounding cannabis markets with regulation that is not established, could have consequences detrimental to our business plan and asset values, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our business and asset portfolio are not highly diversified by industry and our sales are geographically concentrated. If our cannabis business and assets underperform, our business, financial condition and results of operations would be negatively impacted.
Our assets are associated with the medical and adult use cannabis industry. While we may purchase other assets and make investments not limited to the cannabis industry, we intend to maintain and continue to acquire businesses, licenses and assets related to the cannabis industry. Thus, we have, and are expected to have, limited industry diversity as to asset type and revenue generation. Additionally, our business is geographically concentrated in the U.S. states in which we hold licenses to operate cannabis-related businesses. In particular, we have substantial operations in Florida, which accounted for approximately 28% of our consolidated sales as of December 31, 2025, where all sales are for medical products and are generated solely by our retail stores given the vertical integration requirements of Florida’s cannabis regulations. As a result, our business, financial condition, and results of operations are particularly sensitive to economic, regulatory, and competitive conditions in Florida. Should economic conditions deteriorate, competitive pressure intensify, or adverse regulatory changes occur within the region, our results of operations and financial position would be negatively impacted. In addition, Florida is prone to extreme weather events and natural disasters, such as hurricanes, which could cause significant property damage, business interruption, or supply chain disruptions. Insurance coverage for such events may be unavailable, inadequate, or prohibitively expensive. Furthermore, any adverse changes in state law, delays in the potential legalization of adult-use cannabis, or unfavorable regulatory actions could materially impact our business. See “--We are exposed to various operational risks and natural phenomena, any of which may be uninsured or underinsured, and uninsured losses could have a material adverse effect on our business, financial condition and results of operations” for more information. This lack of industry and geographic diversification increases the risk associated with the revenue streams we expect to receive from our businesses and assets and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
The contractual arrangements we have with our consolidated variable interest entities (“VIEs”) are not as secure as direct ownership of such entities.
We have, and may in the future, enter into financing arrangements with certain VIEs to provide funding for potential capital expenditures including, but not limited to, the construction of dispensaries and other facilities. Our existing VIEs are, and may in the future be, owned by certain of our employees or their affiliates. We may enter into Management Service Agreements with these VIEs, which grant us the ability to make business operating decisions, manage and staff employees, determine product mix, and direct allocation of cash. The Management Service Agreements may also allow us to limit distributions from the entity.
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
Stockholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies like us. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the expansion or operation of our business. We may fail to successfully address these risks and uncertainties or fail to successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our Common Stock such that investors may lose their entire investments.

We rely on third-party suppliers, manufacturers and contractors based in the U.S., and any significant interruption or negative change in the quality, availability, trade policy, pricing and other economics of these relationships could have a material adverse effect on our business, financial condition and results of operations.
The cultivation, extraction, production, sale and distribution of cannabis and cannabis products is dependent on a number of key inputs from third-party suppliers based in the U.S. and their related costs, including raw materials, electricity, water and other local utilities. Many of these inputs are provided by local suppliers, manufacturers and contractors operating in the same state or U.S. region as our operations, especially with respect to energy sources and other utilities. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, fail to ship products in a timely manner, fail to produce products that meet our quality standards, have limited supply, become unwilling to do business with a cannabis business or substantially raise its prices, we might be unable to find a replacement for such source locally, regionally or anywhere within the U.S. in a cost-effective or timely manner or at all, which could materially and adversely impact our reputation and operations. Further, the rates charged for electricity and other energy sources may increase due to diminished supply, general economic conditions, rising inflation or general economic recessions, and the cost of raw materials and other components, natural gas and electricity may be adversely affected by geopolitical disruptions, such as ongoing conflicts between Russia and Ukraine and Israel and Hamas, changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, China or other countries, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, climate change and harvesting conditions. If our suppliers were to increase costs for any reason, we may need to increase costs to our end consumers, which may not be successful in offsetting cost pressures. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings from us or our competitors, or may forego some purchases altogether, particularly of our premium products, during an economic downturn or times of increased inflationary pressure.
We also rely on relationships with numerous business partners and third-party service providers located in the U.S. Unless and until the U.S. federal legal landscape with respect to cannabis changes, there is a significant risk that U.S. business partners and third party service providers may be required or otherwise decide to suspend, limit or withdraw services and business relationships to avoid prosecution by federal authorities under U.S. federal laws. Any inability to secure partners and required services or to do so on appropriate terms could have a material adverse effect on our business plans, financial condition and results of operations.
A drop in the wholesale or retail price of cannabis products in the geographic areas in which we operate would negatively impact our business, financial condition and results of operations.
The price and demand for our products is determined on a state-by-state basis and depends in part on the price and supply of commercially-grown cannabis in the particular state, and costs of cannabis are affected by various state regulations that limit the sourcing and procurement of cannabis products. Fluctuations in economic and market conditions and changes in regulations that impact the prices and supply of commercially grown cannabis, such as increases in the supply of cannabis and the decrease in the price of products using commercially grown cannabis, could cause increased competition and restrictions on selling products, resulting in our revenues and profitability declining, which would have a negative impact on our business, financial condition and results of operations.

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
Cannabis cultivation and processing consumes considerable energy, which makes us vulnerable to rising energy costs and available supply, including the price and availability of oil and natural gas. Accordingly, recent rising or volatile energy costs and supply disruptions caused by global supply constraints, inflation, limits on U.S. production and sanctions imposed on certain imports may adversely impact our business operations, financial condition and results of operations.
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

Risks Related to our Business and Operations – Government Regulation of Cannabis
Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures that could have materially detrimental consequences to our business, financial condition and results of operations.
We realize, and will continue to realize, the benefits from cannabis licenses pursuant to several different operational and legal structures, depending on the regulatory requirements for specific states, including realizing the economic benefit of cannabis licenses through Management Service Agreements, which are often with third parties who hold the cannabis license. Management Service Agreements may be required to comply with applicable state laws and regulations or are in response to perceived risks that we determine warrants such arrangements.
The foregoing structures present various risks to us, including the following risks, each of which could have a material adverse effect on our business, financial condition and results of operations:
•A regulatory authority may determine that these Management Service Agreement structures are in violation of an existing legal or regulatory requirement or it may change the legal or regulatory requirements such that this contractual structure violates such changed requirements. We cannot provide assurance that a license application submitted by a third party for operations that would be governed by a Management Service Agreement will be approved or renewed.
•There could be a material and adverse impact on the revenue stream we intend to receive from a Management Service Agreement structure. If a Management Service Agreement is terminated, we will no longer receive any economic benefit from the applicable dispensary or cultivation license previously subject to the Management Service Agreement.
•These structures could potentially result in the funds invested by us for the development and operation of the business subject to the applicable license being used for unintended purposes, such as to fund litigation or damages from a contractual breach by the license holder.
•Under a Management Service Agreement structure, we will not be the holder of the applicable cannabis license, and therefore, we only would have contractual rights with respect to any interest in any such license. If the license holder fails to adhere to its contractual agreement with the us, or if the license holder makes, or fails to make, decisions in respect of the license that we disagree with, we will only have contractual recourse and will not have recourse to any regulatory authority.
•The license holder may renege on its obligation to pay fees and other compensation pursuant to a Management Service Agreement or violate other provisions of these agreements.
•The license holder’s acts or omissions may violate the applicable license, thus jeopardizing the status and economic value of the license holder and, by extension, us.
•The license holder may attempt to terminate the Management Service Agreement with us in violation of its express terms.
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
THE CONSEQUENCES OF SUCH GOVERNMENTAL ENFORCEMENT WOULD BE MATERIALLY DETRIMENTAL TO US, OUR BUSINESS AND THE VALUE OF OUR COMMON STOCK AND COULD RESULT IN THE FORFEITURE OR SEIZURE OF ALL OR SUBSTANTIALLY ALL OF THE COMPANY’S ASSETS.
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
Achievement of our business objectives is contingent, in part, upon our compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the operation of our business and the sale of our products. We cannot predict the impact of the compliance regime regulatory bodies where we operate (to the extent we are subject to such regulations) are implementing or may implement that may affect our business. Similarly, we cannot predict the cost and time that will be required to secure or renew all appropriate regulatory licenses and approvals for the operation of our business or the sale of our products, or the cost and extent of testing, tracking, documentation, reporting and other compliance requirements that may be required by governmental authorities. The impact of governmental compliance regimes, the cost in obtaining and maintaining regulatory approvals and any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact existing markets and the development of new markets, products and sales initiatives and could have a material adverse effect on our business plans, results of operations and financial condition.

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
Recent and proposed state legislation throughout the U.S. has prioritized minority and diversity participation in the cannabis industry, including providing licensing preferences to minority owners, individuals with specified criminal convictions, local residents and individuals and businesses from economically depressed or disadvantaged areas. As new medical and adult use legislation is passed, multi-state operators such as us may be prevented, limited or discouraged from obtaining new licenses, renewing licenses or from participating in new markets or existing markets, or may be required to partner with specific individuals, who may be difficult to find and agree to terms with. Social equity initiatives could adversely impact our ability to increase or maintain market share and revenues in certain states, expand our geographic footprint or obtain a positive return on our acquisitions or investments, all of which could have a material adverse impact on our business, financial condition and results of operations. However, on January 20, 2025, President Trump issued an executive order ending certain federal diversity, equity and inclusion programs. While this order targets federal-level programs, its implementation has created significant uncertainty for state-level cannabis social equity initiatives that rely on federal administrative cooperation or grant funding. As such, we are uncertain whether the programs discussed above will continue in the cannabis industry. Furthermore, the legal landscape for state social equity programs has become increasingly volatile due to a split in federal appellate court rulings. While some circuits have upheld local residency preferences, others, including the Second Circuit in late 2025, have found that prioritizing in-state applicants is illegal. These conflicting rulings and subsequent lawsuits have led to significant delays and freezes in the issuance of new licenses in several of our core markets. We cannot predict whether these programs will be struck down, amended, or indefinitely delayed by litigation, which could disrupt our expansion timelines and increase our legal and compliance costs.
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
Congress and certain state legislatures continue to consider and pass legislation that increases our costs of doing business, including increased minimum wages and requiring employers to provide paid sick leave or paid family leave. In addition, our employee-related operating costs may be increased by union organizing activity, and the National Labor Relations Board adopted regulatory changes that could facilitate union organizing. If we are unable to reflect these increased expenses in our pricing or otherwise modify our operations to mitigate the effects of such increases, our operating results will be adversely affected.
Increased unionization efforts and labor shortages could increase our operating costs and disrupt our ability to maintain consistent production levels.
The cannabis industry is seeing a surge in organized labor activity, often incentivized by state Labor Peace Agreement requirements (e.g., in New Jersey). If a significant portion of our cultivation or retail workforce were to unionize, we could experience higher labor costs, more rigid work rules, and the potential for work stoppages or strikes. Furthermore, the specialized nature of cannabis cultivation requires skilled labor; an intensely competitive labor market may force us to increase wages and benefits beyond our current projections to retain talent, which would further squeeze our operating margins.
As an SEC Foreign Issuer in Canada with cannabis-related business activities, the Company may be subject to heightened scrutiny by Canadian authorities, which could negatively affect our business, financial condition and results of operations.
Because Verano is classified as an SEC Foreign Issuer in Canada, its business, operations and investments , and any future businesses, operations and investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with Canadian public officials.
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
We are dependent on the banking industry. Our business operating functions, including payroll for employees, equipment and property lease payments, and the payment of other vendor and operating expenses, are reliant on having access to traditional banking services. We require access to banking services to make and receive payments in a timely manner, and these could be jeopardized if we lose access to bank accounts. Most federal and federally insured banks currently do not serve cannabis businesses on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. When cannabis businesses are able to find a bank that will provide services, they face extensive customer due diligence in light of complex state regulatory requirements and guidance from the Treasury Department, and these reviews are time-consuming and costly, creating additional barriers to financial services for, and imposing additional compliance requirements on, us. While the U.S. federal government has generally not initiated financial crime prosecutions against state-law compliant cannabis companies or their vendors, the U.S. federal government theoretically could initiate such prosecutions, at least against companies in the adult use cannabis markets. The continued uncertainty surrounding financial transactions related to cannabis activities, including legislation such as the SAFE Banking Act, the SAFER Banking Act and the CLIMB Act, and the subsequent risks this uncertainty presents to U.S. financial institutions may result in their discontinuing services to the cannabis industry or limiting their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry. Additionally, increased institutional interest in the cannabis sector may lead to more rigorous know your customer and anti-money laundering scrutiny from financial partners. If our internal controls are deemed insufficient to track source of funds or related-party transactions with the granularity required by major national banks, we may be denied access to the very banking services that rescheduling from Schedule I to Schedule III was intended to provide. This could result in a continued reliance on expensive, non-traditional financing.
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

If one of our stockholders is found unsuitable by one of our licensing authorities, we may seek to redeem such stockholder’s ownership interests and we may be forced to use our cash or incur debt to fund such redemption of our securities. If we are unable to redeem our securities, such failure could result in the loss of current or potential cannabis licenses which would have an adverse effect on our revenues, financial performance and growth objectives.
We may seek to redeem our securities held by certain stockholders in the event (i) a licensing authority has determined that the stockholder is unsuitable to own securities of a cannabis licensee, or (ii) we have determined that the stockholder’s ownership of our securities may result in the loss, suspension or revocation (or similar action) with respect to our cannabis licenses or in us being unable to obtain any new cannabis licenses, in each case including as a result of the evaluation of such person’s suitability review or such person otherwise failing to comply with the requirements of a licensing authority. Any redemption and the price of such redemption would be determined by our board of directors (the “Board”) and, if a license application has been filed, after consultation with the applicable licensing authority. Any redemption may be required to be made at a premium to the market value of such securities, and a redemption diverts our cash resources from other productive uses and may require us to obtain additional financing which may involve additional restrictive covenants and further leveraging of our assets. In the event we seek to redeem specified securities and are unable to do so, such failure may result in the loss of one or more current or potential cannabis licenses which would have an adverse effect on our revenues, financial performance, growth objectives and geographic diversity.
Our employees, business partners and investors may be subject to the risk of being barred from entry into the U.S. If our business partners, investors or personnel are barred from entering the United States, it could negatively impact our business, financial condition and results of operations.
Because cannabis remains illegal under U.S. federal law, non-U.S. citizens employed at, conducting business with or investing in U.S. state licensed cannabis businesses could face detention, denial of entry or lifetime bans from the U.S. for their associations with U.S. cannabis businesses. Entry happens at the sole discretion of the officers on duty of the U.S. Customs and Border Protection and these officers have wide latitude to ask questions to determine the admissibility of a foreign national.
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
At this time, cannabis remains a Schedule I controlled substance under U.S. federal law. On December 18, 2025, President Trump issued the Executive Order, which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance. The effect of this executive order would lessen criminal penalties at the federal level and remove Section 280E tax considerations, however, the final effects of this executive order are dependent on other government actions. The Executive Order, and agency implementation of the Executive Order does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same FDA drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.
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
Our use of technology is critical to our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks or technological malfunctions. Successful cyber-attacks or technological malfunctions affecting us or our respective service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of customer information or other confidential information and reputational risk. Depending on the severity of a potential cybersecurity incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research and development), and other third-party data (such as suppliers and vendors) could be compromised, which could adversely affect our business. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities, which could have a material adverse effect on our business, financial condition and results of operations. Traditional cybersecurity defenses may be insufficient against AI-enhanced threats. We have seen a global rise in cyber-enabled fraud, where bad actors use AI to impersonate executives or vendors to authorize fraudulent wire transfers. As a cannabis operator handling significant cash-equivalent transactions and sensitive patient health data, a breach could lead to severe regulatory fines, loss of licensure, and irreparable brand damage. Our reliance on third-party seed-to-sale software also introduces concentration risk, where a single vulnerability in a common vendor could halt operations across multiple states simultaneously.
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
Our increasing use of, or failure to effectively implement, artificial intelligence (AI) and automated systems could lead to operational disruptions, data inaccuracies, or legal liabilities.
We are exploring and integrating AI technologies into our cultivation monitoring, supply chain forecasting, and retail customer engagement platforms. These technologies are complex and rapidly evolving. If the algorithms we use are flawed, or if the data used to train them is biased or inaccurate, it could lead to suboptimal cultivation yields, inventory imbalances, or discriminatory marketing practices. Furthermore, the use of generative AI by our employees or third-party vendors could result in the unintended disclosure of trade secrets or intellectual property. The regulatory landscape for AI is nascent; new laws may impose costly compliance requirements or restrict our ability to use certain automated tools for hiring or customer profiling.
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
We believe that establishing and maintaining the brand identities of our retail dispensaries and products are critical aspects of attracting, expanding and keeping a large customer base. Promotion and enhancement of brands will depend largely on our success in operating our dispensaries and providing high-quality products. If customers and patients do not perceive our retail operations and products to consistently be of high quality and value, or if we introduce new products, change products or enter into new business ventures that are not favorably received by customers and patients, we risk diluting our brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining distinct brand loyalty among customers. We may incur significant expenses in an attempt to promote and maintain our brands, and if such efforts are not successful it could have a material adverse effect on our business, financial condition and results of operations.
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

Risks Related to our Securities, Internal Controls and Governance
We may be unable to realize the anticipated benefits of the Continuance, or we may be unable to do so within the anticipated timeframe.
On November 3, 2025, we completed the Continuance from British Columbia to the State of Nevada. While we believe this move will enhance shareholder value by reducing administrative costs and providing greater corporate flexibility, these benefits may not be fully realized, or we may be unable to realize the benefits within the anticipated timeframe. Our expectations are based on several assumptions that could prove incorrect, leading to the following risks, among others:
•The laws of the State of Nevada differ in material respects from the British Columbia Business Corporations Act. Nevada law provides broader discretion and greater protection for directors and officers against personal liability, which may be perceived by shareholders as a reduction in their ability to hold management accountable. These differences in corporate governance may lead to shareholder dissatisfaction or litigation, which could be costly and time-consuming to defend.
•The integration of our corporate identity into the Nevada legal framework requires significant management time and focus. If our leadership is diverted from our core business strategy to manage the administrative and legal complexities of the Continuance, our operational results could suffer. Furthermore, if we fail to update our internal controls and procedures to meet Nevada’s specific regulatory environment in a timely manner, we could face compliance failures.
If we are unable to realize the anticipated benefits of the Continuance within the expected timeframe, or at all, it could have a material adverse effect on our business, financial condition, and the market price of our Common Stock
A return on our securities is not guaranteed.
There is no guarantee that our Common Stock will earn any positive return in the short or long term. A holding of Common Stock is speculative, involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in Common Stock is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment.
The elimination of individual liability against our directors and officers under Nevada law and the existence of indemnification rights for our directors and officers may result in substantial expenditures by us and may discourage claims for wrongful acts against our directors and officers, which could negatively impact our business, financial condition and results of operations.
Our articles of incorporation contain a provision permitting the elimination of personal liability of our directors and officers to us and our stockholders for damages caused by a director or officer to the extent provided for under Nevada law. We may also incur contractual indemnification obligations under employment agreements with our officers or agreements entered into with our directors. These indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which may be uninsured or underinsured and for which we may be unable to recoup. These agreements and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Our organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal.
Our articles of incorporation and bylaws:
•require certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual or special meetings of stockholders, including nominating directors for election at those meetings; and
•authorize our Board to issue up to 1,000,000,000 shares of preferred stock (the “Preferred Stock”) without stockholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board may determine.
In addition, we may be subject to the provisions of certain Nevada statutes that could have the effect of prohibiting or limiting certain transactions with our stockholders or discouraging acquisitions of our capital stock
Nevada’s “combinations with interested stockholders” statutes (Sections 78.411 through 78.444, inclusive, of the Nevada Revised Statutes, or NRS) provide that specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” of the corporation are prohibited for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or unless the combination is approved by the board of directors and 60% of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Furthermore, in the absence of prior approval certain restrictions may apply even after such two-year period. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder.” These statutes generally apply to Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We have made such an opt-out election in our articles of incorporation.
Nevada’s “acquisition of controlling interest” statutes (NRS 78.378 to 78.3793, inclusive) prohibit an acquirer, under certain circumstances, from voting its shares of a target corporation’s stock after crossing certain ownership threshold percentages, unless the acquirer obtains approval of the target corporation’s disinterested stockholders. The statute specifies three thresholds: one-fifth or more but less than one-third, one-third but less than a majority, and a majority or more, of the outstanding voting power. Generally, once an acquirer crosses one of the above thresholds, those shares in an offer or acquisition and acquired within 90 days thereof become “control shares” and such control shares are deprived of the right to vote until disinterested stockholders restore the right. These provisions also provide that if control shares are accorded full voting rights and the acquiring person has acquired a majority or more of all voting power, all other stockholders who do not vote in favor of authorizing voting rights to the control shares are entitled to demand payment for the fair value of their shares in accordance with Nevada’s dissenter’s rights statutes. A corporation may elect to not be governed by, or “opt out” of, the control share provisions by making an election in its articles of incorporation or bylaws, provided that the opt-out election must be in place on the 10th day following the date an acquiring person has acquired a controlling interest, that is, crossing any of the three thresholds described above. We have opted out of the control share statutes in our bylaws.
These provisions of our organizational documents and the NRS, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, could limit the ability of stockholders to approve transactions that they may deem to be in their best interests, and could make it considerably more difficult for a potential acquirer to replace management.

The Company is a public issuer in the U.S. and is classified as an SEC Foreign Issuer in Canada. The Board and management must devote time and resources to compliance initiatives, corporate governance practices and securities rules and regulations that impose various requirements on public companies. These additional costs and management attention could negatively impact our business, financial condition and results of operations.
As a public issuer in the U.S., the Company is subject to the rules and regulations of the SEC and the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As an SEC Foreign Issuer in Canada with the Common Stock listed on Cboe, the Company is also subject to certain reporting requirements and rules and regulations under Canadian securities laws and the rules of Cboe. Application of both existing or new U.S. or Canadian regulatory requirements applicable to us may have adverse consequences on our ability to issue securities to acquire companies or to raise capital in private placements or prospectus offerings.
As a public company, there are costs associated with legal, accounting and other expenses related to regulatory and stock exchange listing compliance in the U.S. as well as in Canada. Securities legislation and the rules and policies of the SEC, Canadian Securities Administrators and Cboe require reporting and listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. Complying with these U.S. and applicable Canadian statutes, regulations and requirements has historically occupied a significant amount of time of the Board and management.
Stockholder activism, the political environment and a high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which could then result in additional compliance costs and affect the manner in which we operate our business. We also devote greater resources than a non-reporting company otherwise would to communications and other activities involving stockholders, investors and analysts which are typically considered important for publicly traded companies. Any new regulations or disclosure obligations or additional stockholder communications and activities may increase our legal and financial compliance costs and may make some compliance activities more time-consuming and costly.
Our management must devote substantial time and cost to effective internal controls required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”). These requirements take time and resources and increase our legal and financial compliance costs. If we are unable to maintain effective internal controls, our ability to produce timely and accurate financial statements could be impaired, investors could lose confidence in our financial information and the price of our Common Stock could decline.
As a U.S. reporting company and an SEC Foreign Issuer in Canada, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Our management is required to furnish a report on our internal controls over financial reporting in our Annual Reports on Form 10-K. In addition, our independent registered public accounting firm is required, pursuant to Section 404(b) of SOX, to attest to the effectiveness of our internal control over financial reporting and we are required to include such attestation in our Annual Reports on Form 10-K.
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
Any testing by us conducted in connection with Section 404 of SOX may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses that may require prospective or retrospective changes to our consolidated financial statements, or identify other areas for further attention or improvement. Inferior internal controls could impair our ability to produce timely and accurate financial statements and cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.
Despite the efforts we have undertaken, there is a risk in the future that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404 of SOX. If within the prescribed time frame, we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our Common Stock could decline.

Additional issuances of Common Stock, or securities convertible into Common Stock, may result in voting and economic dilution to our stockholders.
We plan to issue additional securities in the future in connection with acquisitions, equity incentives, securities offerings and financing transactions (including through the sale of securities convertible into or exchangeable or exercisable for shares of our capital stock), which will dilute our stockholders’ holdings in the Company. Our articles of incorporation permit the issuance of 5,000,000,000 shares of Common Stock and 1,000,000,000 shares of Preferred Stock, and our stockholders have no pre-emptive rights in connection with any further issuances. The Board has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences, and privileges superior to those of our existing outstanding securities. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of our securities will have on the market price of our Common Stock. Issuances of a substantial number of additional securities by us, or the perception that such issuances could occur, may adversely affect the prevailing market price of our Common Stock. With any additional issuance of our securities, investors will suffer dilution to their voting power and we may experience dilution in our revenue and earnings per share.
Sales of substantial amounts of Common Stock in the public market or the perception that such substantial sales may occur may have an adverse effect on the market price of our Common Stock.
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time by existing holders of Common Stock. These sales, or the market perception that stockholders intend to sell a large number of shares of Common Stock, could reduce the market price of our Common Stock. If this occurs and continues, it could impair our ability to issue Common Stock as consideration in our acquisitions, raise additional capital through the sale of securities, and attract investors, along with other adverse consequences.
Upon issuance, transfer restrictions under securities laws or contractual terms may apply to our Common Stock. When transfer restrictions expire or are otherwise lifted, the holders of the unrestricted Common Stock may seek to sell the shares in the public markets, and the increase in the volume of available Common Stock for sale may have an adverse effect on the market price of our Common Stock.
When issued, Common Stock may be subject to restrictions on transfer under applicable securities laws or contractual terms. In anticipation of and following the expiration or lifting of these transfer restrictions, the sales price of our Common Stock may experience a decline due to additional shares of Common Stock being available for sale on the public markets. The sale of a significant amount of shares of Common Stock by existing stockholders or the perception by investors that such sales may occur, could adversely affect the prevailing market price for our Common Stock.

Our Common Stock is subject to price volatility.
The market price for our Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which will be beyond our control, including the following:
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
•sales or perceived sales of additional shares of Common Stock;
•announcements of developments and other material events by us or our competitors;
•fluctuations to our costs of vital production materials and services;
•changes in financial markets and economies and general market conditions, such as inflation, interest rates, recessions and product price volatility; and
•news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in the cannabis industry or our target markets.
In recent years, the securities markets in the U.S. and Canada have experienced a high level of price and volume volatility, and the market prices of securities of many cannabis companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Increased levels of volatility and resulting market turmoil may adversely impact the price of our Common Stock. There can be no assurance that the fluctuations in the price of our Common Stock will not occur.

A decline in the price or trading volume of our Common Stock could affect our ability to consummate acquisitions, expand existing operations, or raise further capital and could cause increased dilution to stockholders and adversely impact our ability to continue current operations, which would have a negative impact on our revenues and profitability.
A prolonged decline in the price or trading volume of our Common Stock could in the future result in a reduction in the liquidity of our Common Stock and inhibit our ability to raise capital. Because a significant portion of our acquisitions and operations have been, and may continue to be, financed through the issuance of equity securities, a decline in the price or trading volume of our Common Stock could be especially detrimental to our growth strategy, liquidity and operations and may cause us to issue additional shares of Common Stock we otherwise would not need to, which would be dilutive to our stockholders. Such reductions may force us to reallocate funds from other planned uses and may have a material adverse effect on our business plan and operations, including our ability to operationalize existing licenses, consummate acquisitions and complete planned capital expenditures. If the price or trading volume of our Common Stock declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not have the resources to continue our normal operations.
If securities or industry analysts do not publish research or reports about us or publish misleading, inaccurate, or unfavorable research about us, our business, share price and trading volume could decline.
The trading market for our Common Stock may be influenced by the research and reports that securities or industry analysts publish about us, our business, prospects, market, or competitors. If few securities or industry analysts cover us, the trading price and volume of our Common Stock would likely be negatively impacted. If one or more of the analysts who covers us downgrades our Common Stock, publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about competitors, the price of our Common Stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Common Stock could decrease, which could cause the price or trading volume of our Common Stock to decline.
An investor may face liquidity risks with an investment in our Common Stock.
There is a significant liquidity risk associated with an investment in our Common Stock. Our Common Stock currently trades on Cboe in Canada and is quoted on the OTCQX in the U.S. We cannot predict at what prices our Common Stock will continue to trade or be quoted, and there is no assurance that an active trading market will be sustained. Our Common Stock does not currently trade on a U.S. national securities exchange. In the event our Common Stock begins trading on any U.S. national securities exchange, we cannot predict at what prices our Common Stock will trade and there is no assurance that an active trading market will develop or be sustained.
Trading in securities quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our financial results, operations or business prospects. This volatility could depress the market price of our Common Stock for reasons unrelated to our operating performance or financial results. Moreover, the OTCQX is not a U.S. national securities exchange, and trading of securities on the OTCQX is often more sporadic than the trading of securities listed on a U.S. national securities exchange such as the Nasdaq Stock Market or the New York Securities Exchange. These factors may result in investors having difficulty reselling our Common Stock on the OTCQX.
Stockholders have little or no rights to participate in our business affairs.
Other than the limited rights of stockholders under our articles of incorporation and bylaws, and pursuant to applicable Canadian, U.S. federal and Nevada laws, the day-to-day decisions regarding the management of our affairs will be made exclusively by the Board and our officers acting under the authority and supervision of the Board. Our stockholders will have little or no control over our current or future business, investment decisions, or other affairs, including the selection and investment in licensees, dispensaries, cultivation operations and real estate. Further, Nevada law provides that the selection of a period for the achievement of corporate goals is the responsibility of the directors. We may also retain consultants, advisors and agents to provide various services to us, over which the stockholders will have no control.

We do not expect to declare or pay dividends, and restrictions in our credit facilities restrict our ability to pay cash dividends.
Holders of our Common Stock, will not have a right to receive dividends on such shares unless declared by the Board. We have not paid dividends in the past, and we do not anticipate that we will declare or pay any dividends in the foreseeable future. The declaration of dividends is at the discretion of the Board, even if we have sufficient funds, net of our liabilities, to pay dividends, and the declaration of any dividend will depend on our financial results, cash requirements, future prospects, credit facility restrictions and other factors deemed relevant by the Board. Any dividends paid by us would be subject to withholding taxes as further summarized under the heading “Risks Related to Taxation.”
Certain stockholders hold over 5% of the Company’s voting power.
As of March 10, 2026, George Archos, our Chairman and Chief Executive Officer, exercises in the aggregate, approximately 7.5% of the voting power in respect of our outstanding Common Stock. In addition, per a public ownership filing made by the entity, Eminence Capital, LP beneficially owned 27,786,719 shares of Common Stock as of November 14, 2025, the date of Eminence Capital LP’s latest filing regarding its holdings of Verano equity, which represents approximately 7.7% of the voting power in respect of our outstanding shares. As a result, Mr. Archos and Eminence Capital, LP each has the ability to impact the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any material business transactions. Even if Mr. Archos does not retain any employment with us, he will continue to have the ability to exercise this voting power.
As our Chairman and Chief Executive Officer, Mr. Archos has control over our day-to-day management and the implementation of major strategic decisions, subject to authorization and oversight by the Board. As a member of the Board, Mr. Archos owes a fiduciary duty to the Company and is obligated to act honestly and in good faith.
Such impact on voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their Common Stock. In addition, sales of significant amounts of shares beneficially held by Mr. Archos or Eminence Capital, LP or the prospect of these sales, could adversely affect the market price of our Common Stock.

Risks Related to Taxation
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
Additionally, the Board recognizes the importance of maintaining the trust and confidence of the Company’s customers, vendors, business partners and employees. The Board oversees the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s Cybersecurity Incident Response Plan (the “Cybersecurity Plan”), which includes the Company’s standards, processes and practices are a component of the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company’s Cybersecurity Plan states that it seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on (i) preserving restrictions on information access and disclosing, including means for protecting the confidentiality of personal private and proprietary information, (ii) guarding against improper information modification or destruction, and (iii) ensuring timely and reliable access to the Company’s information systems.
Risk Management and Strategy
As one of the important elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
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
The Risk Management Guidelines also dictate that the Board will review and discuss with management the Company’s risk assessment process, risk management framework, control and reporting mechanisms, implementation process and monitoring.
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

Governance
The Board has reviewed and discussed with management, the Company’s risk assessment process, risk management framework and reporting mechanisms, implementation and monitoring, including as each of these relates to cybersecurity risks. The Audit Committee coordinates and assists the Board in its oversight of risk. The Board and Audit Committee each receive presentations and reports on Company risks, including cybersecurity risks. The Cybersecurity Plan also contemplates that the Board will also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The Board has discussed the Company’s approach to cybersecurity risk management with the members of management, including the Company’s Vice President, IT - Business Operations.
The Company has a Cyber Incident Response Team (the “IRT”), which is comprised of employees including, among others, the Company’s Vice President, IT - Business Operations, the Chief Financial Officer (“CFO”), the Chief Operations Officer (“COO”) and the Chief Legal Officer (“CLO”), as well as potential outside advisors and service providers, as deemed appropriate. The Cybersecurity Plan contemplates that, in the case of a cybersecurity risk, the Vice President, IT - Business Operations, in coordination with the IRT, will work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, the Cybersecurity Plan contemplates that multidisciplinary teams throughout the Company will be deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Cybersecurity Plan dictates that the Company’s Vice President, IT - Business Operations and the IRT monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate.
The Company’s Vice President, IT - Business Operations has served in various roles in information technology and information security for over 10 years, including serving as a Chief Technology Officer at other companies.
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

ITEM 2. PROPERTIES
The following tables set forth the Company’s owned and leased physical properties as of March 10, 2026, which includes the corporate principal office, a call center, locations of operating dispensaries, dispensaries under construction and actively being planned, and locations for operating cultivation and processing facilities and cultivation and processing facilities under construction. In some cases, dispensary sites under construction or being planned are intended to be re-location sites. The cultivation and processing facilities in operation comprise over 1.1 million square feet.

State/City	Comments/Description	County	Owned/Leased	Use	Operational
*Subject to Mortgage

ARIZONA	Two operating cultivation facilities, one non-operational cultivation facility, one office, eight operating dispensary sites, one vacant leased site and one parking lease for the Prescott dispensary
Chandler		Maricopa	Leased	Office	Yes
Chandler		Maricopa	Leased	Dispensary	Yes
Chino Valley		Yavapai	Leased	Cultivation	Yes
Coolidge*		Pinal	Owned	Cultivation	Yes
Mesa*		Maricopa	Owned	Dispensary	Yes
Mesa		Maricopa	Leased	Dispensary	Yes
Phoenix	Vacant (operations moved to below owned Phoenix site)	Maricopa	Leased	Dispensary	No
Phoenix*		Maricopa	Owned	Dispensary	Yes
Phoenix		Maricopa	Leased	Dispensary	Yes
Phoenix*		Maricopa	Owned	Dispensary	Yes
Prescott		Yavapai	Leased	Dispensary	Yes
Prescott		Yavapai	Leased	Parking	Yes
Tempe		Maricopa	Leased	Dispensary and Cultivation	Yes
Winslow*		Navajo	Owned	Cultivation	No

CONNECTICUT	One cultivation facility and seven operating dispensary sites and one office and storage site
Enfield*		Hartford	Owned	Dispensary	Yes
Newington		Hartford	Leased	Dispensary	Yes
Rocky Hill*		Hartford	Owned	Cultivation	Yes
Meriden		New Haven	Leased	Dispensary	Yes
Meriden*		New Haven	Owned	Office/Storage	Yes
Naugatuck		New Haven	Leased	Dispensary	Yes
Waterbury		New Haven	Leased	Dispensary	Yes
Norwich		New London	Leased	Dispensary	Yes
Ashford		Windham	Leased	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
FLORIDA	One call center/office, two operating cultivation facilities, eighty-three operating dispensary sites, two dispensary sites under construction, eight planned dispensary sites, one planned cultivation facility
Gainesville		Alachua	Leased	Dispensary	Yes
Panama City		Bay	Leased	Dispensary	Yes
Melbourne*		Brevard	Owned	Dispensary	Yes
West Melbourne		Brevard	Leased	Dispensary	Yes
Merritt Island		Brevard	Leased	Dispensary	Yes
Satellite Beach		Brevard	Leased	Dispensary	Yes
Titusville		Brevard	Leased	Dispensary	Yes
Deerfield Beach		Broward	Leased	Dispensary	Yes
Hollywood		Broward	Leased	Dispensary	Yes
Tamarac		Broward	Leased	Dispensary	Yes
Port Charlotte*		Charlotte	Owned	Dispensary	Yes
Orange Park		Clay	Leased	Dispensary	Yes
Crystal River		Citrus	Leased	Dispensary	Yes
Marco Island		Collier	Leased	Dispensary	Yes
Lake City		Columbia	Leased	Dispensary	Yes
Jacksonville Beach		Duval	Leased	Dispensary	Yes
Jacksonville		Duval	Leased	Dispensary	Yes
Jacksonville		Duval	Leased	Dispensary	Yes
Jacksonville*	In Planning	Duval	Owned	Dispensary	No
Jacksonville	In Planning	Duval	Leased	Dispensary	No
Pensacola		Escambia	Leased	Dispensary	Yes
Spring Hill		Hernando	Leased	Dispensary	Yes
Sebring		Highlands	Leased	Dispensary	Yes
Apollo Beach*		Hillsborough	Owned	Cultivation	Yes
Apollo Beach*		Hillsborough	Owned	Dispensary	Yes
Apollo Beach*		Hillsborough	Owned	Office	Yes
Brandon		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Tampa		Hillsborough	Leased	Dispensary	Yes
Sebastian		Indian River	Leased	Dispensary	Yes
Lady Lake		Lake	Leased	Dispensary	Yes
Bonita Springs		Lee	Leased	Dispensary	Yes
Cape Coral		Lee	Leased	Dispensary	Yes
Fort Myers		Lee	Leased	Dispensary	Yes
Fort Myers*		Lee	Owned	Dispensary	Yes
Fort Myers		Lee	Leased	Dispensary	Yes
Tallahassee*		Leon	Owned	Dispensary	Yes
Tallahassee	In Planning	Leon	Leased	Dispensary	No
Bradenton		Manatee	Leased	Dispensary	Yes
Bradenton		Manatee	Leased	Dispensary	Yes
Ocala		Marion	Leased	Dispensary	Yes
Hobe Sound		Martin	Leased	Dispensary	Yes
Stuart		Martin	Leased	Dispensary	Yes
Miami		Miami-Dade	Leased	Dispensary	Yes
Naranja		Miami-Dade	Leased	Dispensary	Yes
North Miami*		Miami-Dade	Owned	Dispensary	Yes
North Miami Beach		Miami-Dade	Leased	Dispensary	Yes
Palmetto Bay	In Planning	Miami-Dade	Leased	Dispensary	No

State/City	Comments/Description	County	Owned/Leased	Use	Operational
Key West		Monroe	Leased	Dispensary	Yes
Yulee		Nassau	Leased	Dispensary	Yes
Shalimar		Okaloosa	Leased	Dispensary	Yes
Apopka		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Orlando		Orange	Leased	Dispensary	Yes
Okeechobee		Palm Beach	Leased	Dispensary	Yes
Wellington		Palm Beach	Leased	Dispensary	Yes
West Palm Beach		Palm Beach	Leased	Dispensary	Yes
West Palm Beach		Palm Beach	Leased	Dispensary	Yes
Boynton Beach		Palm Beach	Leased	Dispensary	Yes
Lutz		Pasco	Leased	Dispensary	Yes
Port Richey		Pasco	Leased	Dispensary	Yes
Zephyrhills		Pasco	Leased	Dispensary	Yes
Clearwater		Pinellas	Leased	Dispensary	Yes
Clearwater		Pinellas	Leased	Dispensary	Yes
Pinellas Park		Pinellas	Leased	Dispensary	Yes
St. Petersburg		Pinellas	Leased	Dispensary	Yes
Tarpon Springs		Pinellas	Leased	Dispensary	Yes
Auburndale		Polk	Leased	Dispensary	Yes
Haines City		Polk	Leased	Dispensary	Yes
Lakeland		Polk	Leased	Dispensary	Yes
Winter Haven		Polk	Leased	Dispensary	Yes
Palatka*		Putnam	Owned	Cultivation	Yes
Palatka		Putnam	Leased	Dispensary	Yes
Navarre		Santa Rosa	Leased	Dispensary	Yes
North Port		Sarasota	Leased	Dispensary	Yes
Sarasota		Sarasota	Leased	Dispensary	Yes
Sarasota		Sarasota	Leased	Dispensary	Yes
Venice		Sarasota	Leased	Dispensary	Yes
Longwood*		Seminole	Owned	Dispensary	Yes
Winter Springs		Seminole	Leased	Dispensary	Yes
St Augustine		St. Johns	Leased	Dispensary	Yes
Fort Pierce		St. Lucie	Leased	Dispensary	Yes
Port Saint Lucie		St. Lucie	Leased	Dispensary	Yes
Orange City		Volusia	Leased	Dispensary	Yes
Ormond Beach		Volusia	Leased	Dispensary	Yes
Port Orange		Volusia	Leased	Dispensary	Yes
Daytona Beach	In Planning	Volusia	Leased	Dispensary	No
Miramar Beach	Under Construction	Walton	Leased	Dispensary	No
Palm Bay	In Planning	Brevard	Leased	Dispensary	No
Deltona		Volusia	Leased	Dispensary	Yes
Englewood	In Planning	Charlotte	Leased	Dispensary	No
New Smyrna Beach		Volusia	Leased	Dispensary	Yes
Lehigh Acres	Under construction	Lee	Leased	Dispensary	No
Ocala*	In Planning	Marion	Owned	Cultivation	No

State/City	Comments/Description	County	Owned/Leased	Use	Operational
ILLINOIS	One corporate office, one storage space, one cultivation facility, ten dispensary sites, and one leased warehouse
Chicago		Cook	Leased	Dispensary	Yes
Chicago		Cook	Leased	Office/Storage	Yes
Chicago		Cook	Leased	Dispensary	Yes
Chicago		Cook	Leased	Office	Yes
Chicago*		Cook	Owned	Dispensary	Yes
Evanston		Cook	Leased	Dispensary	Yes
Prospect Heights		Cook	Leased	Dispensary	Yes
Lombard		DuPage	Leased	Dispensary	Yes
Naperville		DuPage	Leased	Dispensary	Yes
Albion*		Edwards	Owned	Cultivation	Yes
Albion		Edwards	Leased	Warehouse	Yes
Aurora		Kane	Leased	Dispensary	Yes
St. Charles		Kane	Leased	Dispensary	Yes
Highland Park*		Lake	Owned	Dispensary	Yes

MARYLAND	One cultivation facility and four operating dispensaries
Towson		Baltimore	Leased	Dispensary	Yes
Elkridge		Howard	Leased	Dispensary	Yes
Jessup*		Howard	Owned	Cultivation	Yes
Germantown		Montgomery	Leased	Dispensary	Yes
Pasadena*		Anne Arundel	Owned	Dispensary	Yes

MASSACHUSETTS	One non-operating cultivation facility and two operating dispensaries
Sharon		Norfolk	Leased	Dispensary	Yes
Sharon*		Norfolk	Owned	Cultivation	No
Plymouth		Plymouth	Leased	Dispensary	Yes

MICHIGAN	One operating dispensary
Buchanan*		Berrien	Owned	Dispensary	Yes

NEVADA	One operating cultivation facility, five operating dispensary sites and one non-operational dispensary
Carson City		Carson City	Leased	Dispensary	Yes
North Las Vegas*		Clark	Owned	Dispensary	Yes
Las Vegas*		Clark	Owned	Dispensary	No
North Las Vegas*		Clark	Owned	Cultivation	Yes
North Las Vegas		Clark	Leased	Dispensary	Yes
Spring Valley		Clark	Leased	Dispensary	Yes
Reno		Washoe	Leased	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
NEW JERSEY	One cultivation facility, four dispensary sites, and one parking lease for Lawrence dispensary
Mount Holly		Burlington	Leased	Dispensary	Yes
Branchburg*		Hunterdon	Owned	Cultivation	Yes
Lawrence		Mercer	Leased	Parking	Yes
Lawrence		Mercer	Leased	Dispensary	Yes
Neptune		Monmouth	Leased	Dispensary	Yes
Elizabeth		Union	Leased	Dispensary	Yes

OHIO	One cultivation facility, six operating dispensaries, and one parking lot
Cincinnati		Hamilton	Leased	Dispensary	Yes
Dayton		Montgomery	Leased	Dispensary	Yes
Canton		Stark	Leased	Dispensary	Yes
Canton*		Stark	Owned	Cultivation	Yes
Bowling Green		Wood	Leased	Dispensary	Yes
Newark*		Licking	Owned	Dispensary	Yes
Antwerp		Paulding	Leased	Dispensary	Yes
Antwerp		Paulding	Owned	Parking	Yes

PENNSYLVANIA	One cultivation facility, eighteen dispensary sites, one cultivation facility that is not operational, one parking lease, one leased storage space, one office space, two vacant dispensary sites
Monroeville*		Allegheny	Owned	Dispensary	Yes
Pittsburgh		Allegheny	Leased	Dispensary	Yes
Pittsburgh		Allegheny	Leased	Dispensary	Yes
Fairless Hills		Bucks	Leased	Dispensary	Yes
Sellersville		Bucks	Leased	Parking	Yes
Sellersville		Bucks	Leased	Dispensary	Yes
Cranberry*		Butler	Owned	Dispensary	Yes
Malvern		Chester	Leased	Dispensary	Yes
Malvern		Chester	Leased	Storage	Yes
Harrisburg		Dauphin	Leased	Dispensary	Yes
Chester*		Delaware	Owned	Cultivation	Yes
Chester		Delaware	Leased	Cultivation	No
Chester*		Delaware	Owned	Dispensary	No
Clifton Heights		Delaware	Leased	Dispensary	Yes
West Chester		Delaware	Leased	Dispensary	Yes
Altoona		Logan	Leased	Dispensary	Yes
Abington*		Montgomery	Owned	Dispensary	Yes
Abington		Montgomery	Leased	Dispensary	No
Jenkintown		Montgomery	Leased	Office	No
Wynnewood*		Montgomery	Owned	Dispensary	Yes
Norristown		Montgomery	Leased	Dispensary	Yes
Philadelphia		Philadelphia	Leased	Dispensary	Yes
Washington*		Washington	Owned	Dispensary	Yes
New Kensington		Westmoreland	Leased	Dispensary	Yes
York		York	Leased	Dispensary	Yes

State/City	Comments/Description	County	Owned/Leased	Use	Operational
VIRGINIA	One cultivation facility and six operating dispensaries
Hampton		Hampton	Leased	Dispensary	Yes
Norfolk		Norfolk	Leased	Dispensary	Yes
Portsmouth		Portsmouth	Leased	Cultivation and Dispensary	Yes
Suffolk		Suffolk	Leased	Dispensary	Yes
Virginia Beach		Virginia Beach	Leased	Dispensary	Yes
Williamsburg		York	Leased	Dispensary	Yes

WEST VIRGINIA	One cultivation facility and six operating dispensaries
Clarksburg		Harrison	Leased	Dispensary	Yes
Morgantown		Monongalia	Leased	Dispensary	Yes
Westover		Monongalia	Leased	Dispensary	Yes
Wheeling		Ohio	Leased	Dispensary	Yes
Beaver		Raleigh	Leased	Cultivation	Yes
Buckhannon		Upshur	Leased	Dispensary	Yes
Charleston		Kanawha	Leased	Dispensary	Yes
Properties Subject to an Encumbrance.
A substantial portion of the real property owned by the Company’s subsidiaries is subject to mortgages that secure outstanding indebtedness for borrowed money or are otherwise pledged as collateral securing the obligations of the Real Estate Subsidiaries under the Revolver and the 2026 Borrowers under the 2026 Credit Agreement. In addition, the 2026 Borrowers have pledged a substantial portion of their other assets to secure, on a joint and several basis, the obligations under the 2026 Credit Agreement, including their cash, accounts receivable, inventory, licenses and permits, intellectual property, equipment and ownership interests in other 2026 Borrowers. Dollar amounts below are in thousands.
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
On March 23, 2023, the Company entered into a real estate loan with a community bank to borrow an initial principal amount of $3,710 secured by real estate and improvements in Highland Park, Illinois. The loan bears an interest rate of 7.25% and matures in March 2028.
On September 29, 2023, the Company entered into a real estate loan with a community bank to borrow an initial principal amount of $14,500 secured by real estate in Chester, Pennsylvania. The loan bore interest at a rate of 7.5% until January 1, 2026 and now bears an interest rate of 8% and matures in October 2028.
On December 26, 2023, the Company entered into a real estate loan with a community bank to borrow an initial principal amount of $27,999 secured by real estate in Apollo Beach, Florida. The loan bears an interest rate of 8.34% and matures in December 2028.
On March 14, 2025, the Company entered into a loan with Rainbow Realty Group IV, LLC to borrow a principal amount of $12,000 secured by real estate in Coolidge, Arizona and North Las Vegas, Nevada. The loan bears an interest rate of 11% per annum and matures in March 2030.

ITEM 3. LEGAL PROCEEDINGS
On January 31, 2022, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Vireo Growth Inc. (“Vireo”), formerly known as Goodness Growth Holdings, Inc., pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests of Vireo in exchange for equity interests in the Company, subject to the conditions set forth in the Arrangement Agreement. On October 13, 2022, the Company provided written notice to Vireo of Vireo’s breach of the Arrangement Agreement and exercised the Company’s termination rights under the Arrangement Agreement. On October 21, 2022, Vireo filed suit against the Company in a notice of Civil Claim captioned Goodness Growth Holdings, Inc. v. Verano Holdings Corp. in the Supreme Court of British Columbia , Canada, Vancouver Registry, Case No. S-228521, alleging that the Company breached (i) the Arrangement Agreement through, among other things, the purported wrongful repudiation of the Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. On November 14, 2022, the Company filed a response and counterclaim asserting that Vireo owed it a termination fee in the amount of $14,875,000, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000,000 as a result of our termination of the Arrangement Agreement, which was based upon our belief that Vireo breached covenants and representations in the Arrangement Agreement and the occurrence of other termination events.
Subsequent court filings were made by the parties, including on May 2, 2024 when Vireo filed an application with the Supreme Court of British Columbia seeking $860,900,000 in damages, plus costs and interest. On October 28, 2025, the Company and Vireo executed a comprehensive settlement agreement, with settlement terms that included a mutual release of all claims arising or resulting from the issues underlying the litigation and the dismissal of all outstanding litigation claims between Vireo and the Company pending before the Supreme Court of British Columbia. The settlement consideration consisted of (i) a $1,000,000 cash payment from the Company to Vireo and (ii) the Company’s conveyance to Vireo of a real estate parcel with an unfinished and non-operational cultivation facility, with such real estate valued by the parties at $9,000,000. On November 20, 2025, in accordance with the settlement agreement, the Supreme Court of British Columbia entered a consent order dismissing all claims pending against Vireo and the Company, concluding this matter.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock; par value $0.001 per share, is traded on Cboe Canada under the stock symbol, “VRNO” and is traded over-the-counter in the U.S. on the OTCQX under the symbol “VRNO.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Stockholders
As of March 10, 2026, there were 571 qualified active holders of record of our Common Stock and no registered holders of record of our Preferred Stock as none has been issued.
Dividends
There are no restrictions in the Company’s articles of incorporation that prevent the Company from paying dividends. However, the Company has not paid dividends in the past, and it is not anticipated that the Company will pay any dividends in the foreseeable future. Rather, the Company currently intends to retain future earnings, if any, to fund the development and growth of its business, pay indebtedness and does not intend to pay any cash dividends on its shares for the foreseeable future. Any decision to pay dividends in the future will be made by the Board on the basis of earnings, financial requirements and other conditions existing at the time. In the event any dividends are declared and paid, the outstanding Common Stock will share in the dividends. In the event the Board determines that a dividend is in the best interest of the Company, the terms and payment of such dividend must comply with the restrictions and covenants set forth in the Company’s credit facilities.
Recent Sales of Unregistered Securities
The following information represents securities sold by the Company for the period covered by this Form 10-K which were not registered under the Securities Act and which were not previously disclosed on a Quarterly Report on Form 10-Q or Current Report on Form 8-K. Included are new issuances, securities issued in exchange for property, services or other securities, and securities issued upon conversion or vesting of other Company securities not required to be disclosed in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Certain sales of unregistered securities were reported on Current Reports on Form 8-K during 2025.
Acquisition Sales
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250,000 worth of Subordinate Voting Shares, as consideration for the acquisition of certain assets. During 2024, 297,225 Subordinate Voting Shares, were issued to the seller of such acquired assets as a portion of such consideration, representing a value of $625,000. During 2025 the Company issued an additional 297,555 Subordinate Voting Shares to the seller of such acquired assets, representing a value of $625,000. All Subordinate Voting Shares were converted to Common Stock on a one-for-one basis in connection with the Continuance. All of such shares were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506 promulgated under the Securities Act.

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
The following graph compares the cumulative total stockholder return on the Subordinate Voting Shares from February 17, 2021 to November 3, 2025 and on shares of our Common Stock from November 3, 2025 to December 31, 2025, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. From February 17, 2021 through October 17, 2023, the Subordinate Voting Shares were traded on the CSE under the stock symbol VRNO. On October 18, 2023, the Subordinate Voting Shares began trading on Cboe under the stock symbol VRNO. On the Continuance Effective Date, as part of the Continuance, the previously authorized, issued and outstanding Subordinate Voting Shares of the Company were exchanged for authorized, issued and outstanding shares of Common Stock on a one-for-one basis. The below chart shows cumulative total stockholder returns for Verano and the comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on February 17, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalization. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Verano Holdings Corp., Russell 2000 Index, and a Peer Group
125
100
75
50
25
0
02/17/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Verano Holdings Corp.
Russell 2000 Index
Peer Group

	Base Period	Years Ending
Company/Index	2/17/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Verano Holdings Corp.	100	38.22	9.62	13.47	3.71	3.01
Russell 2000 Index	100	99.52	78.07	89.85	98.85	110.01
Peer Group	100	44.31	16.89	18.63	12.74	14.67
Below are the specific companies included in the peer group.

Peer Group Companies
–Cresco Labs Inc.	–Trulieve Cannabis Corp.
–Curaleaf Holdings, Inc.	–Green Thumb Industries Inc.
Repurchases
During the year ended December 31, 2025, the Company did not repurchase any securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-K. See “Cautionary Note on Forward-Looking Statements” and “Risk Factors” in this Form 10-K. Our management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future. We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023.
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of Verano is for the years ended December 31, 2025 and December 31, 2024. It is supplemental to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2025 and December 31, 2024. The financial statements referenced in this MD&A are prepared in accordance with U.S. GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated.

OVERVIEW OF THE COMPANY
Verano Holdings Corp., a Nevada corporation (“Verano,” the “Company,” “we,” “us,” or “our”), one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is to support communal wellness by providing responsible access to regulated medical and adult use cannabis products. As of March 10, 2026, through our subsidiaries and affiliates we operate businesses in 13 states, including 160 retail dispensaries and 14 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™, HYPHEN™, Swift Lifts™ and Verano™. We also design, build and operate branded dispensaries operating under the Zen Leaf™ and MÜV™ retail banners, among others, that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 40 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and eight states allow the use of low THC and high CBD products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company or any of its subsidiaries. On December 18, 2025, President Trump issued the Executive Order which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the CSA. The effect of the Executive Order may be that the cultivation, manufacturing, distribution, sale or possession of cannabis in the U.S. is no longer federally illegal and would lessen criminal penalties at the federal level and remove Section 280E tax considerations, however, the final effects of the Executive Order are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under this administration or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and agency implementation of the Executive Order does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same FDA drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.
Substantially all of the Company’s business, operating results and financial condition relate to U.S. cannabis-related activities. Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing cannabis brands and products at scale. Our cultivation, processing and distribution of cannabis consumer packaged goods are designed to support our retail dispensaries, as well as to develop and foster long term wholesale supply relationships with third-party retail operators. Our model includes establishing a diverse geographic footprint that allows us to adapt to changes in both industry and market conditions.
The United States government has recently adopted new approaches to trade policy and has announced tariffs on certain foreign goods and the possibility of significant additional tariff increases or expansions of tariffs. On February 20, 2026, the U.S. Supreme Court ruled that certain broad tariffs previously imposed under the IEEPA were unauthorized, leading to the termination of those specific duties. However, President Trump has since invoked Section 122 of the Trade Act to impose a new 15% global import tariff. The timing and scope of further tariffs by the United States, including potential congressional extensions of the 150-day Section 122 surcharge, and retaliatory tariffs by other countries in response to such tariffs is currently uncertain. Such tariffs and the administrative uncertainty surrounding the transition between different statutory tariff regimes could create supply chain disruptions or increased pricing of procured materials, which could impact our current and expansion strategy as well as our business, operating results and financial condition. See “Risk Factors” in Part I, Item 1A in this Form 10-K.

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the audited consolidated financial statements for the years ended December 31, 2025 and 2024. The selected consolidated financial information below may not be indicative of the Company’s future performance.
Year Ended December 31, 2025, as Compared to Year Ended December 31, 2024

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Revenues, net of Discounts	$821,504	$878,585	$(57,081)
Gross Profit	413,497	443,931	(30,434)
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(257,908)	(341,859)	83,951

Net Loss per share – basic & diluted	$(0.71)	$(0.98)	$0.27
Revenues, net of Discounts
Revenues, net of discounts for the year ended December 31, 2025 was $821,504, a decrease of $(57,081) or (6.5)%, compared to revenues, net of discounts of $878,585 for the year ended December 31, 2024. The year-over-year decrease in revenues, net of discounts, was driven primarily by third-party price compression in established markets coupled with the Company's accounts receivable strategy in the cultivation (wholesale) segment, of maintaining a number of accounts on hold for non-payment. This was partially offset by an increase in the retail segment revenues, net of discounts, driven by product availability in the Florida market and the acquisition of CC East Virginia and Cannabist AZ in August 2024, which increased the Company’s retail footprint. During the year ended December 31, 2025, the Company opened seven new retail stores, two in Connecticut, three in Florida, one in Ohio and one in West Virginia. Retail revenues, net of discounts, for the year ended December 31, 2025 comprised 67.9% of revenues, net of discounts, compared to 65.5% of revenues, net of discounts, for the year ended December 31, 2024, excluding intersegment eliminations. Cultivation (wholesale) revenues, net of discounts, made up 32.1% of revenues, net of discounts for the year ended December 31, 2025, as compared to 34.5% for the year ended December 31, 2024, excluding intersegment eliminations. Please see “Results of Operations by Segment” for information regarding year over year performance of our retail revenue and cultivation (wholesale) revenues.
Gross Profit
Gross profit for the year ended December 31, 2025 was $413,497, representing a gross profit margin of 50.3%. This is compared to gross profit for the year ended December 31, 2024 of $443,931, representing a 50.5% gross profit margin. The slight decrease was primarily driven by overall top-line revenue decline coupled with increased promotional activity in established markets, partially offset by more efficient harvests from expanded cultivation facilities.
Net Loss
Net Loss attributable to the Company for purposes of this “Management’s Discussion and Analysis”, for the year ended December 31, 2025, was $(257,908) a decrease of $83,951, compared to a Net Loss of $(341,859) for the year ended December 31, 2024. The decrease in net loss year-over-year was attributable to lower comparative impairments and lower operating expenses, partially offset by a higher provision for income taxes for the year ended December 31, 2025, when compared to the year ended December 31, 2024.

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change
Cost of Goods Sold, net	$408,007	$434,654	$(26,647)

Total Operating Expenses	520,590	681,107	(160,517)

Other Income (Expense), net	(59,137)	(62,739)	3,602

Provision for Income Taxes	(91,678)	(41,944)	(49,734)
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cost of goods sold, net, for the year ended December 31, 2025 was $408,007, a decrease of $(26,647) or (6.1)%, from the year ended December 31, 2024. The decrease was primarily driven by overall decline in top-line revenue coupled with more efficient harvests from expanded cultivation facilities. Additionally, the decrease was also attributable to third party price compression in the cultivation (wholesale) segment.
Total Operating Expenses
Total operating expenses for the year ended December 31, 2025 were $520,590, a decrease of $(160,517) or (23.6)%, compared to total operating expenses of $681,107 for the year ended December 31, 2024. For the years ended December 31, 2025 and December 31, 2024, total operating expenses included selling, general and administrative expenses (“SG&A”), impairments of intangibles - goodwill and impairments of intangibles, fixed assets and held for sale assets.
SG&A expenses as a percentage of revenues, net of discounts, was 41.1% and 40.2% for the years ended December 31, 2025 and 2024, respectively. The year over year decrease in SG&A was driven by a decrease in depreciation and amortization expense coupled with ongoing efficiencies generated across the business for the year ended December 31, 2025 when compared to the year ended December 31, 2024.
During the year ended December 31, 2025, the Company recorded goodwill impairment charges of (i) $40,827 associated with its Connecticut cultivation (wholesale) reporting unit, (ii) $35,649 associated with its Illinois retail reporting unit, (iii) $8,377 associated with its Connecticut retail reporting unit, and (iv) $1,738 associated with its Arizona retail reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. Comparatively, during the year ended December 31, 2024, the Company recognized impairment charges of $8,179 associated with its Arizona cultivation (wholesale) reporting unit.
During the year ended December 31, 2025, the Company determined that a license associated with its Pennsylvania cultivation (wholesale) reporting unit was impaired and as such, the Company recorded intangible asset impairment charges of $90,849. Additionally, during the year ended December 31, 2025 the Company recorded a fixed asset impairment charge of $428 associated with a Massachusetts cultivation facility as the carrying value exceeded the fair value by such amount and an impairment charge of $5,400 resulting from a reduction in the carrying value of a cultivation facility in Pennsylvania. Comparatively, during the year ended December 31, 2024, the Company recorded intangible asset impairment charges of (i) $293,688 related to the Company’s Pennsylvania retail licenses, (ii) $5,687 related to the Company’s Arizona cultivation (wholesale) tradenames, (iii) $34 related to the Company’s Maryland retail tradenames; and (iv) $425 related to the Company’s Arizona cultivation (wholesale) technology, on the remaining net book value. Additionally, during the year ended December 31, 2024, the Company recorded a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility, and an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $9,160 as the carrying value exceeded the fair value less cost to sell by such amount.

Other Income (Expense), net
Other income (expense), net for the year ended December 31, 2025 was $(59,137), a change of $3,602, as compared to other income (expense), net of $(62,739) for the year ended December 31, 2024. The change in other income (expense), net, during the year ended December 31, 2025 was attributable to the voluntary partial payoff agreement for the CC East Virginia Promissory Note resulting in a Gain on Debt Extinguishment partially offset by a Loss on Debt Extinguishment related to the Permitted Partial Optional Prepayment under the 2022 Credit Agreement and a loss of $10,000 related to a litigation settlement. Additionally, the total other income (expense), net variance was attributable to less interest expense on our debt obligations coupled with a Gain on Deconsolidation relating to our Arkansas operations during January 2025, which no longer met the criteria for consolidation as a result of termination of contracts providing us with control over the applicable entity's operations, when comparing the year ended December 31, 2025 to the year ended December 31, 2024.
Provision for Income Taxes
Provision for income taxes for the year ended December 31, 2025 was $91,678, an increase of $49,734 or 118.6% as compared to the year ended December 31, 2024. The year-over-year change in income tax expense was primarily driven by impacts from impairment losses recognized in each respective period. For the year ended December 31, 2024, the provision for income taxes was mainly impacted by the loss on impairment of intangibles and fixed assets. In contrast, for the year ended December 31, 2025, the provision reflected lower impairment losses on intangibles, fixed assets, and assets held for sale. The variation in the amounts of impairment charges between the two years resulted in the comparative fluctuation in income tax expense.
Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of our business, the Company reviews revenue at the cultivation (wholesale) and retail levels while reviewing operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenues, net of Discounts
Cultivation (Wholesale)	$318,389	$353,476	(35,087)	(9.9)%
Retail	672,661	672,252	409	0.1%
Intersegment Eliminations	(169,546)	(147,143)	(22,403)	15.2%
Total Revenues, net of Discounts	$821,504	$878,585	$(57,081)	(6.5)%
Revenues, net of discounts, for the cultivation (wholesale) segment was $318,389 for the year ended December 31, 2025, a decrease of $(35,087) or (9.9)%, excluding intersegment eliminations, compared to the year ended December 31, 2024. Markets that were top contributors to the cultivation (wholesale) revenues, net of discounts were Illinois and New Jersey during the year ended December 31, 2025. The decrease in cultivation (wholesale) revenues, net of discounts, was primarily attributable to the expected third-party price compression in established markets coupled with the Company's accounts receivable strategy, which was to maintain a number of accounts on hold for non-payment when comparing the year ended December 31, 2025 to the year ended December 31, 2024.
Revenues, net of discounts, for the retail segment was $672,661 for the year ended December 31, 2025, an increase of $409 or 0.1%, excluding intersegment eliminations, compared to the year ended December 31, 2024. Top contributors to retail revenues, net of discounts, during the year ended December 31, 2025, were mainly in the Florida, New Jersey and Illinois markets coupled with the acquisition of CC East Virginia and Cannabist AZ in August 2024, which increased the Company’s retail footprint. In addition, when comparing the year ended December 31, 2025 to the year ended December 31, 2024, the increase in retail revenues, net of discounts, was driven by product availability in the Florida market.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the year ended December 31, 2025, approximately 32.1% of the Company’s revenue was generated from the cultivation (wholesale) business and approximately 67.9% from the retail business, excluding intersegment eliminations. For the year ended December 31, 2024, approximately 34.5% of the Company’s revenue was generated from the cultivation (wholesale) business and approximately 65.5% from the retail business, excluding intersegment eliminations.
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
The Company’s expansion strategy and revenue growth have taken priority and will continue to do so for the foreseeable future as it expands its footprint, by exploring new markets and opening or acquiring new dispensary locations, and scales production within certain markets. In the core markets in which the Company is already operational and, as the state markets mature, the Company has experienced pressure on margins within the cultivation (wholesale) and retail channels and expects this to continue as markets mature. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level, will be partially offset by operational optimization.
Total Expenses
Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and to deliver product to the Company’s retail stores. It also includes a significant investment in the corporate infrastructure required to support ongoing business.
Selling costs generally correlate to revenue. As a percentage of sales, selling costs are expected to continue to increase slightly in currently operational markets as facility and market expansion occurs. The increase is expected to continue to be driven primarily by the growth of the Company’s retail and cultivation (wholesale) channels and new retail openings.
SG&A expenses also include personnel costs incurred, including salaries, incentive compensation, benefits, stock-based compensation and professional service costs. SG&A expenses may increase in connection with supporting the business and the Company could experience an increase in expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a public-reporting company.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of December 31, 2025 and 2024, the Company had total current liabilities of $140,261 and $203,112, respectively, and had cash and cash equivalents of $82,724 and $87,796, respectively, to meet its current obligations. The Company had working capital of $264,390 and $159,541, for the years ended December 31, 2025 and 2024, respectively. This increase in working capital of $104,849 for the year ended December 31, 2025 when compared to the year ended December 31, 2024, was attributable to an increase in inventory driven by higher production volumes and more efficient harvests from expanded cultivation facilities coupled with a reduced income tax payable balance due in part to the Company's treatment of Section 280E of the Code which shifted a portion of the short-term liability to a long-term liability on the Company's Condensed Consolidated Balance Sheets.
The Company generates cash from revenues and deploys its capital to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital is primarily being utilized for facility improvements, strategic investment opportunities, and general and administrative expenses.
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

2022 Credit Facility
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
As of December 31, 2025, the Company was in compliance with such covenants.
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
The Revolver initially provided for a $75,000 revolving loan facility, $50,000 of which was drawn on September 30, 2025 and was used to prepay, without any penalty or premium, $50,000 of outstanding obligations due under the 2022 Credit Agreement. The Revolver provides for a floating annual interest rate on amounts drawn equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 6%, which rate may be increased by 3% upon an event of default or by 6% upon a material event of default as provided in the Revolver. The Company incurred debt issuance costs of $2,210 in connection with the establishment of the Revolver.
The Revolver may be drawn in $2,500 increments upon ten business days prior notice and any outstanding amount under the Revolver may be voluntarily prepaid in $2,500 increments upon five business days prior notice without any penalty or premium, unless such prepayment occurs within six months of the applicable advance, in which case, such prepayment will be subject to a six-month interest make whole. Any amounts prepaid may be redrawn subject to funding requirements set forth therein. The Revolver was initially subject to a borrowing base which required the outstanding principal balance under the Revolver to be equal to or less than 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver from time to time.
On January 12, 2026, the Company, the Real Estate Subsidiaries, the Revolver Lenders and Chicago Atlantic entered into the Revolver First Amendment to Credit Agreement and Omnibus First Amendment to Credit Documents, to amend the Revolver and related credit documents initially entered into on September 30, 2025. The Revolver First Amendment increased the lending commitment of the Revolver from $75,000 to $100,000 and amended the date on which all outstanding amounts are due in full from September 29, 2028 to February 28, 2029. Additionally, the Revolver First Amendment amended the borrowing base for the Revolver to an advance rate of up to 80%, rather than 60%, of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver. The Revolver First Amendment also includes certain other immaterial updates to the Revolver. No additional collateral was pledged to secure the Revolver and certain real estate may be released as collateral upon specified conditions, as originally provided. Amounts drawn under the Revolver do not require amortization payments with all outstanding amounts being due in full on the maturity date of September 29, 2028.
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
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of December 31, 2025, the Company was in compliance with such covenants.

Revolver First Amendment
On January 12, 2026, the Company, the Real Estate Subsidiaries, the Revolver Lenders and Chicago Atlantic entered into a First Amendment (the “Revolver First Amendment”) to Credit Agreement and Omnibus First Amendment to Credit Documents, to amend the Revolver and related credit documents initially entered into on September 30, 2025. The Revolver First Amendment increased the lending commitment of the Revolver from $75,000 to $100,000 and amended the date on which all outstanding amounts are due in full from September 29, 2028 to February 28, 2029. Additionally, the Revolver First Amendment amended the borrowing base for the Revolver to an advance rate of up to 80%, rather than 60%, of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver. The Revolver First Amendment also includes certain other immaterial updates to the Revolver. No additional collateral was pledged to secure the Revolver and certain real estate may be released as collateral upon specified conditions, as originally provided. Amounts drawn under the Revolver do not require amortization payments with all outstanding amounts being due in full on the maturity date of February 28, 2029. On March 11, 2026, the Company drew $50,000 under the Revolver, bringing the total amount drawn under the Revolver to $100,000, which was used to repay the amounts owing under the 2022 Credit Agreement.
2026 Credit Agreement
On March 11, 2026, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “2026 Borrowers”), entered into a Credit Agreement (the “2026 Credit Agreement”) with Needham Bank (“Needham”), as collateral agent and administrative agent for the lenders, Chicago Atlantic Financial Services, LLC, as co-administrative agent for the lenders, and the lenders from time-to-time party thereto (the “2026 Lenders”), pursuant to which the 2026 Lenders advanced the 2026 Borrowers a $195,000 senior secured term loan, all of which was used to repay the amounts owing under the 2022 Credit Agreement. In connection with such repayment, the Company paid a prepayment premium of approximately $4,345 and the 2022 Credit Agreement was terminated and is no longer in force or effect. Beginning in April 2026, Verano will be required to make scheduled amortization payments of $875 per month and the remaining principal balance is due in full on March 11, 2029; provided that the maturity date may be extended to March 11, 2030 upon the election of the Company, the payment of 1.5% of the then outstanding principal balance by the Company, and the consent of the 2026 Lenders. The 2026 Credit Agreement may be prepaid in part (in increments of $5,000 and in an amount not less than $10,000) or in full at any time, subject to a 1.5% prepayment premium during the first two years of the 2026 Credit Agreement and 0% thereafter; provided, that if the maturity date is extended to March 11, 2030, the prepayment premium will be 1.5% in all cases.
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement included customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio.
George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000,000 of the amount provided by a 2026 Lender. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.

Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests of CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $26,700, which was amended to $27,852 on May 27, 2025 in connection with a purchase price adjustment. The CC East Virginia Promissory Note has an estimated fair value of $26,068, and bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date. Subsequently, on May 27, 2025, the Company entered into a waiver and partial payoff agreement related to a portion of the CC East Virginia Promissory Note. During the year ended December 31, 2025, the Company partially extinguished the CC East Virginia Promissory Note.
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

Sources and Uses of Cash
Cash Provided by (Used in) Operating, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the years ended December 31, 2025 and 2024, were as follows:

	For the Years Ended December 31,
	2025	2024	$ Change
Net Cash Provided by Operating Activities	$52,855	$112,195	$(59,340)
Net Cash Used In Investing Activities	(32,601)	(133,251)	100,650
Net Cash Used In Financing Activities	(25,321)	(65,926)	40,605
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a significant source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. During the year ended December 31, 2025 and 2024, the Company had net cash inflows of $52,855 and $112,195, respectively. The $59,340 decrease was largely driven by an increase in inventory driven by higher production volumes and more efficient harvests from expanded cultivation facilities coupled with the income tax payments during the year ended December 31, 2025.
Cash Flows from Investing Activities. During the year ended December 31, 2025 and 2024, the Company had net cash outflows of $(32,601) and $(133,251), respectively. The $100,650 decrease in net cash outflows during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by lower purchases of property, plant and equipment of $(41,226) during the year ended December 31, 2025, compared to purchases of property, plant and equipment of $(99,048) during the year ended December 31, 2024, as well as acquisition activity during the year ended December 31, 2024.
Cash Flows from Financing Activities. During the year ended December 31, 2025 and 2024, the Company had net cash outflows of $(25,321) and $(65,926), respectively. The $40,605 decrease in net cash outflows during the year ended December 31, 2025 compared to the year ended December 31, 2024 was attributable to proceeds from debt related to the loan with Rainbow Realty Group IV, LLC, which was offset by principal repayments of debt during the year ended December 31, 2025. During the year ended December 31, 2024, the net cash outflow was primarily attributable to the Company's Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) pursuant to the 2022 Credit Agreement.
The Company expects capital expenditures for 2026 to be between $30,000 and $50,000. The Company’s 2026 capital expenditures are expected to support cultivation operational efficiency, selective expansion of retail operations in existing and potential new markets, retail store enhancements, and continued investment in technology and infrastructure.

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
The determination of the fair value of the reporting units or indefinite-lived intangible assets requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units or indefinite-lived intangible assets. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization, working capital requirements and capital expenditures. With regard to the Company’s goodwill reporting units, the Company also compares the sum of estimated fair values of reporting units to the Company’s fair value as implied by the market value of its equity. This comparison provides an indication that, in total, assumptions and estimates are reasonable. Future declines in the overall market value of the Company’s equity securities may provide an indication that the fair value of one or more reporting units has declined below its carrying value.
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

Finite-Lived Intangible Assets and Other Long-lived Assets Recoverability
The Company evaluates the recoverability of finite-lived intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. The evaluation of finite-lived intangible assets and other long-lived assets is performed at the lowest level of identifiable cash flows.
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
Business Combinations
In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are recorded at their fair values. The determination of fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market value is not readily available. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. For intangible assets, the Company generally uses the income approach to determine fair value. The income approach requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, discount rates, terminal growth rates, royalty rates, forecasts of revenue, operating income, depreciation, amortization and capital expenditures. The discount rates applied to the projections reflect the risk factors associated with those projections. Judgment is also required in determining the intangible asset’s useful life.
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
Provision for Income Tax
Provision for income taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Risk Management
The Company is exposed, to varying degrees, to a variety of financial instrument related risks. The Board and the Audit Committee mitigate these risks by assessing, monitoring and approving the Company’s risk management processes:
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

Banking Risk
Notwithstanding that a majority of states have legalized medical or adult use cannabis, or both, and the Executive Order there has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the cannabis industry. Given that U.S. federal law currently provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit, funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the businesses of the Company and leaves their cash holdings vulnerable.
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
Concentration Risk
The Company has substantial operations located in Florida, which accounted for approximately 28% of our consolidated sales as of December 31, 2025, where all sales are for medical products and are generated solely by our retail stores given the vertical integration requirements of Florida’s cannabis regulations. As a result, our business, financial condition, and results of operations are particularly sensitive to economic, regulatory, and competitive conditions in Florida. Should economic conditions deteriorate, competitive pressure intensify, or adverse regulatory changes occur within the region, our results of operations and financial position would be negatively impacted. In addition, Florida is prone to extreme weather events and natural disasters, such as hurricanes, which could cause significant property damage, business interruption, or supply chain disruptions. Insurance coverage for such events may be unavailable, inadequate, or prohibitively expensive. Furthermore, any adverse changes in state law, delays in the potential legalization of adult-use cannabis, or unfavorable regulatory actions could materially impact our business. We continue to monitor these risks and pursue geographic diversification to mitigate potential adverse effects.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2025, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting were effective as of December 31, 2025. Based on management's assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2025.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by our independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the last fiscal quarter of the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fourth quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).
Form 8-K Disclosures
Annual Bonus Plan
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K under Item 5.02.
The Board and its Compensation Committee from time to time review the Company’s Annual Bonus Plan as part of compensation oversight. On March 11, 2026, the Board, following the Compensation Committee’s recommendation, adopted amendments to the Company’s Annual Bonus Plan (the “Annual Bonus Plan”) regarding the Continuance, the timing of bonuses payments, and compliance with certain U.S. tax law provisions.
The description of the Annual Bonus Plan is not complete and is qualified in its entirety by reference to the full text of the Annual Bonus Plan, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.11 and is incorporated herein by reference.
Credit Agreement
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K under Items 1.01, 1.02, 2.03 and 8.01. Terms that are not defined below are defined elsewhere in this Annual Report on Form 10-K.
Item 1.01 Disclosure – Entry into a Material Definitive Agreement
On March 11, 2026, the 2026 Borrowers entered into the 2026 Credit Agreement with Needham, as collateral agent and administrative agent for the lenders, Chicago Atlantic Financial Services, LLC, as co-administrative agent for the lenders, and 2026 Lenders, pursuant to which the 2026 Lenders advanced the 2026 Borrowers a $195,000,000 senior secured term loan, all of which was used to repay the amounts owing under the 2022 Credit Agreement. In connection with such repayment, the Company paid a prepayment premium of approximately $4,345,000 and the 2022 Credit Agreement was terminated and is no longer in force or effect. Beginning in April 2026, Verano will be required to make scheduled amortization payments of $875,000 per month and the remaining principal balance is due in full on March 11, 2029; provided that the maturity date may be extended to March 11, 2030 upon the election of the Company, the payment of 1.5% of the then outstanding principal balance by the Company, and the consent of the 2026 Lenders. The 2026 Credit Agreement may be prepaid in part (in increments of $5,000,000 and in an amount not less than $10,000,000) or in full at any time, subject to a 1.5% prepayment premium during the first two years of the 2026 Credit Agreement and 0% thereafter; provided, that if the maturity date is extended to March 11, 2030, the prepayment premium will be 1.5% in all cases.
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement included customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio.

George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000,000 of the amount provided by a 2026 Lender. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.
The foregoing descriptions of the 2026 Credit Agreement are only summaries, do not purport to be complete and are qualified in their entirety by reference to the full texts of the Credit Agreement, which is attached as an exhibit to this Annual Report on Form 10-K.
Item 1.02 Disclosure – Termination of Material Definitive Agreement
As noted above, on March 11, 2026, the Company repaid the amounts owing under the 2022 Credit Agreement. The 2022 Credit Agreement was then terminated and is no longer in force or effect. All information included above to satisfy the disclosure requirements of Item 1.01 is incorporated as disclosure under Item 1.02.
Item 2.03 Disclosure – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of the Registrant
The information set forth above to satisfy the disclosure requirements of Item 1.01 is incorporated by reference as disclosure under Item 2.03.
Item 8.01 Disclosures – Other Events
On March 11, 2026, the Company drew $50,000,000 under the Revolver, bringing the total amount drawn under the Revolver to $100,000,000, which was used to repay the amounts owing under the 2022 Credit Agreement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders (our “2026 Proxy Statement”), which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement and Schedules
The following Consolidated Financial Statements are included on the pages indicated:
(b)Exhibits
A list of exhibits filed with this Form 10-K is included in the Exhibit Index with Appendix A immediately preceding and is incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1	Plan of Arrangement (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated by reference herein).

3.1	Articles of Domestication, dated November 3, 2025 (filed as Exhibit 3.1 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

3.2
Articles of Incorporation of Verano Holdings Corp., a Nevada corporation, dated November 3, 2025 (filed as Exhibit 3.2 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

3.3
Bylaws of Verano Holdings Corp., a Nevada corporation, dated November 3, 2025 (filed as Exhibit 3.3 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

4.1	Description of Capital Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

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

10.2†††
Executive Employment Agreement between Verano Holdings Corp. and George Archos, dated February 18, 2021 (filed as Exhibit 10.3 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.3†††
Amendment to Executive Employment Agreement between Verano Holdings Corp. and George Archos, effective January 1, 2022 (filed as Exhibit 10.4 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.4†††
Executive Employment Agreement between Verano Holdings Corp. and John Tipton, dated March 31, 2021 (filed as Exhibit 10.7 to our Registration Statement on Form 10 filed on April 26, 2022 (File No. 000-56342) and incorporated herein by reference).

10.5†††
Executive Employment Agreement between Verano Holdings Corp. and Laura Kalesnik, dated March 1, 2021 (filed as Exhibit 10.8 to our Annual Report on Form 10-K on March 15, 2024 (File No. 000-56342) and incorporated herein by reference).

10.6†††*	Executive Employment Agreement between Verano Holdings Corp. and Richard Tarapchak, dated July 11, 2022.

10.7†††*	Executive Employment Agreement between Verano Holdings Corp. and Edward A. McDermott III, dated November 12, 2021.

10.8††
Stock and Equity Incentive Plan of Verano Holdings Corp (filed as Exhibit 10.1 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

10.9††	Form of Equity Award Agreement for Stock Option (filed as Exhibit 10.2 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

10.10††	Form of Equity Award Agreement for RSU (filed as Exhibit 10.3 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

10.11†††*	Verano Holdings Corp. Annual Bonus Plan.

10.12†
Loan Agreement, dated as of December 26, 2023, by and between a subsidiary of the Company as the Borrower and First Federal Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2024 (File No. 000-56342) and incorporated herein by reference).

10.13††
Promissory Note, dated as of December 26, 2023, by a subsidiary of the Company as the Borrower, in favor of First Federal Bank (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2024 (File No. 000-56342) and incorporated herein by reference).

10.14††	Cash Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

10.15††	Form of Cash Award Agreement (filed as Exhibit 10.5 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

10.16
Equity Purchase Agreement, dated July 29, 2024, among Verano Holdings, LLC, Verano Holdings Corp., Columbia Care Eastern Virginia LLC and the members of Columbia Care Eastern Virginia LLC and The Cannabist Company Holdings Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2024 (File No. 000-56342) and incorporated herein by reference).

10.17†	Verano Holdings, LLC Promissory Note (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2024 (File No. 000-56342) and incorporated herein by reference).

10.18#
Amendment, effective May 27, 2025, to the Verano Holdings LLC Promissory Note dated August 21, 2024 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 000-56342) and incorporated herein by reference).

10.19
Waiver and Partial Payoff Agreement by and among Verano Holdings, LLC, The Cannabist Company Holdings, Inc. and CC VA Holdco LLC entered into as of May 27, 2025 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 000-56342) and incorporated herein by reference).

10.20††
Resignation Agreement and General Release between Verano Holdings Corp. and Brett Summerer dated April 13, 2025 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2025 (File No. 000-56342) and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.21†
Consulting Agreement dated August 4, 2025 by and between Verano Holdings Corp. and Darren Weiss (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 000-56342) and incorporated herein by reference).

10.22†
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

10.23†
First Amendment to Credit Agreement and Omnibus First Amendment to Credit Documents, dated January 12, 2026, by and among Verano Holdings Corp., certain subsidiaries of Verano Holdings Corp. from time-to-time party thereto, certain lenders from time-to-time party thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 15, 2026 (File No. 000-56342) and incorporated herein by reference).

10.24*†
Credit Agreement, dated March 11, 2026, by and among Verano Holdings Corp., certain subsidiaries of Verano Holdings Corp. from time to time thereto, Needham Bank, as Administrative Agent, Chicago Atlantic Financial Services, LLC, as Co-Administrative Agent, and the lenders from time-to-time party thereto.

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

Exhibit Number	Description of Exhibit

††	Management contract, compensatory plan or arrangement.

#
Certain information contained in this exhibit has been omitted pursuant to 601(b)(10) because such information (i) is not material and (ii) is the type of information that the Company both customarily and actually treats as private and confidential.

Appendix A

List of Licenses of Verano Holdings Corp.
Licenses in the State of Arizona
Holding Entity	License/Permit	City	Renewal Date	Description
203 Organix, LLC	00000074DCGW00540313	Prescott	8/7/2026	Medical Marijuana Dispensary Registration Certificate
203 Organix, LLC	00000070ESCO78837103	Prescott	8/7/2026	Adult-Use Marijuana Establishment License
Azgm 3, LLC	00000126DCSO00060479	Chandler	1/21/2027	Medical Marijuana Dispensary Registration Certificate
Azgm 3, LLC	00000040ESDX57445071	Chandler	1/21/2027	Adult-Use Marijuana Establishment License
Fort Consulting, LLC	00000105DCOU00194638	Phoenix	1/21/2027	Medical Marijuana Dispensary Registration Certificate
Fort Consulting, LLC	00000064ESAK09838873	Phoenix	1/21/2027	Adult-Use Marijuana Establishment License
Patient Alternative Relief Center, LLC	00000091DCWY00555666	Phoenix	8/7/2026	Medical Marijuana Dispensary Registration Certificate
Patient Alternative Relief Center, LLC	00000086ESQZ01367420	Phoenix	8/7/2026	Adult-Use Marijuana Establishment License
Perpetual Healthcare, LLC	00000033DCCK00134006	Phoenix	8/7/2026	Medical Marijuana Dispensary Registration Certificate
Perpetual Healthcare, LLC	00000105ESDR54985961	Phoenix	8/7/2026	Adult-Use Marijuana Establishment License
Salubrious Wellness Clinic, Inc.	00000097DCGK00454998	Tempe	8/7/2026	Medical Marijuana Dispensary Registration Certificate
Salubrious Wellness Clinic, Inc.	00000071ESFP14031510	Tempe	8/7/2026	Adult-Use Marijuana Establishment License
The Medicine Room, LLC	00000037DCDM00904008	Mesa	8/7/2026	Medical Marijuana Dispensary Registration Certificate
The Medicine Room, LLC	00000084ESFH12297246	Mesa	8/7/2026	Adult-Use Marijuana Establishment License
Vending Logistics, LLC	00000112DCLK00614860	Mesa	1/21/2027	Medical Marijuana Dispensary Registration Certificate
Vending Logistics, LLC	00000043ESPE02331128	Mesa	1/21/2027	Adult-Use Marijuana Establishment License

Licenses in the State of Connecticut
Holding Entity	License/Permit	City	Renewal Date	Description
Caring Nature EJV2, LLC	AMHF.0008262	Naugatuck	4/23/2026	Adult-Use Cannabis Medical Hybrid Retailer License
Caring Nature, LLC	AMHF.0008287	Waterbury	1/26/2027	Adult-Use Cannabis Medical Hybrid Retailer License
Connecticut Pharmaceutical Solutions, LLC	MMPR.0000002	Rocky Hill	2/10/2027	Medical Marijuana Producer License
CTPharma Newington, LLC	AMHF.0008258	Newington	10/11/2026	Adult-Use Cannabis Medical Hybrid Retailer License
CTPharma Norwich, LLC	AMHF.0008257	Norwich	7/6/2026	Adult-Use Cannabis Medical Hybrid Retailer License
Willow Brook Enfield, LLC	AMHF.0008260	Enfield	3/20/2027	Adult-Use Cannabis Medical Hybrid Retailer License
Willow Brook Stratford LLC	AMHF.0008259	Ashford	3/20/2027	Adult-Use Cannabis Medical Hybrid Retailer License
Willow Brook Wellness, LLC	AMHF.0008254	Meriden	12/17/2026	Adult-Use Cannabis Medical Hybrid Retailer License

Licenses in the State of Florida
Holding Entity	License/Permit	City	Renewal Date	Description
Plants of Ruskin, LLC	MMTC-2017-0010	Apollo Beach	6/22/2026	Medical Marijuana Treatment Center License

Licenses in the State of Illinois
Holding Entity	License/Permit	City	Renewal Date	Description
420 Capital Management, LLC	280.000054-DISP	Chicago	4/3/2026	Registered Medical Cannabis Dispensing Organization License
420 Capital Management, LLC	284.000128-AUDO	Chicago	3/31/2028	Adult-Use Cannabis Dispensing Organization License
420 Capital Management, LLC	284.000127-AUDO	Lombard	3/31/2028	Adult-Use Cannabis Dispensing Organization License
Ataraxia, LLC	1503060700	Albion	3/9/2027	Medical Cannabis Cultivation Center Permit
Ataraxia, LLC	7435572913	Albion	3/31/2027	Adult-Use Cultivation Center License
Ataraxia, LLC	TR00000010	Albion	7/13/2026	Transporter License
Elevele, LLC	280.000032-DISP	Highland Park	3/18/2027	Registered Medical Cannabis Dispensing Organization License
Elevele, LLC	284.000135-AUDO	Highland Park	3/31/2028	Registered Adult-Use Cannabis Dispensing Organization License
Elevele, LLC	284.000136-AUDO	Prospect Heights	3/31/2028	Adult-Use Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	280.000020-DISP	St. Charles	12/23/2026	Registered Medical Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	284.000139-AUDO	St. Charles	3/31/2028	Registered Adult-Use Cannabis Dispensing Organization License
Healthway Services of West Illinois, LLC	284.000140-AUDO	Naperville	3/31/2028	Adult-Use Cannabis Dispensing Organization License
MME Aurora Retail, LLC	284.000132-AUDO	Aurora	3/31/2028	Adult-Use Cannabis Dispensing Organization License
MME Evanston Retail, LLC	280.000009-DISP	Evanston	11/9/2026	Registered Medical Cannabis Dispensing Organization License
MME Evanston Retail, LLC	284.000131-AUDO	Evanston	3/31/2028	Adult-Use Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	280.000051-DISP	Chicago	1/13/2027	Registered Medical Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	284.000133-AUDO	Chicago	3/31/2028	Adult-Use Cannabis Dispensing Organization License
The Herbal Care Center, Inc.	284.000134-AUDO	Chicago	3/31/2028	Adult-Use Cannabis Dispensing Organization License

Licenses in the State of Maryland
Holding Entity	License/Permit	City	Renewal Date	Description
AGG Wellness, LLC	DA-23-00102	Towson	6/30/2028	Medical & Adult Use Cannabis Establishment License
FGM Processing, LLC	PA-23-00025	Jessup	6/30/2028	Medical & Adult Use Cannabis Establishment License
Freestate Wellness, LLC	GA-23-00004	Jessup	6/30/2028	Medical & Adult Use Cannabis Establishment License
Freestate Wellness, LLC	DA-23-00010	Elkridge	6/30/2028	Medical & Adult Use Cannabis Establishment License
Maryland Natural Treatment Solutions, LLC	DA-23-00047	Pasadena	6/30/2028	Medical & Adult Use Cannabis Establishment License
Mikran, LLC	DA-23-00044	Germantown	6/30/2028	Medical & Adult Use Cannabis Establishment License

Licenses in the Commonwealth of Massachusetts
Holding Entity	License/Permit	City	Renewal Date	Description
Four Daughters Compassionate Care, Inc.	RMD1691	Sharon	4/15/2026	Medical Marijuana Treatment Center License
Four Daughters Compassionate Care, Inc.	MC282243	Sharon	12/12/2026	Marijuana Cultivator License
Four Daughters Compassionate Care, Inc.	MP281715	Sharon	12/12/2026	Marijuana Product Manufacturer License
Four Daughters Compassionate Care, Inc.	MR281552	Sharon	12/12/2026	Marijuana Retailer License
Four Daughters Compassionate Care, Inc.	MR282232	Plymouth	2/7/2027	Marijuana Retailer License

Licenses in the State of Michigan
Holding Entity	License/Permit	City	Renewal Date	Description
Buchanan Development, LLC	PC-000069	Buchanan	4/25/2027	Facility License Provisioning Center
Buchanan Development, LLC	AU-R-000183	Buchanan	3/16/2027	Establishment License Marihuana Retailer

Licenses in the State of Nevada
Holding Entity	License/Permit	City	Renewal Date	Description
Lone Mountain Partners, LLC	C122	North Las Vegas	6/30/2026	Adult-Use Cultivation License
Lone Mountain Partners, LLC	P077	North Las Vegas	6/30/2026	Adult-Use Production License
Lone Mountain Partners, LLC	T048	North Las Vegas	6/30/2026	Adult-Use Distribution License
Lone Mountain Partners, LLC	RD592	North Las Vegas	11/30/2026	Adult-Use Retail Store License
Lone Mountain Partners, LLC	RD590	Spring Valley	11/30/2026	Adult-Use Retail Store License
Naturex, LLC	D081	Las Vegas	6/30/2026	Adult-Use Retail Store License
WSCC, Inc.	D149	Carson City	6/30/2026	Adult-Use Retail Store License
WSCC, Inc.	D111	Reno	6/30/2026	Adult-Use Retail Store License

Licenses in the State of New Jersey
Holding Entity	License/Permit	City	Renewal Date	Description
Verano NJ, LLC	MC000407	Branchburg	12/31/2026	ATC Permit - Cultivation/Processing
Verano NJ, LLC	MM000207	Branchburg	12/31/2026	ATC Permit - Manufacturing
Verano NJ, LLC	C000009	Branchburg	4/17/2026	Class 1 - Adult-Use Cultivator License
Verano NJ, LLC	M000007	Branchburg	4/17/2026	Class 2 - Adult-Use Manufacturer License
Verano NJ, LLC	MRE000816	Elizabeth	12/31/2026	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000001	Elizabeth	4/20/2026	Class 5 - Adult-Use Cannabis Retailer License
Verano NJ, LLC	MRE000822	Neptune	12/31/2026	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000030	Neptune	8/1/2026	Class 5 - Adult-Use Cannabis Retailer License
Verano NJ, LLC	MRE000815	Lawrence	12/31/2026	ATC Permit - Medical Dispensing
Verano NJ, LLC	RE000002	Lawrence	4/20/2026	Class 5 - Adult-Use Cannabis Retailer License
Zen Leaf Mount Holly, LLC	RE000913	Mount Holly	11/11/2026	Class 5 - Adult-Use Cannabis Retailer License

Licenses in the State of Ohio
Holding Entity	License/Permit	City	Renewal Date	Description

Mother Grows Best, LLC	CCC000033-00	Canton	11/24/2026	Dual Use Cultivation Certificate of Operation
Mother Grows Best, LLC	CCP000034-00	Canton	11/24/2026	Dual Use Processor Certificate of Operation
Mother Grows Best, LLC	CCD000184-00	Antwerp	5/11/2027	Dual Use Dispensary Certificate of Operation
Mother Knows Best, LLC	CCD000058-00	Canton	6/29/2026	Dual Use Dispensary Certificate of Operation
Ohio Natural Treatment Solutions, LLC	CCD000057-00	Newark	6/29/2026	Dual Use Dispensary Certificate of Operation
GreenRx, LLC	CCD000045-00	Cincinnati	6/30/2026	Dual Use Dispensary Certificate of Operation
Glass City Alternatives, LLC	CCD000056-00	Bowling Green	12/28/2026	Dual Use Dispensary Certificate of Operation
Mad River Remedies, LLC	CCD000047-00	Riverside	7/7/2027	Dual Use Dispensary Certificate of Operation

Licenses in the Commonwealth of Pennsylvania
Holding Entity	License/Permit	City	Renewal Date	Description
Agri-Kind, LLC	GP18-1006	Chester	7/31/2026	Medical Marijuana Grower/Processor Facility
Agronomed Biologics, LLC	CR06-GP19-1102	Chester	6/19/2026	Medical Marijuana Grower/Processor Facility
Agronomed Biologics, LLC	CR06-D19-1103	West Chester	6/19/2026	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Fairless Hills	6/19/2026	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Pittsburgh	6/19/2026	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	New Kensington	6/19/2026	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Pittsburgh	6/19/2026	Medical Marijuana Dispensary Facility
Agronomed Biologics, LLC	CR06-D19-1103	Norristown	6/19/2026	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	Harrisburg	12/18/2026	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	York	12/18/2026	Medical Marijuana Dispensary Facility
Local Dispensaries, LLC	D18-3015	Altoona	12/18/2026	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Philadelphia	12/18/2026	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Wynnewood	12/18/2026	Medical Marijuana Dispensary Facility
NSE Pennsylvania, LLC	D18-1034	Clifton Heights	12/18/2026	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Sellersville	6/29/2026	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Abington	6/29/2026	Medical Marijuana Dispensary Facility
TerraVida Holistic Centers, LLC	D-1053-17	Malvern	6/29/2026	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Cranberry	6/29/2026	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Monroeville	6/29/2026	Medical Marijuana Dispensary Facility
The Healing Center, LLC	D-5026-17	Washington	6/29/2026	Medical Marijuana Dispensary Facility

Licenses in the State of Virginia
Holding Entity	License/Permit	City	Renewal Date	Description
Columbia Care Eastern Virginia LLC	VA000002	Portsmouth	4/30/2026	Medical Cultivation & Dispensary
Columbia Care Eastern Virginia LLC	VA000016	Hampton	1/31/2027	Medical Dispensary
Columbia Care Eastern Virginia LLC	VA000018	Norfolk	2/28/2027	Medical Dispensary
Columbia Care Eastern Virginia LLC	VA000021	Suffolk	7/31/2026	Medical Dispensary
Columbia Care Eastern Virginia LLC	VA000008	Virginia Beach	12/31/2026	Medical Dispensary
Columbia Care Eastern Virginia LLC	VA000014	Williamsburg	11/30/2026	Medical Dispensary

Licenses in the State of West Virginia
Holding Entity	License/Permit	City	Renewal Date	Description
Verano WV, LLC	G410007	Beaver	9/30/2026	Medical Cannabis Grower Permit
Verano WV, LLC	P410002	Beaver	11/12/2026	Medical Cannabis Processor Permit
Verano WV, LLC	D310033	Morgantown	1/28/2027	Medical Cannabis Dispensary Permit
Verano WV, LLC	D310032	Westover	1/28/2027	Medical Cannabis Dispensary Permit
Verano WV, LLC	D350029	Wheeling	1/28/2027	Medical Cannabis Dispensary Permit
Verano WV, LLC	D170030	Clarksburg	1/28/2027	Medical Cannabis Dispensary Permit
Verano WV, LLC	D490034	Buckhannon	1/28/2027	Medical Cannabis Dispensary Permit
Verano WV, LLC	D100031	Oak Hill	7/28/2026	Medical Cannabis Dispensary Permit
Verano WV, LLC	D200035	Charleston	1/28/2027	Medical Cannabis Dispensary Permit

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 12, 2026

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chairman, Chief Executive Officer & President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Archos	Chairman, Chief Executive Officer & President	March 12, 2026
George Archos	(Principal Executive Officer)

/s/ Richard C. Tarapchak	Chief Financial Officer & Treasurer	March 12, 2026
Richard C. Tarapchak	(Principal Financial Officer)

/s/ Josh Heine	Vice President, Finance & Corporate Controller	March 12, 2026
Josh Heine	(Principal Accounting Officer)

/s/ Charles F. Mueller	Director	March 12, 2026
Charles F. Mueller

/s/ John Tipton	Director	March 12, 2026
John Tipton

/s/ Cristina Nuñez	Director	March 12, 2026
Cristina Nuñez

/s/ Lawrence Hirsh	Director	March 12, 2026
Lawrence Hirsh

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Verano Holdings Corp.
Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Verano Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). We also have audited Verano Holdings Corp.’s internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Basis for Opinion
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the entity’s financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
Description of the Matter:
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
As discussed in Notes 2, 5, and 6 to the financial statements, goodwill is tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired, in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). Additionally, the Company evaluates its long-lived assets, which primarily include intangible assets associated with license rights and tradenames, as well as property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable in accordance with ASC No. 360, “Long Lived Assets” (ASC No. 360). We identified the impairment assessment of the Company’s goodwill and intangible assets and long-lived assets as a critical audit matter as of December 31, 2025. Auditing the Company’s impairment tests was complex and highly judgmental because (i) there was significant judgment used by management to develop the fair value measurements/estimates as it pertains to their reporting units and asset groups, which led to a high degree of audit judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted cash flows, discount rates, terminal growth rates, and earnings multiples; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
◦Compared significant assumptions used by management to historical results of operations, industry and market data, and other evidence obtained in the performance of the integrated audit, as deemed necessary based on auditor judgments.
◦Tested impairment for asset groups in accordance with ASC 360, which entailed evaluation of the undiscounted cash flows as well as comparing carrying values of the asset groups to fair values, in instances where the carrying values exceed undiscounted cash flows.
/s/ Macias Gini & O’Connell LLP
We have served as the Company's auditor since 2022.
Irvine, California
March 12, 2026

VERANO HOLDINGS CORP. Consolidated Balance Sheets ($ in Thousands)

	As of December 31,
	2025	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$82,724	$87,796
Accounts Receivable, net	30,930	40,264
Held for Sale Assets	27,839	32,150
Inventory	229,968	184,456
Income Tax Receivable	11,986	5,144
Prepaid Expenses and Other Current Assets	21,204	12,843
Total Current Assets	404,651	362,653

Property, Plant and Equipment, net	492,473	537,964
Right-of-Use Assets, net	93,806	99,915
Intangible Assets, net	579,090	734,005
Goodwill	161,009	246,230
Deposits and Other Assets	10,565	13,333
TOTAL ASSETS	$1,741,594	$1,994,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$38,737	$39,927
Accrued Liabilities	69,301	68,941
Income Tax Payable	12,122	63,906
Current Portion of Lease Liabilities	11,979	11,250
Current Portion of Debt	7,852	18,153
Acquisition Consideration Payable	270	935
Total Current Liabilities	140,261	203,112

Long-Term Liabilities:
Debt, net of Current Portion	391,883	395,696
Lease Liabilities, net of Current Portion	91,086	97,884
Uncertain Tax Positions	378,261	270,579
Deferred Income Taxes	36,643	74,099
Other Long-Term Liabilities	1,081	1,911
Total Long-Term Liabilities	898,954	840,169
TOTAL LIABILITIES	$1,039,215	$1,043,281

STOCKHOLDERS’ EQUITY
Subordinate Voting Shares (as converted); no par value; unlimited shares authorized. 358,747,290 shares issued and outstanding as of December 31, 2024.	—	—
Common Stock; $0.001 par value, 5,000,000,000 authorized. 363,245,512 issued and outstanding as of December 31, 2025.	364	—
Preferred Stock; $0.001 par value, 1,000,000,000 authorized. No Preferred Stock issued or outstanding as of December 31, 2025.	—	—
Share Capital	1,745,306	1,735,775
Accumulated OCI	—	5
Accumulated Deficit	(1,041,514)	(783,606)
TOTAL STOCKHOLDERS’ EQUITY	704,156	952,174
NON-CONTROLLING INTEREST	(1,777)	(1,355)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,741,594	$1,994,100
The accompanying notes are an integral part of these consolidated financial statements.

VERANO HOLDINGS CORP. Consolidated Statements of Operations ($ in Thousands except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues, net of Discounts	$821,504	$878,585	$938,452
Cost of Goods Sold, net	408,007	434,654	463,246

Gross Profit	413,497	443,931	475,206

Operating Expenses
Selling, General, and Administrative Expenses	337,322	353,408	331,928
Loss on Impairment - Investment in Associates	—	—	6,571
Loss on Impairment of Intangibles – Goodwill	86,591	8,179	37,931
Loss on Impairment of Intangibles, Fixed Assets & Held For Sale Assets	96,677	319,520	13,686

Total Operating Expenses	520,590	681,107	390,116

Loss from Investments in Associates	—	—	(306)

Income (Loss) from Operations	(107,093)	(237,176)	84,784

Other Income (Expense), net:
Loss on Disposal of Property, Plant and Equipment	(1,950)	(1,095)	(1,123)
Gain on Deconsolidation	4,739	—	—
Gain (Loss) on Debt Extinguishment	1,938	(3,068)	(663)
Interest Expense, net	(53,589)	(54,759)	(59,793)
Other Income (Expense), net	(10,275)	(3,817)	4,593

Total Other Income (Expense), net	(59,137)	(62,739)	(56,986)

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest	(166,230)	(299,915)	27,798

Provision For Income Taxes	(91,678)	(41,944)	(145,146)

Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(257,908)	$(341,859)	$(117,348)

Net Loss per share – basic & diluted	$(0.71)	$(0.98)	$(0.34)

Basic & Diluted – weighted average shares outstanding	360,911,293	349,584,820	342,774,236
The accompanying notes are an integral part of these consolidated financial statements.

VERANO HOLDINGS CORP. Consolidated Statements of Changes in Stockholders’ Equity ($ in Thousands)

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
		Shares	Amount
Balance as of January 1, 2023	339,983,374	—	$—	$1,665,957	$(8)	$(324,399)	$—	$1,341,550
Stock-based compensation	1,636,937	—	—	13,273	—	—	—	13,273
Issuance of shares to relieve liability obligations, net	828,239	—	—	2,610	—	—	—	2,610
Foreign Currency Translation Adjustment	—	—	—	—	(5)	—	—	(5)
Contingent consideration & other adjustments to purchase accounting	1,625,546	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(117,348)	—	(117,348)
Balance as of December 31, 2023	344,074,096	—	$—	$1,681,840	$(13)	$(441,747)	$—	$1,240,080

Balance as of January 1, 2024	344,074,096	—	$—	$1,681,840	$(13)	$(441,747)	$—	$1,240,080
Stock-based compensation	3,312,471	—	—	16,752	—	—	—	16,752
Issuance of shares in conjunction with acquisitions	10,416,041	—	—	34,453	—	—	—	34,453
Foreign Currency Translation Adjustment	—	—	—	—	18	—	—	18
Contingent consideration & other adjustments to purchase accounting	944,682	—	—	2,730	—	—	—	2,730
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(1,355)	(1,355)
Net Loss	—	—	—	—	—	(341,859)	—	(341,859)
Balance as of December 31, 2024	358,747,290	—	$—	$1,735,775	$5	$(783,606)	$(1,355)	$950,819

Balance as of January 1, 2025	358,747,290	—	$—	$1,735,775	$5	$(783,606)	$(1,355)	$950,819
Stock-based compensation	2,771,364	1,429,633	2	9,893	—	—	—	9,895
Subordinate Voting Shares (as converted) exchanged for Common Stock	(361,815,879)	361,815,879	362	(362)	—	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	(5)	—	—	(5)
Contingent consideration & other adjustments to purchase accounting	297,225	—	—	—	—	—	—	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(4,672)	(4,672)
Non-controlling interest adjustment for change in ownership	—	—	—	—	—	—	4,250	4,250
Net Loss	—			—	—	(257,908)	—	(257,908)
Balance as of December 31, 2025	—	363,245,512	$364	$1,745,306	$—	$(1,041,514)	$(1,777)	$702,379
The accompanying notes are an integral part of these consolidated financial statements.

VERANO HOLDINGS CORP. Consolidated Statements of Cash Flows ($ in Thousands)

	For the Years Ended December 31,
	2025	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(257,908)	$(341,859)	$(117,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,155	139,664	141,133
Right-of-use assets amortization	11,994	11,199	10,493
Loss on disposal of property, plant and equipment	1,950	1,095	1,123
Gain on deconsolidation	(4,739)	—	—
(Gain) Loss on debt extinguishment	(1,938)	3,068	663
Loss on impairment of intangibles - goodwill	86,591	8,179	37,931
Loss on impairment of intangibles, fixed assets & held for sale assets	96,677	319,520	13,686
Loss on impairment of investment in associates	—	—	6,571
Decrease in fair value of contingent consideration	—	—	(3,466)
Stock-based compensation	11,506	16,946	13,230
Other, net	18,755	15,671	5,888
Changes in assets and liabilities:
Accounts receivable, net	5,355	(2,746)	(22,675)
Inventory	(46,763)	(15,890)	23,887
Income tax receivable	(6,842)	5,144	—
Accounts payable	5,374	(4,182)	(8,881)
Income tax payable	(51,784)	(195,133)	(4,431)
Uncertain tax positions	107,682	267,606	—
Deferred income taxes	(37,456)	(108,514)	(14,258)
Other assets, net	(4,276)	9,379	7,120
Other liabilities, net	(5,478)	(16,952)	19,044
NET CASH PROVIDED BY OPERATING ACTIVITIES	52,855	112,195	109,710

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(35,875)	—
Purchases of property, plant and equipment	(41,226)	(99,048)	(36,330)
Proceeds from disposal of assets	354	64	2,180
Proceeds from deconsolidation	9,071	—	—
Other investing activities	(800)	1,608	—
NET CASH USED IN INVESTING ACTIVITIES	(32,601)	(133,251)	(34,150)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of deferred acquisition price payable	(708)	(32)	(13,250)
Proceeds from issuance of debt	62,000	—	79,088
Principal repayments of debt	(77,925)	(63,402)	(49,868)
Debt issuance costs paid	(2,665)	—	(1,616)
Payment of debt extinguishment	—	(1,000)	—
Distributions paid to non-controlling interest holders	(4,672)	—	—
Other financing activities	(1,351)	(1,492)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(25,321)	(65,926)	14,354

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(5,067)	$(86,982)	$89,914
Effects of exchange rate fluctuations on cash and cash equivalents	$(5)	$18	$(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$87,796	$174,760	$84,851
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,724	$87,796	$174,760

VERANO HOLDINGS CORP. Consolidated Statements of Cash Flows (Continued) ($ in Thousands)

	For the Years Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid, net	$48,216	$52,565	$59,200
Cash paid for taxes	$78,188	$81,535	$166,634
Issuance of shares to relieve liability obligations, net	$—	$2,730	$2,610

NONCASH INVESTING AND FINANCING ACTIVITIES

Debt extinguishment in connection with deconsolidation	$1,146	$—	$—
Accrued capital expenditures	$8,075	$20,507	$4,916
Issuance of debt for acquisition of business	$—	$25,776	$—
Issuance of shares under business combinations	$—	$34,453	$—

Acquisitions
Tangible and intangible assets acquired, net of cash	$644	$83,685	$227
Liabilities	(2,014)	(12,422)	1,522
Acquisition consideration payable	—	(58,506)	11,367
Goodwill	1,370	23,118	134
	$—	$35,875	$13,250
The accompanying notes are an integral part of these consolidated financial statements.

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
The Company also conducts pre-licensing activities in other markets. In these markets, the Company has either received a conditional license, applied for licenses, or plans on applying for licenses, but does not currently operate or manage any operational cultivation, processing, or retail licenses.
On November 3, 2025 (the “Effective Date”), the Company filed articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada to continue out from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada (the “Continuance”). The Continuance was consummated pursuant to a Plan of Arrangement, which was approved by the Company’s stockholders at a special meeting of the stockholders held on October 27, 2025, and a Final Order issued by the Supreme Court of British Columbia, Canada on October 30, 2025. As part of the Continuance, the previously authorized, issued and outstanding Subordinate Voting Shares of the Company were deemed to be exchanged as of November 3, 2025 for authorized, issued and outstanding shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) on a one-for-one basis. The Proportionate Voting Shares were no longer authorized, and all rights and restrictions of the Proportionate Voting Shares were removed from the Company’s governing documents. This conversion did not result in a change in the reporting entity or affect the rights or economic interests of stockholders. The Continuance was approved by stockholders and the Supreme Court of British Columbia, and is further described in Note 10 - Share Capital in the Notes to the Consolidated Financial Statements.
The Company’s Common Stock; par value $0.001 per share are listed on Cboe Canada (“Cboe”) under the ticker symbol “VRNO” and is quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNO”.
The Company’s corporate headquarters is located at 224 W. Hill Street, Suite 400, Chicago, Illinois 60610.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The consolidated financial statements for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain prior year financial statement line items have been reclassified or aggregated to conform to the current year’s presentation. These changes did not affect previously reported results of operations or financial position.
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
Total comprehensive income or loss of subsidiaries is attributed to the stockholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.
(f)Cash and Cash Equivalents
Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. The Company has banking or similar relationships in all jurisdictions in which it operates. In addition, the Company has cash balances in excess of Federal Deposit Insurance Corporation. The Company has historically not experienced losses related to these deposits.
(g)Accounts Receivable and Expected Credit Loss
Accounts receivable are recorded at the invoiced amount and do not bear interest. Expected credit loss reflects the Company’s estimate of amounts in its accounts receivable at such time that may not be collected due to customer claims or customer inability or unwillingness to pay. Collectability of accounts receivables is reviewed by the Company on an ongoing basis. The expected credit loss is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of customers, historical collection experience and length of time the accounts receivables are past due. Account balances are charged off against the allowance when the Company believes it is probable the account receivable will not be recovered. The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk. As of December 31, 2025 and 2024, the allowance for credit losses were $6,018 and $3,637, respectively.

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
(i)Property, Plant and Equipment
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
During the year ended December 31, 2025, the Company recorded a fixed asset impairment charge of $428 associated with a Massachusetts cultivation facility as the carrying value exceeded the fair value by such amount.
During the year ended December 31, 2024, the Company recorded a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility as the carrying value exceeded the fair value by such amount.
During the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with a Massachusetts cultivation facility.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(j)Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired by the Company in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on the Company’s estimates as of the dates of acquisitions. Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively. Amortization periods by class of intangible assets with finite lives were as follows as of December 31, 2025:

Licenses	9-15 years
Tradenames	5-10 years
Technology	5-10 years
During the fourth quarter of the years ended December 31, 2025, 2024 and 2023, the Company performed quantitative analyses over its intangible assets.
During the year ended December 31, 2025, the Company determined that a license associated with its Pennsylvania cultivation (wholesale) reporting unit was impaired and as such, the Company recorded intangible asset impairment charges of $90,849. As of December 31, 2025, and after recognizing the aforementioned impairment charge, the remaining carrying value of the license associated with its Pennsylvania cultivation (wholesale) reporting unit was $5,588.
During the year ended December 31, 2024, the Company determined that (i) certain Pennsylvania retail licenses were impaired (ii) Arizona cultivation (wholesale) and Maryland retail tradenames were impaired and (iii) Arizona cultivation (wholesale) technology was impaired. The Company recorded intangible asset impairment charges of $293,688 related to the Pennsylvania retail licenses, $5,687 related to the Arizona cultivation (wholesale) tradenames, $34 related to the Maryland retail tradenames and $425 related to the Arizona cultivation (wholesale) technology, on the remaining net book value during the year ended December 31, 2024.
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
(k)Goodwill
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
The analysis performed included estimating the fair value of each reporting unit using either an income or market approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared or corporate costs. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.
The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.
During the year ended December 31, 2025, the Company recorded impairment charges of (i) $40,827 associated with its Connecticut cultivation (wholesale) reporting unit, (ii) $35,649 associated with its Illinois retail reporting unit, (iii) $8,377 associated with its Connecticut retail reporting unit, and (iv) $1,738 associated with its Arizona retail reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. As of December 31, 2025, and after recognizing the aforementioned impairment charges, these reporting units were fully impaired.
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
(l)Leased Assets
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(m)Advertising
Advertising costs are charged to expense when incurred. Advertising expenses totaled $13,988, $12,961, and $9,672 for the years ended December 31, 2025, 2024 and 2023, respectively.
(n)Income Taxes
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
As discussed further in Note 11 - Income Taxes, the IRS has taken the position that cannabis companies are subject to the limits of Internal Revenue Code of 1986, as amended (the “Code”), Section 280E for U.S. federal income tax purposes, under which, they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E of the Code.
During the years ended December 31, 2025 and December 31, 2024, the Company recorded an uncertain tax liability in uncertain tax positions on the Consolidated Balance Sheet for tax positions taken based on legal interpretations that challenge the Company's tax liability under Section 280E of the Code.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(o)Revenue Recognition
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
(p)Fair Value of Financial Instruments
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
(q)Commitments and Contingencies
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
(r)Impairment of Other Long-Lived Assets
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
During the year ended December 31, 2025, the Company determined that a license associated with its Pennsylvania cultivation (wholesale) reporting unit was impaired and as such, the Company recorded intangible asset impairment charges of $90,849. As of December 31, 2025, and after recognizing the aforementioned impairment charge, the remaining carrying value of the license associated with its Pennsylvania cultivation (wholesale) reporting unit was $5,588.
During the year ended December 31, 2025, the Company recorded a fixed asset impairment charge of $428 associated with a Massachusetts cultivation facility as the carrying value exceeded the fair value by such amount.
During the year ended December 31, 2024, the Company determined that (i) certain Pennsylvania retail licenses were impaired, (ii) Arizona cultivation (wholesale) and Maryland retail tradenames were impaired, and (iii) Arizona cultivation (wholesale) technology was impaired. The Company recorded intangible asset impairment charges of $293,688 related to the Pennsylvania retail licenses, $5,687 related to the Arizona cultivation (wholesale) tradenames, $34 related to the Maryland retail tradenames and $425 related to the Arizona cultivation (wholesale) technology, on the remaining net book value during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company recorded a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility as the carrying value exceeded the fair value by such amount.
During the year ended December 31, 2023, the Company recorded full impairment charges associated with its Massachusetts cultivation (wholesale) license of $5,113. Additionally, during the year ended December 31, 2023, the Company recorded a fixed asset impairment charge of $8,573 associated with its Massachusetts cultivation facility. Impairment charges stemmed from the competitive environment in the Massachusetts and Arizona cannabis markets.
During the year ended December 31, 2023, the Company received notification that the DGV Group, LLC (“DGV”), an entity in which the Company held an equity interest, was permanently ceasing operations. The Company recorded an impairment loss for the full value of the equity method investment of $6,571 as DGV was previously held as an Investment in Associates on the Company’s Consolidated Balance Sheets.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(s)Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (losses) attributable to stockholders by the weighted average number of shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and consequently are not included in the earnings (loss) per share calculations. Diluted income per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all dilutive potential shares.
To determine diluted income per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted losses per share for the years ended December 31, 2025, 2024 and 2023 because their impact would have been anti-dilutive.
(t)Business Combinations
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
The Company recognizes the identifiable assets acquired and the liabilities assumed at their acquisition date fair values in accordance with ASC Topic 820, Fair Value. Management exercises judgment in estimating the fair values of specific assets and liabilities such as inventory, fixed assets and intangible assets. In general, acquired current assets and liabilities are valued at cost basis as carrying value approximates fair value.
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
(u)Segment Reporting
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
The Company analyzed its reportable segments by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and cultivation (wholesale)) which were primarily determined based on the licenses each market holds.
All revenues were generated in the United States for the years ended December 31, 2025, 2024 and 2023.
(v)Stock-Based Payments
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(w)Defined Contribution Retirement Plan
The Company sponsors a defined contribution retirement plan (the “401(k) plan”) covering a majority of it’s employees. Participation is via automatic enrollment and employees may elect to opt out of the 401(k) plan. The Company’s contributions to the 401(k) plan are based on an employee’s years of service, as well as the percentage of employee contributions. The Company’s contribution expense related to the 401(k) plan was $4,235 for the year ended December 31, 2025, $4,205 for the year ended December 31, 2024, and $3,432 for the year ended December 31, 2023.
(x)Assets Held for Sale
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
Assets held for sale represent land, buildings and other fixed assets less accumulated depreciation related to facilities in which the Company has no continuing involvement. The Company records assets held for sale in accordance with ASC 360, Property, Plant, and Equipment, at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers. In an effort to maximize its return on investments coupled with footprint optimization, the Company had $27,839 of assets held for sale relating to cultivation facilities in Florida and Massachusetts and two retail facilities in Massachusetts as of December 31, 2025. As of December 31, 2024, the Company had $32,150 of assets held for sale relating to a retail facility in Arkansas, cultivation facilities in Florida and Pennsylvania and a property in Virginia.
During the year ended December 31, 2025, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $5,400 as the carrying value exceed the fair value less the cost to sell by such amount.
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
(y)Significant Accounting Judgments, Estimates, and Assumptions
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
During the year ended December 31, 2025, the Company recorded impairment charges of (i) $40,827 associated with its Connecticut cultivation (wholesale) reporting unit, (ii) $35,649 associated with its Illinois retail reporting unit, (iii) $8,377 associated with its Connecticut retail reporting unit, and (iv) $1,738 associated with its Arizona retail reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. As of December 31, 2025, and after recognizing the aforementioned impairment charges, these reporting units were fully impaired.
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
As a result of the Company's goodwill impairment analysis for the years ended December 31, 2025, 2024 and 2023, the Company determined four, one and three of the reporting units, respectively, were impaired. See Note 6 - Goodwill for further details.

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
During the year ended December 31, 2025, the Company recorded a fixed asset impairment charge of $428 associated with a Massachusetts cultivation facility as the carrying value exceeded the fair value by such amount.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
(z) Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”) which amends the guidance in Topic 270, Interim Reporting. The amendments improves the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The Topic 270 amendments add a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. While the Company is currently evaluating the impact of ASU 2025-11 on the consolidated financial statements, we do not expect it to have a material impact on our financial position or results of operations and we do not intend to early adopt.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3. INVENTORY
The Company’s inventory consists of the following as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024
Raw Materials	$4,735	$3,991
Work in Process	162,197	135,185
Packaging and Miscellaneous	12,850	10,115
Finished Goods	50,186	35,165

Total Inventory	$229,968	$184,456

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following at December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024
Land	$26,057	$29,032
Buildings and Improvements	162,898	173,432
Furniture and Fixtures	21,516	21,326
Computer Equipment and Software	29,294	28,525
Leasehold Improvements	282,719	268,836
Tools and Equipment	99,635	98,133
Vehicles	4,391	4,341
Assets Under Construction (1)	100,173	96,981

Total Property, Plant and Equipment, Gross	726,683	720,606
Less: Accumulated Depreciation	(234,210)	(182,642)

Property, Plant and Equipment, Net	$492,473	$537,964
(1)Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
A reconciliation of the beginning and ending balances of property, plant and equipment is as follows:

	Property, Plant and Equipment, Gross	Accumulated Depreciation	Property, Plant and Equipment, Net
Balance as of January 1, 2024	$636,433	$(135,129)	$501,304
Additions	118,364	—	118,364
Property, plant and equipment from business combination	26,308	—	26,308
Disposals and other	(47,746)	4,571	(43,175)
Impairment	(12,753)	2,227	(10,526)
Depreciation	—	(54,311)	(54,311)
Balance as of December 31, 2024	$720,606	$(182,642)	$537,964
Additions	29,185	—	29,185
Disposals and other	(22,338)	7,283	(15,055)
Impairment	(770)	342	(428)
Depreciation	—	(59,193)	(59,193)
Balance as of December 31, 2025	$726,683	$(234,210)	$492,473
For the years ended December 31, 2025 and December 31, 2024, depreciation expense included in costs of goods sold totaled $39,399 and $36,869, respectively. For the years ended December 31, 2025 and December 31, 2024, depreciation expense included in selling, general, and administrative expense totaled $19,794 and 17,442, respectively. During the year ended December 31, 2025, the Company recorded a fixed asset impairment charge of $428 associated with a Massachusetts cultivation facility. During the year ended December 31, 2024, the Company recorded a fixed asset impairment charge of $10,526 associated with an Arizona cultivation facility.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5. INTANGIBLE ASSETS
Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value as of the acquisition date. Amortization of definite life intangible assets is provided on a straight-line basis over their estimated useful lives. The estimated useful lives, residual values, and amortization methods for intangible assets are reviewed by the Company at each reporting period, and any changes in estimates are accounted for prospectively.
As of December 31, 2025 and December 31, 2024, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2025	$922,358	$45,108	$5,546	$973,012
Purchases	800	—	—	800
Impairment	(128,975)	—	—	(128,975)
Balance as of December 31, 2025	$794,183	$45,108	$5,546	$844,837

Accumulated Amortization
Balance as of January 1, 2025	$218,578	$16,858	$3,571	$239,007
Amortization	59,443	4,511	912	64,866
Impairment	(38,126)	—	—	(38,126)
Balance as of December 31, 2025	$239,895	$21,369	$4,483	$265,747

Net Book Value
Balance as of January 1, 2025	$703,780	$28,250	$1,975	$734,005
Balance as of December 31, 2025	$554,288	$23,739	$1,063	$579,090

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2024	$1,269,326	$54,166	$6,431	$1,329,923
Additions from business combination	29,900	—	—	29,900
Adjustments to purchase price allocation	3,100	—	—	3,100
Impairment	(379,968)	(9,058)	(885)	(389,911)
Balance as of December 31, 2024	$922,358	$45,108	$5,546	$973,012

Accumulated Amortization
Balance as of January 1, 2024	$225,751	$15,001	$3,025	$243,777
Amortization	79,107	5,194	1,006	85,307
Impairment	(86,280)	(3,337)	(460)	(90,077)
Balance as of December 31, 2024	$218,578	$16,858	$3,571	$239,007

Net Book Value
Balance as of January 1, 2024	$1,043,575	$39,165	$3,406	$1,086,146
Balance as of December 31, 2024	$703,780	$28,250	$1,975	$734,005

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5. INTANGIBLE ASSETS (Continued)
The Company recorded amortization expense for the years ended December 31, 2025, 2024 and 2023 of $64,866, $85,307, and $91,457, respectively.
Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition. On an annual basis, the Company reviews the estimated useful lives, residual values and amortization methods used for each identifiable intangible asset acquired.
During the year ended December 31, 2025, the Company determined that a license associated with its Pennsylvania cultivation (wholesale) reporting unit was impaired and as such, the Company recorded intangible asset impairment charges of $90,849. As of December 31, 2025, and after recognizing the aforementioned impairment charge, the remaining carrying value of the license associated with its Pennsylvania cultivation (wholesale) reporting unit was $5,588.
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
During the 2023 annual review, management determined that the Massachusetts cultivation (wholesale) license was impaired. The Company recorded an intangible asset impairment charge of $5,113 on the remaining net book value during the year ended December 31, 2023.
The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2025:

Year Ending December 31:	Estimated Amortization
2026	$57,907
2027	57,875
2028	57,862
2029	57,859
2030	57,859
Thereafter	289,728
Total	$579,090

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6. GOODWILL
The Company’s assets are aggregated into two reportable segments: Cultivation (Wholesale) and Retail.
The changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2025 and 2024 were as follows:

	January 1, 2025	Impairment	Adjustments to purchase price allocation	Acquisitions	December 31, 2025
Cultivation	$48,597	$(40,827)	$293	$—	$8,063
Retail	197,633	(45,764)	1,077	—	152,946
	$246,230	$(86,591)	$1,370	$—	$161,009

	January 1, 2024	Impairment	Adjustments to purchase price allocation	Acquisitions	December 31, 2024
Cultivation	$49,318	$(8,179)	$2,648	$4,810	$48,597
Retail	181,973	—	(421)	16,081	197,633
	$231,291	$(8,179)	$2,227	$20,891	$246,230
During the year ended December 31, 2025 the Company recorded measurement period adjustments in connection with the Company’s acquisition activity related to 203 Organix L.L.C., Salubrious Wellness Clinic, Inc. and Columbia Care Eastern Virginia LLC (collectively the “2024 Business Combinations”). The net impact led to an increase in goodwill related to the cultivation (wholesale) reportable segment of $293 and an increase in goodwill related to the retail reportable segment of $1,077 for changes to prepaid expenses, deposits, other assets and note payable liabilities.
As part of the Company’s acquisition activity related to the 2024 Business Combinations, the Company recorded goodwill to the cultivation (wholesale) reportable segment of $4,810 and recorded goodwill to the retail reportable segment of $16,081 during the year ended December 31, 2024. Refer to Note 8 - Transactions for further discussion regarding the 2024 Business Combinations.
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
Impairments
During the year ended December 31, 2025, the Company recorded impairment charges of (i) $40,827 associated with its Connecticut cultivation (wholesale) reporting unit, (ii) $35,649 associated with its Illinois retail reporting unit, (iii) $8,377 associated with its Connecticut retail reporting unit, and (iv) $1,738 associated with its Arizona retail reporting unit, as the carrying values of the reporting units exceeded the estimated fair value by such amounts. As of December 31, 2025, and after recognizing the aforementioned impairment charges, these reporting units were fully impaired.
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

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7. EARNINGS (LOSSES) PER SHARE
The Company presents basic earnings (losses) per share. Basic earnings (losses) per share is calculated by dividing the earnings (loss) attributable to stockholders by the weighted average number of Common Stock outstanding during the periods presented. Diluted earnings (losses) per share is computed based on the weighted average number of Common Stock outstanding, to the extent dilutive.
The computations of net earnings (losses) per share, on a basic basis and diluted basis, including reconciliations of the numerators and denominators, for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Numerator
Net Loss attributable to Verano Holdings Corp.	$(257,908)	$(341,859)	$(117,348)

Denominator
Basic
Weighted-average shares outstanding – basic	360,911,293	349,584,820	342,774,236

Diluted
Weighted-average shares outstanding – diluted	360,911,293	349,584,820	342,774,236

Net Loss per share - basic & diluted	$(0.71)	$(0.98)	$(0.34)
For the year ended December 31, 2025, outstanding RSUs of approximately 2,807,468 were anti-dilutive under the treasury stock method and were excluded from the computation of diluted earnings (losses) per share. RSU awards may be dilutive in the future. Potentially dilutive securities of approximately 1,215,720 for the year ended December 31, 2024, were not included in the computation of diluted earning (losses) per share because their effect would have been anti-dilutive.

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
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into an equity purchase agreement with Cannabist, Columbia Care Eastern Virginia LLC (“CC East Virginia”), and the members of CC East Virginia party thereto (the “Virginia EPA”), pursuant to which the Company acquired all of the issued and outstanding equity interests of CC East Virginia. CC East Virginia is the sole vertical cannabis operator in HSA 5 in Eastern Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company paid $24,122 in cash consideration and equity consideration of 10,416,041 Subordinate Voting Shares with an estimated fair value of $34,453, all of which was distributed on the closing date of the transaction. All Subordinate Voting Shares were exchanged for shares of Common Stock on a one-for-one basis in connection with the Continuance. In addition, on the closing date of the transaction, the Company issued a $26,700 promissory note, which was subsequently amended on May 27, 2025 to $27,852 in connection with a purchase price adjustment (the “CC East Virginia Promissory Note”). The CC East Virginia Promissory Note had an estimated fair value of $26,068 and bears interest at a rate of 7% per annum and matures on the two-year anniversary of the transaction closing date. On May 27, 2025, the Company entered into a waiver and partial payoff agreement related to a portion of the CC East Virginia Promissory Note. During the year ended December 31, 2025, the Company partially extinguished the CC East Virginia Promissory Note.
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
For the acquisitions of CC East Virginia and Cannabist AZ, the major classes of assets and liabilities to which we have allocated the purchase price were as follows:

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
The disposition resulted in a gain of $4,739 for the year ended December 31, 2025 which is classified as a component of Other Income (Expense) in the Consolidated Statements of Operations.
Other Acquisition Consideration Payable Adjustments
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250 worth of Subordinate Voting Shares, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. During 2024, 297,225 Subordinate Voting Shares were issued as a portion of such consideration, representing a value of $625. During the year ended December 31, 2025, the Company made total cash payments in the amount of $708 and issued 297,225 Subordinate Voting Shares, representing a value of $625. All Subordinate Voting Shares were exchanged for shares of Common Stock on a one-for-one basis in connection with the Continuance. The Company expects to make additional cash consideration payments of $292, as the final portion of such consideration.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9. DEBT
As of December 31, 2025 and December 31, 2024, debt consisted of the following:

	As of December 31,
	2025	2024
Credit Facility	$240,550	$294,750
Revolver	50,000	—
Promissory Notes	1,858	22,455
Mortgage Loans	114,099	107,306
Vehicle and Equipment Loans	264	596
Unamortized Debt Issuance Costs	(7,036)	(11,258)

Total Debt	$399,735	$413,849

Less: Current Portion of Debt	7,852	18,153

Total Long-Term Debt, net	$391,883	$395,696
2022 Credit Facility
On October 27, 2022, Verano and certain of its subsidiaries and affiliates, as the Borrowers, entered into the 2022 Credit Agreement with Chicago Atlantic, as administrative agent for the Lenders, and the Lenders from time-to-time party thereto, pursuant to which the Lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provides the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the Lenders elect to fund such incremental term loan. At funding, all the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
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
As of December 31, 2025, the Company was in compliance with such covenants.
Refer to Note 19 - Subsequent Events for further discussion regarding the payoff and termination of the 2022 Credit Agreement.
Revolver
On September 30, 2025, the Company entered into a credit agreement (the “Revolver”), by and among the Company, as a guarantor, certain subsidiaries of the Company from time-to-time party thereto as borrowers (the “Real Estate Subsidiaries”), lenders from time-to-time party thereto, and Chicago Atlantic, as administrative agent for the Lenders.
The Revolver provides for a $75,000 revolving loan facility, $50,000 of which was drawn on September 30, 2025 and used to prepay, without any penalty or premium, $50,000 of outstanding obligations due under the 2022 Credit Agreement. Amounts drawn under the Revolver do not require amortization payments and all outstanding amounts are due in full on September 29, 2028 (Refer to Note 19 - Subsequent Events for further discussion). The Revolver provides for a floating annual interest rate on amounts drawn equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 6%, which rate may be increased by 3% upon an event of default or 6% upon a material event of default as provided in the Revolver. The Company incurred debt issuance costs of $2,209 in connection with the establishment of the Revolver. In accordance with ASC 835-30 Interest-imputation of interest (“ASC 835-30”), these costs are presented on the Condensed Consolidated Balance Sheet as a direct deduction from the carrying amount of the related debt liability. The debt issuance costs are amortized over the contractual term of the Revolver using the effective interest method. Amortization expense related to these costs is included in Interest Expense in the accompanying Consolidated Statements of Operations. Refer to Note 19 - Subsequent Events for further discussion regarding the Revolver.

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
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of December 31, 2025, the Company was in compliance with such covenants.
Columbia Care Eastern Virginia LLC
On July 29, 2024, the Company entered into the Virginia EPA to purchase all of the issued and outstanding equity interests of CC East Virginia. The transaction closed on August 21, 2024. Pursuant to the Virginia EPA, the Company issued the CC East Virginia Promissory Note in the amount of $26,700, which was amended to $27,852 on May 27, 2025 in connection with a purchase price adjustment. The CC East Virginia Promissory Note had an estimated fair value of $26,068 and bears interest at a rate of 7% per annum beginning on the closing date, through maturity on the two-year anniversary of the closing date. Subsequently, on May 27, 2025, the Company entered into a waiver and partial payoff agreement related to a portion of the CC East Virginia Promissory Note. During the year ended December 31, 2025, the Company partially extinguished the CC East Virginia Promissory Note.

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
Stated maturities of debt obligations are as follows:

	Principal Payments	Unamortized Debt Issuance Costs	Total Debt Payable
2026	$12,528	$4,676	$7,852
2027	17,599	1,165	16,434
2028	131,755	933	130,822
2029	211,741	100	211,641
2030	11,375	23	11,352
Thereafter	21,773	139	21,634

Total	$406,771	$7,036	$399,735

As of December 31, 2025, the Company’s 2022 Credit Agreement was contractually due within 12 months. Subsequent to year-end, but prior to the issuance of these financial statements, the Company extinguished the amounts due under and terminated the 2022 Credit Agreement. As a result, the outstanding balance is classified as long-term and is not included in the table of stated maturities due within the next 12 months. See Note 19 – Subsequent Events for further details.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

10. SHARE CAPITAL
On November 3, 2025, the Company filed articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada to continue out from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada. The Continuance was consummated pursuant to a Plan of Arrangement, which was approved by the Company’s stockholders at a special meeting of the stockholders held on October 27, 2025, and a Final Order issued by the Supreme Court of British Columbia, Canada on October 30, 2025. As part of the Continuance, the previously authorized, issued and outstanding Subordinate Voting Shares of the Company were deemed to be exchanged on the November 3, 2025 for authorized, issued and outstanding shares of Common Stock, par value $0.001 per share, of the Company on a one-for-one basis. The Proportionate Voting Shares were no longer authorized, and all special rights and restrictions of the Proportionate Voting Shares were removed from the Company’s governing documents.
The Company’s Common Stock are classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC 740, Income Taxes.
(a)Issued and Outstanding
As of December 31, 2025, the Company had 363,245,512 shares of Common Stock issued and outstanding and no Preferred Stock issued or outstanding. The Company has the following two classes of stock, with each class having $0.001 par value:
(i)Common Stock
The stockholders of Common Stock are entitled to receive dividends issued by the Company and one vote per share at stockholder meetings of the Company. All Common Stock are ranked equally regarding the Company’s residual assets. The Company is authorized to issue 5,000,000,000 shares of Common Stock.
(ii)Preferred Stock
The Company currently does not have any Preferred Stock issued or outstanding. Our board of directors may, without further action by our stockholders, provide, out of the authorized but undesignated and unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series, any or all of which may be greater than the rights of our common stock. The Company is authorized to issue 1,000,000,000 shares of Preferred Stock.
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
In connection with the Continuance, each outstanding option to purchase Subordinate Voting Shares was deemed to be adjusted to become one outstanding option to purchase an equal number of shares of Common Stock at the same exercise price per share and otherwise on the same terms and conditions under the Plan and applicable award agreement; and each outstanding restricted stock unit to receive Subordinate Voting Shares was deemed to be adjusted to become one outstanding restricted stock unit to receive an equal number of shares of Common Stock with the same terms and conditions under the Plan and applicable award agreement.

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
Options
Option activity is summarized as follows: The Company had 23,588 fully vested and exercisable options, entitling the holder thereof to one Common Stock per each option upon exercise, with a weighted average exercise price of C$29.96 and a weighted average remaining contractual life of 5.17 years as of December 31, 2025.
During the year ended December 31, 2025, a total of 8,171 stock options expired unexercised. These options were not exercised prior to their expiration dates and, as a result, are no longer outstanding or exercisable as of December 31, 2025. The expiration of these options had no impact on the Company’s consolidated financial statements, as the related compensation expense had been fully recognized in prior periods.
No fully vested options, entitling the holder thereof to one Common Stock per each option upon exercise, were cancelled during the year ended December 31, 2025. No options were granted or forfeited during the year ended December 31, 2025. As of December 31, 2025 and December 31, 2024, there were no in-the-money options.
RSUs
The following table summarizes the number of unvested RSU awards as of December 31, 2025 and December 31, 2024 and the changes during the year ended December 31, 2025:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2024	6,302,987	4.96
Granted	1,819,053	0.86
Forfeited	718,985	3.71
Vested	4,595,587	4.53
Unvested RSUs at December 31, 2025	2,807,468	2.79
The stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Years Ended December 31,
	2025	2024	2023
Stock Options	$—	$—	$255
Restricted Stock Units	11,506	16,946	12,975
Total Stock Based Compensation Expense	$11,506	$16,946	$13,230
For the years ended December 31, 2025, 2024 and 2023, stock based compensation expense included in costs of goods sold, net totaled $1,731, $2,130, and $2,669 respectively. For the years ended December 31, 2025, 2024 and 2023, stock based compensation expense included in selling, general, and administrative expense totaled $9,775, $14,816, and $10,561 respectively.
As of December 31, 2025, total unrecognized stock-based compensation expense of $4,193 is expected to be recognized over the remaining contractual term.

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
For the years ended December 31, 2025, 2024 and 2023, income taxes expense consisted of:

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$117,832	$130,257	$137,375
State	11,302	20,201	22,029
Foreign	—	—	—
Total Current:	129,134	150,458	159,404
Deferred:
Federal	$(25,614)	$(77,171)	$(14,366)
State	(11,842)	(31,343)	108
Foreign	—	—	—
Total Deferred	(37,456)	(108,514)	(14,258)
Total	$91,678	$41,944	$145,146
The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures (“ASU 2023-09”). In accordance with the guidance in ASU 2023-09, the difference between the income tax expense for the year ended December 31, 2025, and the expected income taxes based on the statutory rate applied to earnings (loss) arises as follows:

	For the Year Ended December 31,
	2025
Income/(Loss) before Income Taxes	$(166,230)
Expense/(Recovery) based on Statutory Rate(1)	(34,908)	21.0%
State and Local Income Taxes	3,723	(2.2)%
State Prior Year True Up	(6,625)	4.0%
State Rate Change on Deferreds	(1,392)	0.8%
Changes in Valuation Allowances	(695)	0.4%
Nontaxable or Nondeductible Items
Uncertain Tax Positions, including penalties and interest	113,291	(68.1)%
Permanent Impacts of Impairments	15,552	(9.4)%
Penalties and Interest	134	(0.1)%
Income from Investments	451	(0.3)%
Other Permanent Differences	2,434	(1.5)%
Federal Prior Year True Up	(287)	0.2%
Income Tax Expense	$91,678	(55.2)%
(1) For the year ended December 31, 2025, state taxes in Florida make up the majority (greater than 50%) of the tax effect of this category.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. INCOME TAXES (Continued)
The difference between the income tax expense for the years ended December 31, 2024 and December 31, 2023, and the expected income taxes based on the statutory rate applied to earnings (loss) as presented prior to prospective adoption of ASU No. 2023-09 arises as follows:

	For the Years Ended December 31,
	2024	2023
Income/(Loss) before Income Taxes	$(299,915)	$27,798
Statutory Tax Rate	21%	21%
Expense/(Recovery) based on Statutory Rate	(62,982)	5,838
Other Permanent Differences	265	225
Impairment	2,677	9,345
Uncertain Tax Position, including penalties and interest	108,104	—
Nondeductible 280E	—	79,731
Penalties and Interest	9,233	29,581
Non-controlling Interests	1,997	1,326
State Taxes	(10,871)	15,248
Prior Year True Ups	(6,209)	5,646
State Rate Change on Deferred Taxes	(270)	(1,066)
Acquisition Purchase Price Remeasurement	—	(728)
Income Tax Expense	$41,944	$145,146
During the year ended December 31, 2025, the Company’s income taxes paid, net of refunds, were as follows:

For the Year Ended December 31, 2025
U.S. Federal	$75,308
U.S. State
Florida(1)	6,605
Illinois(1)	(4,139)
Pennsylvania(1)	(4,562)
Other	4,976
Total U.S. State	2,880
Total Income Taxes Paid, net of Refunds	$78,188
(1)Income taxes paid, net of refunds exceeds 5% of total income taxes paid, net of refunds, in this jurisdiction.

The Company paid income taxes during the years ended December 31, 2024 and 2023 of $81,535, and $166,634, respectively.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. INCOME TAXES (Continued)
We classify penalties and interest on income taxes as a component of the provision for income taxes. During the year ended December 31, 2025, the Company recorded $134 in penalties and interest related to outstanding income tax liabilities. The Company files income tax returns in the U.S. and in various U.S. state jurisdictions which have varying statutes of limitations. The U.S. federal and state returns remain open for the 2020 tax year to the present. Subject to certain exceptions, as of December 31, 2025, the Company is no longer subject to examination by the IRS for years before 2020. The Company is currently under audit with the IRS for tax years 2021 and 2022.
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
At December 31, 2025 and December 31, 2024, the components of deferred tax assets and (liabilities) were as follows:

	As of December 31,
	2025	2024
Deferred Tax Assets
Operating Lease Liabilities	$5,067	$6,775
Loyalty Points	2,070	2,143
Stock Compensation	507	295
Basis Differences in Goodwill	7,079	4,068
Basis Differences in Property, Plant and Equipment	202	6,860
Other Accruals	2,798	4,714
Interest and Net Operating Loss Carryforwards	4,093	3,098
Total Deferred Tax Assets	21,816	27,953
Valuation Allowances	—	(695)
Net Deferred Tax Assets	$21,816	$27,258
Deferred Tax Liabilities
Operating Right of Use Assets	$(4,560)	$(6,267)
Intangibles	(53,899)	(95,090)
Total Deferred Tax Liabilities	(58,459)	(101,357)
Net Deferred Tax Liabilities	$(36,643)	$(74,099)

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11. INCOME TAXES (Continued)
At December 31, 2025, the Company had no federal or state net operating loss carryforwards. The Company had $4,092 business interest expense carryforwards which may be carried forward indefinitely. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2025, the Company determined no valuation allowance was applicable to interest expense limitation.
The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.
During the year ended December 31, 2024, the Company recorded an uncertain tax liability in uncertain tax positions on the Consolidated Balance Sheet for tax positions taken based on legal interpretations that challenge the Company's tax liability under Section 280E of the Code (“280E Position”). During the year ended December 31, 2025, the Company recorded additional uncertain tax liabilities associated with this position and reflected in the tables below.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

	2025	2024
Balance at Beginning of Year	$400,994	$2,973
Increases related to tax positions in a prior period	10,884	317,052
Decreases related to tax positions in a prior period	(29,194)	—
Decreases due to lapse of statute of limitations	(1,673)	(1,300)
Increases related to tax positions in the current period	92,653	82,269
Decreases related to tax positions in the current period	—	—
Balance at End of Year	$473,664	$400,994
A reconciliation of the beginning and ending amount of uncertain tax liabilities is as follows:

	2025	2024
Balance at Beginning of Year	$270,579	$2,973
Increases related to tax positions in a prior period	22,759	159,692
Decreases related to tax positions in a prior period	(39,253)	(1,300)
Increases related to tax positions in the current period	86,962	77,260
Interest and penalties recorded in income tax expense(1)	37,214	31,954
Decreases related to tax positions in the current period	—	—
Balance at End of Year	$378,261	$270,579
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
The Company leases certain business facilities from third parties under non-cancellable operating lease agreements that contain minimum rental provisions that expire through 2040. Some leases also contain renewal provisions and provide for rent abatement and escalating payments.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded approximately $22,820, $20,754, and $18,451 in operating lease expense, respectively, of which $1,244, $771 and $704, was included in cost of goods sold for the years ended December 31, 2025, 2024 and 2023, respectively.
Other information related to operating leases as of and for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Weighted average remaining lease term - years	7.45	8.08	8.19
Weighted average discount rate	10.52%	10.28%	9.52%
Maturities of lease liabilities for operating leases as of December 31, 2025 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2026	$21,965
2027	21,376
2028	20,656
2029	19,572
2030	18,627
Thereafter	51,482
Total Lease Payments	153,678
Less: Imputed Interest	(50,613)
Present Value of Lease Liability	$103,065

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13. CONTINGENCIES & OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest. The Company accrues loss contingencies in accordance with ASC 450, Contingencies, if, in the opinion of management and its legal counsel, the risk of loss is probable and the amount can be reasonably estimated.
Vireo Litigation
On January 31, 2022, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Vireo Growth Inc. (“Vireo”), formerly known as Goodness Growth Holdings, Inc., pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests of Vireo in exchange for equity interests in the Company, subject to the conditions set forth in the Arrangement Agreement. On October 13, 2022, the Company provided written notice to Vireo of Vireo’s breach of the Arrangement Agreement and exercised the Company’s termination rights under the Arrangement Agreement. On October 21, 2022, Vireo filed suit against the Company in a notice of Civil Claim captioned Goodness Growth Holdings, Inc. v. Verano Holdings Corp. in the Supreme Court of British Columbia , Canada, Vancouver Registry, Case No. S-228521, alleging that the Company breached (i) the Arrangement Agreement through, among other things, the purported wrongful repudiation of the Arrangement Agreement, (ii) the duty of good faith, and (iii) the duty of honest performance in contract. On November 14, 2022, the Company filed a response and counterclaim asserting that Vireo owed it a termination fee in the amount of $14,875, or alternatively, the reimbursement of out-of-pocket fees and expenses of up to $3,000 as a result of our termination of the Arrangement Agreement, which was based upon our belief that Vireo breached covenants and representations in the Arrangement Agreement and the occurrence of other termination events.
Subsequent court filings were made by the parties, including on May 2, 2024 when Vireo filed an application with the Supreme Court of British Columbia seeking $860,900 in damages, plus costs and interest. On October 28, 2025, the Company and Vireo executed a comprehensive settlement agreement, with settlement terms that included a mutual release of all claims arising or resulting from the issues underlying the litigation and the dismissal of all outstanding litigation claims between Vireo and the Company pending before the Supreme Court of British Columbia. The settlement consideration consisted of (i) a $1,000 cash payment from the Company to Vireo and (ii) the Company’s conveyance to Vireo of a real estate parcel with an unfinished and non-operational cultivation facility, with such real estate valued by the parties at $9,000. On November 20, 2025, in accordance with the settlement agreement, the Supreme Court of British Columbia entered a consent order dismissing all claims pending against Vireo and the Company, concluding this matter.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

13. CONTINGENCIES & OTHER (Continued)
(b)Illegality of Cannabis at the U.S. Federal Level
Verano operates within states where cannabis use, medical or adult use or both, has been approved by state and local regulatory bodies. Notwithstanding the permissive regulatory environment of medical, and in some cases also adult use cannabis at the state level, under U.S. federal law cannabis (other than hemp) is a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act”) which means it is viewed by the U.S. federal government as a drug that has a high potential for abuse and no therapeutic value. Therefore, even in states or territories that have legalized cannabis to some extent, the cultivation, processing, distribution, possession and sale of cannabis violates the Controlled Substances Act. Moreover, individuals and entities may violate U.S. federal law if they aid and abet another in violating the Controlled Substances Act or conspire with another to violate the law. Violating the Controlled Substances Act is also a predicate for other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. On December 18, 2025, President Trump issued an executive order titled “Increasing Medical Marijuana and Cannabidiol Research,” (the “Executive Order”) which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “Controlled Substances Act” or the “CSA”). The effect of the Executive Order may be that the cultivation, manufacturing, distribution, sale or possession of cannabis in the U.S. is no longer federally illegal and would lessen criminal penalties at the federal level and remove Section 280E tax considerations, however, the final effects of the Executive Order are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under this administration or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and agency implementation of the Executive Order does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same FDA drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.
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
The Company’s assets are aggregated into reportable segments (cultivation (wholesale) and retail). The Company determined its reportable segments by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (cultivation (wholesale) and retail) which were primarily determined based on the licenses each market holds. All revenues are derived from customers domiciled in the United States and substantially all assets are located in the United States.
The accounting policies used in the segment reporting are the same as those described in Note 2 - Significant Accounting Policies. The Company’s CODM is the Chief Executive Officer. The CODM utilizes each segment’s Adjusted EBITDA as the key indicator in assessing the segment’s performance and allocating resources. Segment-level Adjusted EBITDA includes intersegment revenues which consist primarily of sales of finished goods product from the wholesale (cultivation) to retail segment. Intersegment transactions are eliminated in consolidation. The elimination of such intersegment transactions is included in All Other in the tables below. Additionally, we do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in All Other in the tables below. The All Other column in the tables below also includes unallocated corporate functions and expenses. Certain prior year line items have been adjusted and our allocation methodology is periodically evaluated and may change.
Within the tables below the Other Segment Items for each segment primarily consists of certain selling, general, and administrative expenses and other operational costs.
Summarized financial information for the Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023, consisted of the following:

	For the Year Ended December 31, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$672,661	$318,389	$(169,546)	$821,504
Cost of Goods Sold, net	(373,789)	(198,727)	164,509	(408,007)
Other Segment Items	(109,990)	47,217	(121,530)	(184,303)
Adjusted EBITDA	$188,882	$166,879	$(126,567)	$229,194
Acquisition Adjustments and Other Income (Expense), net				(9,653)
Acquisition, Transaction and Other Non-operating Costs				(13,253)
Employee Stock Compensation				(11,506)
Interest Expense, net				(53,589)
Depreciation and Amortization				(124,155)
Impairment				(183,268)
Income from operations before income taxes				$(166,230)

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14. SEGMENTS (Continued)

	For the Year Ended December 31, 2024
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$672,252	$353,476	$(147,143)	$878,585
Cost of Goods Sold, net	(376,534)	(200,978)	142,858	(434,654)
Other Segment Items	(112,648)	45,535	(112,364)	(179,477)
Adjusted EBITDA	$183,070	$198,033	$(116,649)	$264,454
Acquisition Adjustments and Other Income (Expense), net				(11,160)
Acquisition, Transaction and Other Non-operating Costs				(14,141)
Employee Stock Compensation				(16,946)
Interest Expense, net				(54,759)
Depreciation and Amortization				(139,664)
Impairment				(327,699)
Loss from operations before income taxes				$(299,915)

	For the Year Ended December 31, 2023
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$741,334	$348,990	$(151,872)	$938,452
Cost of Goods Sold, net	(401,507)	(198,547)	136,808	(463,246)
Other Segment Items	(106,414)	37,470	(101,391)	(170,335)
Adjusted EBITDA	$233,413	$187,913	$(116,455)	$304,871
Acquisition Adjustments and Other Income (Expense), net				(9,123)
Acquisition, Transaction and Other Non-operating Costs				(2,177)
Employee Stock Compensation				(13,230)
Interest Expense, net				(59,793)
Depreciation and Amortization				(141,133)
Impairment				(51,617)
Income from operations before income taxes				$27,798

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
The Company’s loyalty programs have a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty programs’ obligation is relieved, and the offset is recorded as revenue. The Company estimates that up to 20% of points will not be redeemed (breakage) prior to their six month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.
As of December 31, 2025, there were approximately 228 million1 points outstanding with an approximate value of $7,513. As of December 31, 2024, there were approximately 150 million1 points outstanding, with an approximate value of $7,449. Such balances are included in Accrued Liabilities on the Company’s Consolidated Balance Sheets.

[1]Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16. CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the VIE model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.

	As of December 31,
	2025	2024
Current Assets	$7,235	$6,736
Non-Current Assets	29,803	26,555
Current Liabilities	41,301	31,492
Non-Current Liabilities	6,538	5,903
Equity attributable to Verano Holdings Corp.	(9,024)	(1,844)
Non-Controlling Interest	(1,777)	(2,260)
Consolidated Variable Interest Entities
Consolidated VIEs occur when (a) the Company closes an acquisition while the state has not finalized the transfer of the cannabis license or (b) the Company owns an equity interest in a joint venture, which it exercises control over.
Consolidation occurs on the effective date of the purchase agreement, or in the case of joint venture VIEs, on the effective date of a limited liability company agreement governing the applicable joint venture, and a Management Services Agreement. The Management Services Agreement grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. The Management Services Agreement or the limited liability company agreement also allows Verano to limit distributions of the entity at Verano’s discretion. Certain states may limit the distribution or transfer of cash until license transfer.
The Company has entered into financing arrangements with certain VIEs to provide funding for potential capital expenditures including, but not limited to, the construction of dispensaries and other facilities.
The Company applies ASC 810-10-15 to determine control of the legal entity. With respect to VIEs acquired via acquisition, the purchase agreements limit the sellers involvement in future operations, and their risks of loss. With respect to joint venture VIEs, the limited liability company agreements limit the partners’ involvement in future operations and control over financial decisions, including distributions. In addition, Verano enters into a Management Services Agreement with the legal entity that grants the Company strategic decision-making ability of the business operations.
The Company is involved in all qualitative and quantitative aspects of each consolidated VIE, such as but not limited to, software choices, procurement, staffing and payroll, advertising, and use of cash flow. With respect to VIEs acquired via acquisition, the Company absorbs all risk of loss and receives expected future returns based on the purchase agreement and Management Services Agreement, resulting in Verano being the primary beneficiary.
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
For the Company’s long-term debt (which consist of credit facilities and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt at December 31, 2025 and December 31, 2024 was $399,735 and $413,849, which includes $7,852 and $18,153, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$82,724	$—	$—	$82,724
Acquisition Consideration Payable	—	—	(270)	(270)
Total	$82,724	$—	$(270)	$82,454

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$87,796	$—	$—	$87,796
Acquisition Consideration Payable	—	—	(935)	(935)
Total	$87,796	$—	$(935)	$86,861

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

18. RELATED PARTY TRANSACTIONS
2022 Credit Agreement
George Archos, the Chairman, Chief Executive Officer and Founder of the Company, participated in the 2022 Credit Agreement as a Lender funding $1,000 of the $350,000 principal amount. Mr. Archos is excluded from certain approval rights of the lenders and any penalties and fees due to Mr. Archos under the 2022 Credit Agreement are immaterial to the Company. Refer to Note 19 - Subsequent Events for further discussion regarding the payoff and termination of the 2022 Credit Agreement.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $184 and $184 during each of the years ended December 31, 2025 and December 31, 2024, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $371 and $366 during the years ended December 31, 2025 and December 31, 2024, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer, holds a 50% ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $3,395 and $1,382 during the years ended December 31, 2025 and December 31, 2024, respectively. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, held an ownership interest of less than 1% ownership interest in Sweed as of December 31, 2025.

VERANO HOLDINGS CORP. Notes to the Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

19. SUBSEQUENT EVENTS
Revolver
On January 12, 2026, the Company entered into a First Amendment to Credit Agreement and Omnibus First Amendment to Credit Documents (the “First Amendment”), to amend the Revolver.
The First Amendment increased the lending commitment of the Revolver from $75,000 to $100,000 and amended the date on which all outstanding amounts are due in full from September 29, 2028 to February 28, 2029. Additionally, the First Amendment amended the borrowing base for the Revolver to an advance rate of up to 80%, rather than 60%, of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver. The First Amendment also includes certain other immaterial updates to the Revolver. No additional collateral was pledged to secure the Revolver and certain real estate may be released as collateral upon specified conditions, as originally provided. On March 11, 2026, the Company drew $50,000 under the Revolver, bringing the total amount drawn under the Revolver to $100,000, which was used to repay the amounts owing under the 2022 Credit Agreement.
2026 Credit Agreement
On March 11, 2026, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “2026 Borrowers”), entered into a Credit Agreement (the “2026 Credit Agreement”) with Needham Bank (“Needham”), as collateral agent and administrative agent for the lenders, Chicago Atlantic Financial Services, LLC, as co-administrative agent for the lenders, and the lenders from time-to-time party thereto (the “2026 Lenders”), pursuant to which the 2026 Lenders advanced the 2026 Borrowers a $195,000 senior secured term loan, all of which was used to repay the amounts owing under the 2022 Credit Agreement. In connection with such repayment, the Company paid a prepayment premium of approximately $4,345 and the 2022 Credit Agreement was terminated and is no longer in force or effect. Beginning in April 2026, Verano will be required to make scheduled amortization payments of $875 per month and the remaining principal balance is due in full on March 11, 2029; provided that the maturity date may be extended to March 11, 2030 upon the election of the Company, the payment of 1.5% of the then outstanding principal balance by the Company, and the consent of the 2026 Lenders. The 2026 Credit Agreement may be prepaid in part (in increments of $5,000 and in an amount not less than $10,000) or in full at any time, subject to a 1.5% prepayment premium during the first two years of the 2026 Credit Agreement and 0% thereafter; provided, that if the maturity date is extended to March 11, 2030, the prepayment premium will be 1.5% in all cases.
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement included customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency.
Additionally, the 2026 Credit Agreement required the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio.
George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000 of the amount provided by a 2026 Lender. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.