Form 10-Q
period 2026-03-31
Verano Holdings Corp.
filed 2026-04-30
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2026, the registrant had 364,381,806 shares of common stock outstanding.

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
Forward-looking statements may relate to future financial conditions, results of operations, plans, strategies, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then-current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:
•the current illegality of cannabis under federal law, subject to recently enacted exceptions, the U.S. federal regulatory landscape and enforcement related to medical or adult use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;
•regulatory and political changes to U.S. federal, state and local laws related to medical or adult use cannabis, including political risks and regulation by additional regulatory authorities;
•rescheduling may lower the barriers to entry for well-capitalized institutional competitors;
•the federal rescheduling process may be subject to significant procedural delays and legal challenges;
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
•potential scrutiny from Canadian authorities due to our status as a reporting issuer under applicable securities legislation in all of the provinces and territories of Canada, being classified thereunder as an “SEC Foreign Issuer” for the purposes of Canadian securities laws;
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
v

•the risk of financial crimes;
•the inability to realize the anticipated benefits of the Company’s continuance out from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada (the “Continuance”), or to do so within the anticipated timeframe;
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
•potential dilution if we issue additional shares of common stock, par value $0.001 (“Common Stock”);
•market perception of sales of a substantial amount of Common Stock;
•transfer restrictions on our Common Stock;
•price volatility of our Common Stock;
•our stockholders’ limited participation in our affairs;
•our expectation to not declare or pay out dividends;
•certain of our stockholders holding Common Stock representing greater than 5% of our voting power;
•the taxation of cannabis companies in the U.S., including the impact of Section 280E of the Internal Revenue Code of 1986, as amended (“Section 280E”); and
•other risks described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on March 12, 2026, as more particularly described under the heading “Item 1A. Risk Factors” therein.
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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$74,026	$82,724
Accounts Receivable, net	32,140	30,930
Held for Sale Assets	27,945	27,839
Inventory	235,575	229,968
Income Tax Receivable	11,296	11,986
Prepaid Expenses and Other Current Assets	13,539	21,204
Total Current Assets	394,521	404,651

Property, Plant and Equipment, net	488,106	492,473
Right-of-Use Assets, net	90,122	93,806
Intangible Assets, net	564,575	579,090
Goodwill	161,009	161,009
Deposits and Other Assets	10,015	10,565
TOTAL ASSETS	$1,708,348	$1,741,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$28,961	$38,737
Accrued Liabilities	55,487	69,301
Income Tax Payable	11,310	12,122
Current Portion of Lease Liabilities	12,296	11,979
Current Portion of Debt	10,701	7,852
Acquisition Consideration Payable	156	270
Total Current Liabilities	118,911	140,261

Long-Term Liabilities:
Debt, net of Current Portion	384,245	391,883
Lease Liabilities, net of Current Portion	89,112	91,086
Uncertain Tax Positions	391,286	378,261
Deferred Income Taxes	36,685	36,643
Other Long-Term Liabilities	1,539	1,081
Total Long-Term Liabilities	902,867	898,954
TOTAL LIABILITIES	$1,021,778	$1,039,215

STOCKHOLDERS’ EQUITY
Common Stock; $0.001 par value, 5,000,000,000 authorized. 364,343,003 and 363,245,512 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	365	364
Preferred Stock; $0.001 par value, 1,000,000,000 authorized. No Preferred Stock issued or outstanding as of March 31, 2026 and December 31, 2025.	—	—
Share Capital	1,747,319	1,745,306
Accumulated OCI	—	—
Accumulated Deficit	(1,059,337)	(1,041,514)
STOCKHOLDERS’ EQUITY	688,347	704,156
NON-CONTROLLING INTEREST	(1,777)	(1,777)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,708,348	$1,741,594
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues, net of Discounts	$208,178	$209,809
Cost of Goods Sold, net	109,202	110,228

Gross Profit	98,976	99,581

Selling, General, and Administrative Expenses	85,877	84,579

Income from Operations	13,099	15,002

Other Income (Expense):
Loss on Disposal of Property, Plant and Equipment	(27)	(84)
Gain on Deconsolidation	—	4,739
Loss on Debt Extinguishment	(5,738)	(63)
Interest Expense, net	(12,312)	(13,562)
Other Expense, net	(1,222)	(198)

Total Other Income (Expense), net	(19,299)	(9,168)

Income (Loss) Before Provision for Income Taxes	(6,200)	5,834

Provision for Income Taxes	(11,623)	(17,349)

Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(17,823)	$(11,515)

Net Loss per share – basic & diluted	(0.05)	(0.03)

Basic & Diluted – weighted average shares outstanding	363,366,348	359,145,607
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders' Equity ($ in Thousands)

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of January 1, 2025	358,747,290	—	$—	$1,735,775	$5	$(783,606)	$(1,355)	$950,819

Stock-based compensation	971,028	—	—	2,722	—	—	—	2,722

Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(4,672)	(4,672)

Non-controlling interest adjustment for change in ownership	—	—	—	—	—	—	4,250	4,250

Net Loss	—			—	—	(11,515)	—	(11,515)

Balance as of March 31, 2025	359,718,318	—	$—	$1,738,497	$5	$(795,121)	$(1,777)	$941,604

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of January 1, 2026	—	363,245,512	$364	$1,745,306	$—	$(1,041,514)	$(1,777)	$702,379

Stock-based compensation	—	1,097,491	1	2,013	—	—	—	2,014

Contingent consideration & other adjustments to purchase accounting	—	—	—	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—

Net Loss	—	—	—	—	—	(17,823)	—	(17,823)

Balance as of March 31, 2026	—	364,343,003	$365	$1,747,319	$—	$(1,059,337)	$(1,777)	$686,570
The accompanying notes are an integral part of these Unaudited Interim Condensed Consolidated Financial Statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(17,823)	$(11,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,188	31,791
Right-of-use assets amortization	3,010	2,965
Loss on disposal of property, plant and equipment	27	84
Gain on deconsolidation	—	(4,739)
Loss on debt extinguishment	5,738	63
Stock-based compensation	2,209	3,303
Other, net	3,562	4,534
Changes in assets and liabilities:
Accounts receivable, net	(1,703)	(1,696)
Inventory	(5,745)	(8,493)
Income tax receivable	690	(3,896)
Accounts payable	(5,713)	7,565
Income tax payable	(812)	(19,903)
Uncertain tax positions	13,025	13,193
Deferred income taxes	42	(1,122)
Other assets, net	8,613	(1,318)
Other liabilities, net	(15,721)	(9,030)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,587	1,786

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	$(14,937)	$(13,864)
Proceeds from disposal of assets	30	22
Proceeds from deconsolidation	—	9,071
NET CASH USED IN INVESTING ACTIVITIES	(14,907)	(4,771)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Credit Facility	195,000	—
Proceeds from issuance of debt	50,000	12,000
Repayments on Credit Facility	(240,550)	—
Payment of deferred acquisition price payable	(125)	(333)
Principal repayments of debt	(901)	(7,130)
Debt issuance costs paid	(11,337)	(456)
Payment of debt extinguishment	(4,345)	—
Distributions paid to non-controlling interest holders	—	(4,672)
Other financing activities	(120)	—
NET CASH USED IN FINANCING ACTIVITIES	(12,378)	(591)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(8,698)	$(3,576)
Effects of exchange rate fluctuations on cash and cash equivalents	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$82,724	$87,796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,026	$84,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$11,072	$12,055
NONCASH INVESTING AND FINANCING ACTIVITIES
Debt extinguishment in connection with deconsolidation	$—	$1,146
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
The Company’s Common Stock, par value $0.001 per share (“Common Stock”), is listed on Cboe Canada (“Cboe”) under the ticker symbol “VRNO” and is quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNO”.
The Company’s corporate headquarters is located at 224 W. Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars, and all references to “C$” refer to Canadian dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 (the “2025 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the “Form 10-K”). Certain prior year financial statement line items have been reclassified or aggregated to conform to the current year’s presentation. These changes did not affect previously reported results of operations or financial position. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the 2026 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated balance sheet as of December 31, 2025 contained in the 2025 Annual Audited Financials included in the Form 10-K.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
(c)Basis of Consolidation
The Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with ASC 810. All transactions and balances between these entities have been eliminated upon consolidation.
(d)Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2 - Significant Accounting Policies to the 2025 Annual Audited Financials included in the Form 10-K.
(e)Earnings (Losses) per Share
Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (losses) attributable to stockholders by the weighted average number of shares of Common Stock outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and consequently are not included in the earnings (loss) per share calculations. Diluted income per share is calculated by adjusting the weighted average number of shares of Common Stock outstanding to assume conversion of all dilutive potential shares.
To determine diluted income (loss) per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted income (loss) per share for the three months ended March 31, 2026 and 2025 because their impact would have been anti-dilutive.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)
(f)Recently Issued Accounting Standards
In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”) which amends the guidance in Topic 270, Interim Reporting. ASU 2025-11 improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. ASU 2025-11 also provides additional guidance on what disclosures should be provided in interim reporting periods and adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. While the Company is currently evaluating the impact of ASU 2025-11 on the consolidated financial statements, we do not expect it to have a material impact on our financial position or results of operations and we do not intend to early adopt.
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. While the Company is currently evaluating the impact of ASU 2025-06 on the consolidated financial statements, we do not expect it to have a material impact on our financial position or results of operations and we do not intend to early adopt.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Raw Materials	$4,399	$4,735
Work in Process	160,733	162,197
Packaging and Miscellaneous	13,128	12,850
Finished Goods	57,315	50,186

Total Inventory	$235,575	$229,968

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Land	$26,101	$26,057
Buildings and Improvements	164,280	162,898
Furniture and Fixtures	21,231	21,516
Computer Equipment and Software	30,069	29,294
Leasehold Improvements	284,991	282,719
Tools and Equipment	100,200	99,635
Vehicles	4,230	4,391
Assets Under Construction (1)	102,904	100,173

Total Property, Plant and Equipment, Gross	734,006	726,683
Less: Accumulated Depreciation	(245,900)	(234,210)

Total Property, Plant and Equipment, Net	$488,106	$492,473
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended March 31, 2026 and March 31, 2025, depreciation expense included in costs of goods sold totaled $9,825 and $9,896, respectively. For the three months ended March 31, 2026 and March 31, 2025, depreciation expense included in selling, general, and administrative expense totaled $4,848 and $5,121, respectively.

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
As of March 31, 2026, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2026	$794,183	$45,108	$5,546	$844,837
Balance as of March 31, 2026	$794,183	$45,108	$5,546	$844,837

Accumulated Amortization
Balance as of January 1, 2026	239,895	21,369	4,483	265,747
Amortization	13,277	1,128	110	14,515
Balance as of March 31, 2026	$253,172	$22,497	$4,593	$280,262

Net Book Value
Balance as of January 1, 2026	554,288	23,739	1,063	579,090
Balance as of March 31, 2026	$541,011	$22,611	$953	$564,575
The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2026:

Year Ending December 31,	Estimated Amortization
2026 (Remaining)	$43,393
2027	57,875
2028	57,862
2029	57,859
2030	57,859
Thereafter	289,727
Total	$564,575
The changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2026 were as follows:

	January 1, 2026	Impairment	Adjustments to purchase price allocation	Acquisitions	March 31, 2026
Cultivation	$8,063	$—	$—	$—	$8,063
Retail	152,946	—	—	—	152,946
Total	$161,009	$—	$—	$—	$161,009

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

5.EARNINGS (LOSSES) PER SHARE
The Company presents basic earnings (losses) per share. Basic earnings (losses) per share is calculated by dividing the earnings (loss) attributable to stockholders by the weighted average number shares of Common Stock outstanding during the periods presented. Diluted earnings (losses) per share is computed based on the weighted average number of shares of Common Stock outstanding, to the extent dilutive.
The computations of net earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Numerator
Net Loss attributable to Verano Holdings Corp.	$(17,823)	$(11,515)

Denominator
Basic
Weighted-average shares outstanding – basic	363,366,348	359,145,607

Diluted
Weighted-average shares outstanding – diluted	363,366,348	359,145,607

Net Loss per share - basic & diluted	(0.05)	(0.03)
For the three months ended March 31, 2026 and March 31, 2025, outstanding restricted stock units (“RSUs”) of approximately 2,586,527 and 6,162,724, respectively, were anti-dilutive under the treasury stock method and were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future.

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
2025 Dispositions
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
Other Acquisition Consideration Payable Adjustments
On December 28, 2023, the Company became contractually obligated, upon the completion of certain conditions precedent, to issue $1,250 worth of the Company’s formerly outstanding Class A subordinate voting shares (the “Subordinate Voting Shares”), in the aggregate, as consideration for the acquisition of certain assets from Ivy Hall Mount Holly, LLC. During 2025, the Company made total cash payments in the amount of $708 and issued 297,225 Subordinate Voting Shares, representing a value of $625. All Subordinate Voting Shares were exchanged for shares of Common Stock on a one-for-one basis in connection with the Continuance. During the three months ended March 31, 2026 the Company made total cash payments in the amount of $125 related to the purchase price consideration. The Company expects to make additional cash consideration payments in the amount of $167, as the final portion of such consideration.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of March 31, 2026 and December 31, 2025 debt consisted of the following:

	March 31, 2026	December 31, 2025
Credit Facility	$195,000	$240,550
Revolver	100,000	50,000
Promissory Notes	1,700	1,858
Mortgage Loans	113,422	114,099
Vehicle and Equipment Loans	195	264
Unamortized Debt Issuance Costs	(15,371)	(7,036)

Total Debt	$394,946	$399,735

Less: Current Portion of Debt	10,701	7,852

Total Long-Term Debt, net	$384,245	$391,883
2022 Credit Agreement
On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a credit agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto (the “Lenders”), pursuant to which the Lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provided the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the Lenders elected to fund such incremental term loan. At funding, all the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
Beginning in October 2023, the loan required scheduled amortization payments of $350 per month and the remaining principal balance was due in full on October 30, 2026.
The 2022 Credit Agreement also provided the Borrowers with the right to (a) incur up to $120,000 of additional indebtedness from third-party lenders secured by real estate excluded as collateral under the 2022 Credit Agreement, (b) incur additional mortgage financing from third-party lenders secured by real estate acquired after the closing date, and (c) upon the SAFE Banking Act or similar legislation making banking services available to U.S. cannabis companies being passed by the United States Congress, incur up to $50,000 pursuant to a revolving credit facility from third-party lenders that is pari passu or subordinated to the 2022 Credit Agreement obligations, each of which were subject to customary conditions.
The obligations under the 2022 Credit Agreement were secured by substantially all of the assets of the Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions.
The 2022 Credit Agreement provided for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which rate could have been increased by 3.00% upon an event of default that is not a material event of default or 6.00% upon a material event of default as provided in the 2022 Credit Agreement.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT (Continued)
At any time, the Company was able to voluntarily prepay up to $100,000 of the principal balance, subject to a one-time $1,000 prepayment premium upon the first prepayment, and was able to prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of any subsequent prepayments. The Borrowers were not able to voluntarily prepay more than $100,000 of the principal balance without prepaying the entire outstanding principal balance of the loan.
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
On September 30, 2025, the Company made an additional Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement, without any penalty or premium.
On March 11, 2026, the Company repaid all amounts owing under the 2022 Credit Agreement together with a prepayment premium of $4,345. As a result of such payment, the Credit Agreement was then terminated and is no longer in force or effect.
Revolver
On September 30, 2025, the Company entered into a credit agreement (as amended, the “Revolver”), by and among the Company, as a guarantor, certain subsidiaries of the Company from time-to-time party thereto as borrowers (the “Real Estate Subsidiaries”), lenders from time-to-time party thereto, and Chicago Atlantic, as administrative agent for the Lenders.
The Revolver initially provided for a $75,000 revolving loan facility, $50,000 of which was drawn on September 30, 2025 and used to prepay, without any penalty or premium, $50,000 of outstanding obligations due under the 2022 Credit Agreement. Amounts drawn under the Revolver do not require amortization payments. The Revolver provides for a floating annual interest rate on amounts drawn equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 6%, which rate may be increased by 3% upon an event of default or 6% upon a material event of default as provided in the Revolver. The Company incurred debt issuance costs of $2,209 in connection with the establishment of the Revolver.
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
The obligations under the Revolver are secured by substantially all of the assets of the Real Estate Subsidiaries, which primarily consists of owned real estate, and are guaranteed by the Company on an unsecured basis. Additionally, the Revolver allows for the proportionate release of certain Real Estate Subsidiaries upon request of the Company so long as the outstanding principal balance under the Revolver does not exceed 80% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral after giving effect to such release.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT (Continued)
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of March 31, 2026, the Company was in compliance with such covenants.
On January 12, 2026, the Company entered into a First Amendment to Credit Agreement and Omnibus First Amendment to Credit Documents (the “First Amendment”), to amend the Revolver. The First Amendment increased the lending commitment of the Revolver from $75,000 to $100,000 and amended the date on which all outstanding amounts are due in full from September 29, 2028 to February 28, 2029. Additionally, the First Amendment amended the borrowing base for the Revolver to an advance rate of up to 80%, rather than 60%, of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver. The First Amendment also includes certain other immaterial updates to the Revolver. No additional collateral was pledged to secure the Revolver in connection with the First Amendment. On March 11, 2026, the Company drew $50,000 under the Revolver, bringing the total amount drawn under the Revolver to $100,000, which was used to repay the amounts owing under the 2022 Credit Agreement.
2026 Credit Agreement
On March 11, 2026, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “2026 Borrowers”), entered into a credit agreement (the “2026 Credit Agreement”) with Needham Bank (“Needham”), as collateral agent and administrative agent for the lenders, Chicago Atlantic Financial Services, LLC, as co-administrative agent for the lenders, and the lenders from time-to-time party thereto (the “2026 Lenders”), pursuant to which the 2026 Lenders advanced the 2026 Borrowers a $195,000 senior secured term loan, all of which was used to repay the amounts owing under the 2022 Credit Agreement as discussed above. The Company is required to make scheduled amortization payments of $875 per month and the remaining principal balance is due in full on March 11, 2029; provided that the maturity date may be extended to March 11, 2030 upon the election of the Company, the payment of 1.5% of the then outstanding principal balance by the Company, and the consent of the 2026 Lenders. The 2026 Credit Agreement may be prepaid in part (in increments of $5,000 and in an amount not less than $10,000) or in full at any time, subject to a 1.5% prepayment premium during the first two years of the 2026 Credit Agreement and 0% thereafter; provided, that if the maturity date is extended to March 11, 2030, the prepayment premium will be 1.5% in all cases.
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions, and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement includes customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio. As of March 31, 2026, the Company was in compliance with such covenants.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL
On November 3, 2025, the Company filed articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada to continue out from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada. The Continuance was consummated pursuant to a Plan of Arrangement, which was approved by the Company’s stockholders at a special meeting of the stockholders held on October 27, 2025, and a Final Order issued by the Supreme Court of British Columbia, Canada on October 30, 2025. As part of the Continuance, the previously authorized, issued and outstanding Subordinate Voting Shares of the Company were deemed to be exchanged on the November 3, 2025 for authorized, issued and outstanding shares of Common Stock, par value $0.001 per share, of the Company on a one-for-one basis. The Company’s Class B proportionate voting shares (the “Proportionate Voting Shares”) were no longer authorized, and all special rights and restrictions of the Proportionate Voting Shares were removed from the Company’s governing documents.
The Company’s Common Stock is classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants, together with amounts previously recorded in reserves over the vesting periods, are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC 740, Income Taxes.
(a)Issued and Outstanding
As of March 31, 2026, the Company had 364,343,003 shares of Common Stock issued and outstanding and no preferred stock (“Preferred Stock”) issued or outstanding. The Company has the following two classes of stock, with each class having a $0.001 par value:
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
(b)Incentive Based Compensation
In February 2021, the Company established the Verano Holdings Corp. Stock and Incentive Plan (the “Plan”), which provides for stock-based remuneration for its eligible directors, officers, employees, consultants, and advisors. The maximum number of RSUs, options and other stock-based awards that may be issued under the Plan cannot exceed 10% of the Company’s then issued and outstanding share capital. In addition, in March 2024, the Company adopted the Long-Term Cash Incentive Plan, which provides for cash-based remuneration to eligible service providers of the Company. All goods and services received in exchange for the grant of any stock-based or cash-based awards are measured at their fair value. Equity-settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)
In connection with the Continuance, each outstanding option to purchase Subordinate Voting Shares was deemed to be adjusted to become one outstanding option to purchase an equal number of shares of Common Stock at the same exercise price per share and otherwise on the same terms and conditions under the Plan and applicable award agreement; and each outstanding RSU to receive Subordinate Voting Shares was deemed to be adjusted to become one outstanding RSU to receive an equal number of shares of Common Stock with the same terms and conditions under the Plan and applicable award agreement.
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
Options
Option activity is summarized as follows: The Company had 23,588 fully vested and exercisable options, entitling the holder thereof to one Common Stock per each option upon exercise, with a weighted average exercise price of C$29.96 and a weighted average remaining contractual life of 4.92 years as of March 31, 2026.
No fully vested options, entitling the holder thereof to one Common Stock per each option upon exercise, were cancelled during the three months ended March 31, 2026. No options were granted or forfeited during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, there were no in-the-money options.
RSUs
The following table summarizes the number of unvested RSU awards as of March 31, 2026 and December 31, 2025 and the changes during the three months ended March 31, 2026:

	Number of Shares	Weighted Avg. Grant Date Fair Value C$
Unvested RSUs at December 31, 2025	2,807,468	2.79
Granted	966,590	0.79
Forfeited	6,839	2.64
Vested	1,180,692	0.96
Unvested RSUs at March 31, 2026	2,586,527	1.44
The stock-based compensation expense for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stock Options	$—	$—
RSUs	2,209	3,303
Total Stock Based Compensation Expense	$2,209	$3,303

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Income (Loss) before Income Taxes	$(6,200)	$5,834
Income Tax Expense	(11,623)	(17,349)
Effective Tax Rate	(187)%	297%
The effective tax rates for the three months ended March 31, 2026 and 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $12,483 and $9,065 were recorded during the three months ended March 31, 2026 and 2025, respectively. Discrete items recorded during the three months ended March 31, 2026 and 2025 primarily relate to penalties and interest on unpaid tax liabilities and remeasurement of deferred taxes for state tax rate changes.
The U.S. Internal Revenue Service has taken the position that cannabis companies are subject to the limits of Section 280E of the Internal Revenue Code of 1986, as amended (“Section 280E”) for U.S. federal income tax purposes, under which, they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E.
The Company records an uncertain tax liability in uncertain tax positions (“UTP”) on the Condensed Consolidated Balance Sheets for tax positions taken based on legal interpretations that challenge the Company's tax liability under Section 280E. Refer for Note 17 - Subsequent Events for further discussion.
During the three months ended March 31, 2026, the Company’s income taxes paid, net of refunds, were as follows:

For the Three Months Ended March 31, 2026
U.S. Federal	$(236)
U.S. State
Arizona(1)	(634)
Arkansas(1)	(125)
West Virginia(1)	(232)
Other	(71)
Total U.S. State	(1,062)
Total Income Taxes Paid, net of Refunds	$(1,298)
(1)Income taxes paid, net of refunds exceeds 5% of total income taxes paid, net of refunds, in this jurisdiction.
Taxes paid during the three months ended March 31, 2025 were $32,485.

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
During the three months ended March 31, 2026 and 2025, the Company recorded approximately $5,649 and $5,692 in operating lease expense, respectively, of which $273 and $317 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term - years	7.25	7.45
Weighted average discount rate	10.54%	10.52%
Maturities of lease liabilities for operating leases as of March 31, 2026 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2026	$16,637
2027	21,724
2028	21,018
2029	19,893
2030	18,943
Thereafter	51,644

Total Lease Payments	149,859

Less: Imputed Interest	(48,451)

Present Value of Lease Liability	$101,408

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest. The Company accrues loss contingencies in accordance with ASC 450, Contingencies, if, in the opinion of management and its legal counsel, the risk of loss is probable and the amount can be reasonably estimated.
(b)Illegality of Cannabis at the U.S. Federal Level

Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law, subject to recently enacted exceptions as detailed below, to cultivate, manufacture, distribute, sell, or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 40 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and eight states allow the use of low tetrahydrocannabinol and high cannabidiol products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies.

On December 18, 2025, President Trump issued an executive order titled “Increasing Medical Marijuana and Cannabidiol Research,” (the “Executive Order”) which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”). The Executive Order would not legalize state sanctioned medical cultivation, manufacturing, distribution, sale or possession of medical or adult use cannabis in the U.S. However, it would lessen criminal penalties at the federal level and remove Section 280E tax considerations. The final effects of the Executive Order are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or at all under this administration or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and agency implementation of the Executive Order does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same Food and Drug Administration (“FDA”) drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.

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
The accounting policies used in the segment reporting are the same as those described in Note 2 - Significant Accounting Policies within the 2025 Annual Audited Financials on Form 10-K. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM utilizes each segment’s Adjusted EBITDA as the key indicator in assessing the segment’s performance and allocating resources. Segment-level Adjusted EBITDA includes intersegment revenues which consist primarily of sales of finished goods product from the wholesale (cultivation) to retail segment. Intersegment transactions are eliminated in consolidation. The elimination of such intersegment transactions is included in “All Other” in the tables below. Additionally, we do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in “All Other” in the tables below. The “All Other” column in the tables below also includes unallocated corporate functions and expenses. Certain prior year line items have been adjusted and our allocation methodology is periodically evaluated and may change.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.SEGMENTS (Continued)
Within the tables below the Other Segment Items for each segment primarily consists of certain selling, general, and administrative expenses and other operational costs.
Summarized financial information for the Company's reportable segments for the three months ended March 31, 2026 and 2025, consisted of the following:

	For the Three Months Ended March 31, 2026
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$172,140	$78,832	$(42,794)	$208,178
Cost of Goods Sold, net	(96,404)	(56,205)	43,407	(109,202)
Other Segment Items	(28,557)	6,910	(28,325)	(49,972)
Adjusted EBITDA	$47,179	$29,537	$(27,712)	$49,004
Acquisition Adjustments and Other Income (Expense), net				(8,340)
Acquisition, Transaction and Other Non-operating Costs				(3,155)
Employee Stock Compensation				(2,209)
Interest Expense, net				(12,312)
Depreciation and Amortization				(29,188)
Loss from operations before income taxes				$(6,200)

	For the Three Months Ended March 31, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$168,807	$79,561	$(38,559)	$209,809
Cost of Goods Sold, net	(95,229)	(52,608)	37,609	(110,228)
Other Segment Items	(26,796)	13,262	(31,649)	(45,183)
Adjusted EBITDA	$46,782	$40,215	$(32,599)	$54,398
Acquisition Adjustments and Other Income (Expense), net				3,643
Acquisition, Transaction and Other Non-operating Costs				(3,551)
Employee Stock Compensation				(3,303)
Interest Expense, net				(13,562)
Depreciation and Amortization				(31,791)
Income from operations before income taxes				$5,834

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
The Company’s loyalty programs have a calculated standalone selling price that ranges between $0.031 and $0.061 per loyalty point. Upon redemption, the loyalty programs’ obligation is relieved, and the offset is recorded as revenue. The Company estimates that up to 20% of points will not be redeemed (breakage) prior to their six-month expiration dates. The Company continues to evaluate breakage and redemption values to determine the standalone selling price.
As of March 31, 2026, there were approximately 160 million1 points outstanding with an approximate value of $5,548. As of December 31, 2025, there were approximately 228 million1 points outstanding with an approximate value of $7,513. Such balances are included in Accrued Liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity (“VIE”) model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Current Assets	$7,303	$7,235
Non-Current Assets	29,019	29,803
Current Liabilities	42,255	41,301
Non-Current Liabilities	6,339	6,538
Equity attributable to Verano Holdings Corp.	(10,495)	(9,024)
Non-Controlling Interest	(1,777)	(1,777)
Consolidated Variable Interest Entities
Consolidated VIEs occur when (a) the Company closes an acquisition while the state has not finalized the transfer of the cannabis license or (b) the Company owns an equity interest in a joint venture, which it exercises control over.
Consolidation occurs on the effective date of the purchase agreement, or in the case of joint venture VIEs, on the effective date of a limited liability company agreement governing the applicable joint venture, and management services agreement, consulting agreement, licensing agreement, or combination thereof (each a “Management Services Agreement”). Generally, the Management Services Agreement grants the management company, Verano, the ability to make business operating decisions, manage and staff employees, determine product mix, and the authority to direct allocation of cash. Generally, the Management Services Agreement or the limited liability company agreement also allows Verano to limit distributions of the entity at Verano’s discretion. Certain states may limit the distribution or transfer of cash until license transfer.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

15.FAIR VALUE MEASUREMENTS
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the Unaudited Interim Condensed Consolidated Financial Statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit-risk.
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
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, accrued liabilities, debt, and acquisition consideration payable.
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of March 31, 2026 and December 31, 2025 was $394,946 and $399,735, respectively, which included $10,701 and $7,852, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$74,026	$—	$—	$74,026
Certificates of Deposit	—	537	—	537
Acquisition Consideration Payable	—	—	(156)	(156)
Total	$74,026	$537	$(156)	$74,407

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$82,724	$—	$—	$82,724
Acquisition Consideration Payable	—	—	(270)	(270)
Total	$82,724	$—	$(270)	$82,454

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16.RELATED PARTY TRANSACTIONS
2026 Credit Agreement
George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000 of the amount provided by a 2026 Lender. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 during the three months ended March 31, 2026 and $46 during the three months ended March 31, 2025, which payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer and President, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $94 during the three months ended March 31, 2026 and $92 during the three months ended March 31, 2025, which payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company’s Chief Executive Officer and President, holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $1,103 during the three months ended March 31, 2026 and $775 during the three months ended March 31, 2025. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, the Company's Chief Executive Officer and President, held an ownership interest of less than 1% in Sweed as of March 31, 2026.
John Tipton Consulting Agreement
On March 16, 2026, John Tipton retired from his position as President of the Southern Region of the Company, and from all his positions as an officer, manager and employee of the Company and its subsidiaries. Mr. Tipton will remain a member of the Company’s Board of Directors. Upon his retirement, the Company entered into a consulting agreement with Mr. Tipton as of March 16, 2026 (the “Consulting Agreement”), pursuant to which Mr. Tipton provides consulting and advisory services to the Company and its subsidiaries with respect to the Company’s operations nationally and in the State of Florida. The term of the Consulting Agreement will expire on March 16, 2027, which may be extended by mutual agreement of the Company and Mr. Tipton. The Consulting Agreement contains customary representations, warranties, covenants and confidentiality provisions. As an inducement and consideration for Mr. Tipton entering into the Consulting Agreement and in recognition of his future services under the Consulting Agreement, Mr. Tipton received 909,090 RSUs under the Plan, which RSUs vested into an equal number of shares of Common Stock. Mr. Tipton received a cash payment of $100 and is entitled to $35 per month during the term of the Consulting Agreement.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

17.SUBSEQUENT EVENTS
Federal Rescheduling of Medical Cannabis
On April 23, 2026, the Acting Attorney General signed a Final Order reclassifying medical cannabis from Schedule I to Schedule III under the CSA. This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to medical cannabis; adult-use cannabis remains classified as Schedule I. The Final Order, effective as of the date of publication in the Federal Register, provides an expedited registration process for state medical licensees and specifically states that registered state medical licensees will no longer be subject to the constraints of Section 280E. Separately, the Attorney General filed notices withdrawing the pending hearing on the proposed rulemaking notice filed in 2024, and instituted a new hearing on the proposed rule to begin on June 29, 2026. This expedited hearing will address all forms of cannabis, medical and adult use. The IRS, in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the Final Order, for activities no longer involving Schedule I or II substances. However, formal guidance from the IRS remains pending. The ultimate impact of this order, including the resolution of accrued UTPs, remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment. Accordingly, as required by ASC 855-10-50-2, the Company continues to assess the financial statement impact and is unable to reasonably estimate the effect at this time.

Share Repurchase Program

On April 28, 2026, the Company's Board of Directors authorized the repurchase of up to 5% or 18,219,090 of the Company’s issued and outstanding Common Stock over a 12 month period, provided, that in no event will the Company repurchase Common Stock, in the aggregate, in excess of $20,000. The repurchases may be made from time to time over a period of 12 months ending April 30, 2027, unless such share or dollar limit is met sooner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three months ended March 31, 2026 and March 31, 2025. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three months ended March 31, 2026 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2025 and 2024 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” above, “Risk Factors” in Part II, Item 1A below and “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano Holdings Corp., a Nevada corporation (“Verano,” the “Company,” “we,” “us,” or “our”), one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is to support communal wellness by providing responsible access to regulated medical and adult use cannabis products. As of April 28, 2026, through our subsidiaries and affiliates we operate businesses in 13 states, including 162 retail dispensaries and 14 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of cannabis products sold under our portfolio of consumer brands, including Encore™, Avexia™, MÜV™, Savvy™, (the) Essence™, BITS™, HYPHEN™, Swift Lifts™ and Verano™. We also design, build and operate branded dispensaries operating under the Zen Leaf™ and MÜV™ retail banners, among others, that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 40 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 8 states allow the use of low tetrahydrocannabinol and high cannabidiol products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies.

On December 18, 2025, President Trump issued an executive order titled “Increasing Medical Marijuana and Cannabidiol Research,” (the “Executive Order”) which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”). On April 23, 2026, the Justice Department in accordance with the Executive Order issued a final order (the “Final Order”) implementing a rule that places FDA approved products containing cannabis and products regulated by state medical marijuana licenses in Schedule III. The Justice Department also initiated an expedited administrative hearing process (the “Hearing Process”) to consider the broader rescheduling of cannabis to Schedule III. The Final Order creates a pathway for state licensed medical operators to legally cultivate, manufacture, and dispense medical only products, and could also remove 280E tax considerations from the medical aspect of Verano’s operations. Until the issuance of an order by the administrative law judge following the conclusion of the Hearing Process, adult use or recreational cannabis remains a Schedule I drug, subject to 280E tax constraints. Issuance of an order rescheduling all cannabis to Schedule III is not guaranteed. Verano remains subject to federal laws, including those prohibiting recreational cannabis, during the pendency of the hearing and following the outcome. The final effects of the Executive Order and Final Order are dependent on other government actions. Despite such actions and the ongoing Hearing Process, there can be no guarantees that the Hearing Process will continue on a certain timeline or at all or that any rules will come out of the Hearing Process that will benefit the Company. The Executive Order and Final Order do not federally legalize recreational adult use, and rescheduling of cannabis in full to Schedule III would not legalize adult use or recreational cannabis, but could remove the 280E constraints for the full range of Verano’s operations.
Substantially all of the Company’s business, operating results and financial condition relate to U.S. cannabis-related activities. Our strategy is to vertically integrate as a single cohesive company in multiple states through the consolidation of seed-to-sale cultivating, manufacturing, distributing, and dispensing of cannabis brands and products at scale. Our cultivation, processing and distribution of cannabis consumer packaged goods are designed to support our retail dispensaries, as well as to develop and foster long term wholesale supply relationships with third-party retail operators. Our model includes establishing a diverse geographic footprint that allows us to adapt to changes in both industry and market conditions.

SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 and (ii) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance.
Three Months Ended March 31, 2026, as Compared to Three Months Ended March 31, 2025

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Revenues, net of Discounts	$208,178	$209,809	$(1,631)
Gross Profit	98,976	99,581	(605)
Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	(17,823)	(11,515)	(6,308)
Net Loss per share – basic & diluted	(0.05)	(0.03)	(0.02)
Revenues, net of Discounts
Revenues, net of discounts, for the three months ended March 31, 2026 was $208,178, a decrease of $(1,631) or (0.8)%, compared to revenues, net of discounts, of $209,809 for the three months ended March 31, 2025. The decrease in revenues, net of discounts for the three months ended March 31, 2026 was primarily driven by continued increased competition and promotional activity in the third party wholesale markets. This is partially offset by an increase in revenues, net of discounts in the retail markets driven by successful new product launches and operational efficiencies. During the three months ended March 31, 2026, the Company opened two new stores in Florida. Retail revenues, net of discounts, for the three months ended March 31, 2026 was approximately 68.6% of total revenue compared to 68.0% of total revenue for the three months ended March 31, 2025, excluding intersegment eliminations. Cultivation (wholesale) revenues, net of discounts, made up 31.4% of revenues, net of discounts, for the three months ended March 31, 2026, as compared to 32.0% of total revenue for the three months ended March 31, 2025, excluding intersegment eliminations. Refer to “Results of Operations by Segment” for further discussion of our retail revenue and cultivation (wholesale) revenues, net of discounts.
Gross Profit
Gross profit for the three months ended March 31, 2026 was $98,976, representing a gross profit margin of 47.5%. This is compared to gross profit for the three months ended March 31, 2025 of $99,581, which represented a gross profit margin of 47.5%. The slight decrease in gross profit during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily driven by overall revenue decline.
Net Loss
Net Loss attributable to the Company for the three months ended March 31, 2026 was $(17,823), an increase in net loss of $6,308, compared to a net loss of $(11,515) for the three months ended March 31, 2025. The increase in net loss was largely driven by a loss on debt extinguishment related to the 2022 Credit Agreement for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Cost of Goods Sold, net	$109,202	$110,228	$(1,026)

Selling, General, and Administrative Expenses	85,877	84,579	1,298

Other Expense, net	(19,299)	(9,168)	(10,131)

Provision for Income Taxes	(11,623)	(17,349)	5,726
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cost of goods sold, net for the three months ended March 31, 2026 was $109,202, a decrease of $(1,026) or (0.9)%, as compared to the three months ended March 31, 2025. The decrease was primarily the result of continued competition in key markets, which led to a reduction in overall revenues, net of discounts.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2026 were $85,877, an increase of $1,298 or 1.5%, compared to SG&A expenses of $84,579 for the three months ended March 31, 2025. SG&A expenses as a percentage of revenue was 41.3% and 40.3% for the three months ended March 31, 2026, and March 31, 2025, respectively. The increase was driven primarily by additional general and administrative costs associated with new stores when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025.
Other Expense, net
Other expense, net for the three months ended March 31, 2026, was $19,299, an increase of $10,131 as compared to $9,168 for the three months ended March 31, 2025. The other expense increase was primarily due to a loss on debt extinguishment related to the 2022 Credit Agreement obligations during the three months ended March 31, 2026. Additionally, the year-over-year variance is driven by a gain on deconsolidation relating to our Arkansas operations during the three months ended March 31, 2025.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended March 31, 2026, was $11,623 as compared to $17,349 for the three months ended March 31, 2025, a decrease of $5,726 or (33.0)% primarily due to the forecasted annualized effective tax rates, adjusted for discrete items when compared to the three months ended March 31, 2025.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Revenues, net of Discounts
Cultivation (Wholesale)	$78,832	$79,561	$(729)	(0.9)%
Retail	172,140	168,807	3,333	2.0%
Intersegment Eliminations	(42,794)	(38,559)	(4,235)	11.0%
Total Revenues, net of Discounts	$208,178	$209,809	$(1,631)	(0.8)%
Revenues, net of discounts, for the cultivation (wholesale) segment were $78,832 for the three months ended March 31, 2026, a decrease of $(729) or (0.9)%, compared to the three months ended March 31, 2025, in each case, excluding intersegment eliminations. During the three months ended March 31, 2026, cultivation (wholesale) revenues, net of discounts in the Illinois and New Jersey markets were the largest contributors. The decrease in cultivation (wholesale) revenues, net of discounts, was primarily driven by continued increased competition and promotional activity in the third party wholesale markets when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025.
Revenues, net of discounts for the retail segment were $172,140 for the three months ended March 31, 2026, an increase of $3,333 or 2.0%, compared to the three months ended March 31, 2025, in each case, excluding intersegment eliminations. During the three months ended March 31, 2026, retail revenues, net of discounts, in the Florida market was the largest contributor to overall revenues, net of discounts in the retail segment, excluding intersegment eliminations. The increase in retail revenues, net of discounts, was primarily driven by successful new product launches and operational efficiencies when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended March 31, 2026, approximately 31.4% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 68.6% from the retail business, excluding intersegment eliminations. For the three months ended March 31, 2025, approximately 32.0% of revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 68.0% from the retail business, excluding intersegment eliminations.
Gross Profit
Gross profit is revenue less cost of goods sold, net. Cost of goods sold, net, includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross profit margin measures the Company’s gross profit as a percentage of revenue.
The Company’s expansion strategy and revenue growth have taken priority and will continue to do so for the foreseeable future as it expands its footprint, by exploring new markets and opening or acquiring new dispensary locations, and scales production within certain markets. In the core markets in which the Company is already operational and, as the state markets mature, the Company has experienced pressure on margins within the cultivation (wholesale) and retail segments and expects this to continue. The Company’s current production capacity has not been fully realized and it is expected that price compression at the cultivation (wholesale) level, will be partially offset by operational optimization.
Total Expenses
Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and to deliver product to the Company’s retail stores. It also includes a significant investment in the corporate infrastructure required to support ongoing business.
Selling costs generally correlate to revenue. As a percentage of sales, selling costs are expected to continue to increase slightly in currently operational markets as facility and market expansion occurs. The increase is expected to continue to be driven primarily by the growth of the Company’s retail and cultivation (wholesale) segments and new retail openings.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of March 31, 2026 and December 31, 2025, the Company had total current liabilities of $118,911 and $140,261, respectively. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $74,026 and $82,724, respectively, to meet its current obligations. The Company had working capital of $275,610 as of March 31, 2026, an increase of working capital of $11,220 as compared to December 31, 2025. This increase in working capital was primarily driven by a reduction in current liabilities, especially accounts payable and accrued liabilities, which offset a modest decrease in current assets. Positive operating cash flow and increased management of payables and accruals contributed to this improvement during the three months ended March 31, 2026.
The Company generates cash from revenues and deploys its capital to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital is primarily being utilized for facility improvements, strategic investment opportunities, and general and administrative expenses.
Liquidity Requirements
Our short-term liquidity requirements consist primarily of funds necessary to pay for our acquisitions, to repay borrowings, maintain our operations and other general business needs. We believe that internally generated funds and other sources of liquidity discussed below will be sufficient to meet working capital needs, capital expenditures, and other business requirements for at least the next 12 months. We believe we will meet known or reasonably likely future cash requirements through the combination of cash generated from operating activities and available cash balances. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of equity securities or additional borrowings; however, there can be no assurances that we will be able to obtain additional equity financing or debt financing on acceptable terms, or on terms similar to our existing financings, in the future.
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

2022 Credit Agreement
On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a credit agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto (the “Lenders”), pursuant to which the Lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provided the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the Lenders elected to fund such incremental term loan. At funding, all the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with such repayment, such previous credit facility was terminated and is no longer in force or effect.
Beginning in October 2023, the loan required scheduled amortization payments of $350 per month and the remaining principal balance was due in full on October 30, 2026.
The 2022 Credit Agreement also provided the Borrowers with the right to (a) incur up to $120,000 of additional indebtedness from third-party lenders secured by real estate excluded as collateral under the 2022 Credit Agreement, (b) incur additional mortgage financing from third-party lenders secured by real estate acquired after the closing date, and (c) upon the SAFE Banking Act or similar legislation making banking services available to U.S. cannabis companies being passed by the United States Congress, incur up to $50,000 pursuant to a revolving credit facility from third-party lenders that is pari passu or subordinated to the 2022 Credit Agreement obligations, each of which were subject to customary conditions.
The obligations under the 2022 Credit Agreement were secured by substantially all of the assets of the Borrowers, excluding vehicles, specified parcels of real estate and other customary exclusions.
The 2022 Credit Agreement provided for a floating annual interest rate equal to the prime rate then in effect plus 6.50%, which rate could have been increased by 3.00% upon an event of default that is not a material event of default or 6.00% upon a material event of default as provided in the 2022 Credit Agreement.
At any time, the Company was able to voluntarily prepay up to $100,000 of the principal balance, subject to a one-time $1,000 prepayment premium upon the first prepayment, and was able to prepay the remaining outstanding principal balance for a prepayment premium at varying rates based on the timing of any subsequent prepayments. The Borrowers were not able to voluntarily prepay more than $100,000 of the principal balance without prepaying the entire outstanding principal balance of the loan.
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
On September 30, 2025, the Company made an additional Permitted Partial Optional Prepayment (as defined in the 2022 Credit Agreement) in the amount of $50,000 pursuant to the 2022 Credit Agreement, without any penalty or premium.
On March 11, 2026, the Company repaid all amounts owing under the 2022 Credit Agreement together with a prepayment premium of $4,345. As a result of such payment, the Credit Agreement was then terminated and is no longer in force or effect.

Revolver
On September 30, 2025, the Company entered into a credit agreement (as amended, the “Revolver”), by and among the Company, as a guarantor, certain subsidiaries of the Company from time-to-time party thereto as borrowers (the “Real Estate Subsidiaries”), lenders from time-to-time party thereto, and Chicago Atlantic, as administrative agent for the lenders.
The Revolver initially provided for a $75,000 revolving loan facility, $50,000 of which was drawn on September 30, 2025 and used to prepay, without any penalty or premium, $50,000 of outstanding obligations due under the 2022 Credit Agreement. Amounts drawn under the Revolver do not require amortization payments. The Revolver provides for a floating annual interest rate on amounts drawn equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 6%, which rate may be increased by 3% upon an event of default or 6% upon a material event of default as provided in the Revolver. The Company incurred debt issuance costs of $2,209 in connection with the establishment of the Revolver.
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
The obligations under the Revolver are secured by substantially all of the assets of the Real Estate Subsidiaries, which primarily consists of owned real estate, and are guaranteed by the Company on an unsecured basis. Additionally, the Revolver allows for the proportionate release of certain Real Estate Subsidiaries upon request of the Company so long as the outstanding principal balance under the Revolver does not exceed 80% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral after giving effect to such release.
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of March 31, 2026, the Company was in compliance with such covenants.
On January 12, 2026, the Company entered into a First Amendment to Credit Agreement and Omnibus First Amendment to Credit Documents (the “First Amendment”), to amend the Revolver.
The First Amendment increased the lending commitment of the Revolver from $75,000 to $100,000 and amended the date on which all outstanding amounts are due in full from September 29, 2028 to February 28, 2029. Additionally, the First Amendment amended the borrowing base for the Revolver to an advance rate of up to 80%, rather than 60%, of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver. The First Amendment also includes certain other immaterial updates to the Revolver. No additional collateral was pledged to secure the Revolver in connection with the First Amendment. On March 11, 2026, the Company drew $50,000 under the Revolver, bringing the total amount drawn under the Revolver to $100,000, which was used to repay the amounts owing under the 2022 Credit Agreement.

2026 Credit Agreement
On March 11, 2026, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “2026 Borrowers”), entered into a credit agreement (the “2026 Credit Agreement”) with Needham Bank (“Needham”), as collateral agent and administrative agent for the lenders, Chicago Atlantic Financial Services, LLC, as co-administrative agent for the lenders, and the lenders from time-to-time party thereto (the “2026 Lenders”), pursuant to which the 2026 Lenders advanced the 2026 Borrowers a $195,000 senior secured term loan, all of which was used to repay the amounts owing under the 2022 Credit Agreement as discussed above. The Company is required to make scheduled amortization payments of $875 per month and the remaining principal balance is due in full on March 11, 2029; provided that the maturity date may be extended to March 11, 2030 upon the election of the Company, the payment of 1.5% of the then outstanding principal balance by the Company, and the consent of the 2026 Lenders. The 2026 Credit Agreement may be prepaid in part (in increments of $5,000 and in an amount not less than $10,000) or in full at any time, subject to a 1.5% prepayment premium during the first two years of the 2026 Credit Agreement and 0% thereafter; provided, that if the maturity date is extended to March 11, 2030, the prepayment premium will be 1.5% in all cases.
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions, and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement includes customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio. As of March 31, 2026, the Company was in compliance with such covenants.
George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000 of the amount provided by a 2026 Lender. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.
Tax Liabilities
The Company has U.S. income tax payable liabilities. These income tax payable liabilities will require payment from our liquidity sources, and we believe we have sufficient liquidity for both short-term and long-term payments of our income tax payable liabilities in addition to our other obligations. The Company expects to retain additional cash from operations, due in part to the Company's treatment of Section 280E as not applying to limit its deduction of ordinary and necessary business expenses.
On April 23, 2026, the Acting Attorney General signed a Final Order reclassifying medical cannabis from Schedule I to Schedule III under the CSA. This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to medical cannabis; adult-use cannabis remains classified as Schedule I. The Final Order, effective as of the date of publication in the Federal Register, provides an expedited registration process for state medical licensees and specifically states that registered state medical licensees will no longer be subject to the constraints of Section 280E. Separately, the Attorney General filed notices withdrawing the pending hearing on the proposed rulemaking notice filed in 2024, and instituted a new hearing on the proposed rule to begin on June 29, 2026. This expedited hearing will address all forms of cannabis, medical and adult use. The IRS, in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the Final Order, for activities no longer involving Schedule I or II substances. However, formal guidance from the IRS remains pending. The ultimate impact of this order, including the resolution of accrued UTPs, remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment. The Company continues to assess the financial statement impact and is unable to reasonably estimate the effect at this time.

Sources and Uses of Cash
Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025	$ Change
Net Cash Provided by Operating Activities	$18,587	$1,786	$16,801
Net Cash Used in Investing Activities	$(14,907)	$(4,771)	$(10,136)
Net Cash Used in Financing Activities	$(12,378)	$(591)	$(11,787)
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. During the three months ended March 31, 2026 and 2025, the Company had net cash inflows of $18,587 and $1,786, respectively. The $16,801 increase was largely driven by the change in the income tax payable balance on the Condensed Consolidated Balance Sheets of $(812) during the three months ended March 31, 2026, compared to $(19,903) during the three months ended March 31, 2025.
Cash Flows from Investing Activities. During the three months ended March 31, 2026 and 2025, the Company had net cash outflows of $14,907 and $4,771, respectively. The $10,136 increase in net cash outflows during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was largely driven by $9,071 of net cash inflows from the Noah's Ark deconsolidation during the three months ended March 31, 2025. Additionally, purchases of property, plant and equipment were $14,937 during the three months ended March 31, 2026, compared to purchases of property, plant and equipment of $13,864 during the three months ended March 31, 2025.
Cash Flows from Financing Activities. During the three months ended March 31, 2026 and 2025, the Company had net cash outflows of $12,378 and $591, respectively. The $11,787 increase in net cash outflows was largely driven by the debt issuance costs paid related to the 2026 Credit Agreement and the First Amendment of $11,337, coupled with the payments of debt extinguishment of $4,345 related to the 2022 Credit Agreement when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025.
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
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated, as of March 31, 2026, the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first quarter ended March 31, 2026, none of our directors or officers have adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Articles of Domestication, dated November 3, 2025 (filed as Exhibit 3.1 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

3.2*
Articles of Incorporation of Verano Holdings Corp., a Nevada corporation, dated November 3, 2025 (filed as Exhibit 3.2 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

3.3*
Bylaws of Verano Holdings Corp., a Nevada corporation, dated November 3, 2025 (filed as Exhibit 3.3 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

10.1*
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

10.2*
Credit Agreement, dated March 11, 2026, by and among Verano Holdings Corp., certain subsidiaries of Verano Holdings Corp. from time to time thereto, Needham Bank, as Administrative Agent, Chicago Atlantic Financial Services, LLC, as Co-Administrative Agent, and the lenders from time-to-time party thereto (filed as Exhibit 10.24 to our Annual Report on Form 10-K filed on March 12, 2026 (File No. 000-56342) and incorporated herein by reference).

10.3*	Verano Holdings Corp. Annual Bonus Plan (filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on March 12, 2026 (File No. 000-56342) and incorporated herein by reference).

10.4*
Consulting Agreement dated March 16, 2026 between Verano Holdings Corp. and John Tipton (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 18, 2026 (File No. 000-56342) and incorporated herein by reference).

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
Dated: April 30, 2026

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer & President

By:	/s/ Richard Tarapchak
Name:	Richard Tarapchak
Title:	Chief Financial Officer & Treasurer