Form 10-Q
period 2026-06-30
Verano Holdings Corp.
filed 2026-08-05
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the registrant had 73,217,970 shares of Common Stock outstanding.

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
Forward-looking statements may relate to future financial conditions, results of operations, plans, strategies, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then-current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:
•the current illegality of cannabis under federal law, subject to recently enacted exceptions, and the U.S. federal regulatory landscape and enforcement related to medical or adult use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;
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
v

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$85,195	$82,724
Accounts Receivable, net	28,794	30,930
Held for Sale Assets	23,927	27,839
Inventory	222,204	229,968
Income Tax Receivable	28,744	11,986
Prepaid Expenses and Other Current Assets	15,418	21,204
Total Current Assets	404,282	404,651

Property, Plant and Equipment, net	485,138	492,473
Right-of-Use Assets, net	89,367	93,806
Intangible Assets, net	550,120	579,090
Goodwill	161,009	161,009
Deposits and Other Assets	9,327	10,565
TOTAL ASSETS	$1,699,243	$1,741,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$26,521	$38,737
Accrued Liabilities	59,694	69,301
Income Tax Payable	—	12,122
Current Portion of Lease Liabilities	12,561	11,979
Current Portion of Debt	10,548	7,852
Acquisition Consideration Payable	42	270
Total Current Liabilities	109,366	140,261

Long-Term Liabilities:
Debt, net of Current Portion	382,064	391,883
Lease Liabilities, net of Current Portion	88,507	91,086
Uncertain Tax Positions	400,743	378,261
Deferred Income Taxes	43,406	36,643
Other Long-Term Liabilities	444	1,081
Total Long-Term Liabilities	915,164	898,954
TOTAL LIABILITIES	$1,024,530	$1,039,215

STOCKHOLDERS’ EQUITY
Common Stock; $0.001 par value, 1,000,000,000 authorized. 73,537,970 issued and 73,217,970 outstanding as of June 30, 2026. 72,649,102 issued and outstanding as of December 31, 2025.	$75	$73
Preferred Stock; $0.001 par value, 1,000,000,000 authorized. No Preferred Stock issued or outstanding as of June 30, 2026 and December 31, 2025.	—	—
Share Capital	1,751,205	1,745,597
Treasury Stock; 320,000 shares held as of June 30, 2026.	(2,003)	—
Accumulated OCI	—	—
Accumulated Deficit	(1,072,748)	(1,041,514)
STOCKHOLDERS’ EQUITY	676,529	704,156
NON-CONTROLLING INTEREST	(1,816)	(1,777)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,699,243	$1,741,594
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net of Discounts	$217,918	$202,272	$426,096	$412,081
Cost of Goods Sold, net	118,219	89,288	227,421	199,516

Gross Profit	99,699	112,984	198,675	212,565

Operating Expenses
Selling, General, and Administrative Expenses	92,494	86,345	178,371	170,924
Loss on Impairment of Held for Sale Assets	4,062	—	4,062	—
Loss on Impairment of Fixed Assets	—	428	—	428

Total Operating Expenses	96,556	86,773	182,433	171,352

Income from Operations	3,143	26,211	16,242	41,213

Other Income (Expense):
Gain (Loss) on Disposal of Property, Plant and Equipment	12	(212)	(15)	(296)
Gain on Deconsolidation	—	—	—	4,739
Gain (Loss) on Debt Extinguishment	—	2,947	(5,738)	2,884
Interest Expense, net	(11,258)	(14,207)	(23,570)	(27,769)
Other Income (Expense), net	(2,383)	1,263	(3,605)	1,065

Total Other Expense, net	(13,629)	(10,209)	(32,928)	(19,377)

Income (Loss) Before Provision for Income Taxes	(10,486)	16,002	(16,686)	21,836

Provision for Income Taxes	(2,925)	(35,152)	(14,548)	(52,501)

Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(13,411)	$(19,150)	$(31,234)	$(30,665)

Net Loss per share – basic & diluted	$(0.18)	$(0.27)	$(0.43)	$(0.43)

Basic & Diluted – weighted average shares outstanding	73,014,886	72,073,755	72,845,021	71,952,114

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders' Equity ($ in Thousands)

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of April 1, 2025	71,943,664	—	$—	$1,738,497	$—	$5	$(795,121)	$(1,777)	$941,604

Stock-based compensation	352,874	—	—	3,004	—	—	—	—	3,004

Contingent consideration & other adjustments to purchase accounting	59,445	—	—	—	—	—	—	—	—

Foreign Currency Translation Adjustment	—	—	—	—	—	(3)	—	—	(3)

Net Loss	—	—	—	—	—	—	(19,150)	—	(19,150)

Balance as of June 30, 2025	72,355,983	—	$—	$1,741,501	$—	$2	$(814,271)	$(1,777)	$925,455

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of April 1, 2026	—	72,868,600	$74	$1,747,610	$—	$—	$(1,059,337)	$(1,777)	$686,570

Stock-based compensation	—	669,556	1	3,596	—	—	—	—	3,597

Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(39)	(39)

Fractional shares related to reverse-split	—	(186)	—	(1)	—	—	—	—	(1)

Purchase of stock - repurchase program	—	(320,000)	—	—	(2,003)	—	—	—	(2,003)

Net Loss	—	—	—	—	—	—	(13,411)	—	(13,411)

Balance as of June 30, 2026	—	73,217,970	$75	$1,751,205	$(2,003)	$—	$(1,072,748)	$(1,816)	$674,713

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued) ($ in Thousands)

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of January 1, 2025	71,749,458	—	$—	$1,735,775	$—	$5	$(783,606)	$(1,355)	$950,819

Stock-based compensation	547,080	—	—	5,726	—	—	—	—	5,726

Foreign Currency Translation Adjustment	—	—	—	—	—	(3)	—	—	(3)

Contingent consideration & other adjustments to purchase accounting	59,445	—	—	—	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(4,672)	(4,672)

Non-controlling interest adjustment for change in ownership	—	—	—	—	—	—	—	4,250	4,250

Net Loss	—	—	—	—	—	—	(30,665)	—	(30,665)

Balance as of June 30, 2025	72,355,983	—	$—	$1,741,501	$—	$2	$(814,271)	$(1,777)	$925,455

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of January 1, 2026	—	72,649,102	$73	$1,745,597	$—	$—	$(1,041,514)	$(1,777)	$702,379

Stock-based compensation	—	889,054	2	5,609	—	—	—	—	5,611

Distributions paid to non-controlling interest holders	—	—	—	—		—	—	(39)	(39)

Fractional shares related to reverse split	—	(186)	—	(1)	—	—	—	—	(1)

Purchase of stock - repurchase program	—	(320,000)	—	—	(2,003)	—	—	—	(2,003)

Net Loss	—	—	—	—	—	—	(31,234)	—	(31,234)

Balance as of June 30, 2026	—	73,217,970	$75	$1,751,205	$(2,003)	$—	$(1,072,748)	$(1,816)	$674,713

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(31,234)	$(30,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,619	63,279
Right-of-use assets amortization	6,099	5,973
Loss on disposal of property, plant and equipment	15	296
(Gain) on deconsolidation	—	(4,739)
Loss on impairment of fixed assets	—	428
Loss on impairment of held for sale assets	4,062	—
(Gain) Loss on debt extinguishment	5,738	(2,884)
Stock-based compensation	7,904	6,642
Other, net	6,371	7,406
Changes in assets and liabilities:
Accounts receivable, net	569	6,020
Inventory	7,436	(31,210)
Income tax receivable	(16,757)	5,144
Accounts payable	(8,089)	1,358
Income tax payable	(12,122)	(32,598)
Uncertain tax positions	22,482	29,936
Deferred income taxes	6,763	(1,730)
Other assets, net	6,919	(1,879)
Other liabilities, net	(15,564)	(8,091)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,211	12,686

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	$(26,807)	$(24,333)
Proceeds from disposal of assets	55	79
Proceeds from deconsolidation	—	9,071
NET CASH USED IN INVESTING ACTIVITIES	(26,752)	(15,183)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from credit facility	$195,000	$—
Proceeds from issuance of debt	50,000	12,000
Repayments on credit facility	(243,175)	—
Principal repayments of debt	(1,831)	(23,141)
Debt issuance costs paid	(11,337)	(456)
Payment of debt extinguishment	(4,345)	—
Payment of deferred acquisition price payable	(250)	(458)
Purchase of treasury stock	(2,003)	—
Distributions paid to non-controlling interest holders	(39)	(4,672)
Other financing activities	(2,008)	—
NET CASH USED IN FINANCING ACTIVITIES	(19,988)	(16,727)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,471	$(19,224)
Effects of exchange rate fluctuations on cash and cash equivalents	$—	$(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$82,724	$87,796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,195	$68,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$21,101	$24,936
NONCASH INVESTING AND FINANCING ACTIVITIES
Debt extinguishment in connection with deconsolidation	$—	$1,146
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
The Company’s common stock, par value $0.001 per share (“Common Stock”), is listed on Cboe Canada (“Cboe”) under the ticker symbol “VRNO” and is quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNO”. Refer to “Reverse Stock Split” below for further discussion.
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 (the “2025 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the “Form 10-K”). Certain prior year financial statement line items have been reclassified or aggregated to conform to the current year’s presentation (refer to “Reverse Stock Split” below for further discussion). These changes did not affect previously reported results of operations or financial position. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the 2026 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated balance sheet as of December 31, 2025 contained in the 2025 Annual Audited Financials included in the Form 10-K.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)

(c)Reverse Stock Split
On June 11, 2026, the Company effected a 1-for-5 reverse stock split (the “Reverse Stock Split”) by filing a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”). As of June 10, 2026, the Company had 367,690,781 shares of Common Stock issued prior to the Reverse Stock Split, resulting in the number of issued shares of Common Stock following the Reverse Stock Split being 73,537,970 shares (adjusted for the rounding of fractional shares). In addition, pursuant to the Certificate of Change, a proportionate reduction was made to the Company’s authorized shares of Common Stock such that the number of authorized shares of Common Stock was reduced from 5,000,000,000 to 1,000,000,000. The authorized number of shares of the Company’s preferred stock, par value $0.001 (“Preferred Stock”) and the par value of each class of stock were not adjusted as a result of the Reverse Stock Split. Accordingly, all shares of Common Stock, restricted stock units (“RSUs”), stock options, share capital and per share information presented in the accompanying unaudited interim condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split.
The Company’s Common Stock continues to trade on Cboe under the existing trading symbol “VRNO” and is quoted in the United States on the OTCQX under the trading symbol “VRNO”.
(d)Basis of Consolidation
The Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with ASC 810. All transactions and balances between these entities have been eliminated upon consolidation.
(e)Significant Accounting Policies
With the exception of Assets Held for Sale, as described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 - Significant Accounting Policies to the 2025 Annual Audited Financials included in the Form 10-K.
i.Assets Held for Sale
Assets held for sale represent land, buildings and other fixed assets less accumulated depreciation related to facilities in which the Company has no continuing involvement. The Company records assets held for sale in accordance with ASC 360, Property, Plant, and Equipment, at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers. In an effort to maximize its return on investments coupled with footprint optimization, the Company has $23,927 of assets held for sale. The Company has $21,725 of assets held for sale related to cultivation facilities in Florida and Massachusetts and $2,202 of assets held for sale related to two retail facilities in Massachusetts as of June 30, 2026. During the three months ended June 30, 2026, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Massachusetts of $4,062 as the carrying value exceeded the fair value less the cost to sell by such amount.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)

(f)Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (losses) attributable to stockholders by the weighted average number of shares of Common Stock outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and consequently are not included in the earnings (loss) per share calculations. Diluted income (loss) per share is calculated by adjusting the weighted average number of shares of Common Stock outstanding to assume conversion of all dilutive potential shares.
To determine diluted income (loss) per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and six months ended June 30, 2026 and 2025 because their impact would have been anti-dilutive.
(g)Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company early adopted ASU 2025-06 which did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
(h)Recently Issued Accounting Standards Not Yet Adopted
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Raw Materials	$4,378	$4,735
Work in Process	147,592	162,197
Packaging and Miscellaneous	11,776	12,850
Finished Goods	58,458	50,186

Total Inventory	$222,204	$229,968

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and related accumulated depreciation consists of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Land	$26,101	$26,057
Buildings and Improvements	164,280	162,898
Furniture and Fixtures	21,501	21,516
Computer Equipment and Software	30,578	29,294
Leasehold Improvements	292,350	282,719
Tools and Equipment	103,785	99,635
Vehicles	4,191	4,391
Assets Under Construction (1)	103,201	100,173

Total Property, Plant and Equipment, Gross	745,987	726,683
Less: Accumulated Depreciation	(260,849)	(234,210)

Total Property, Plant and Equipment, Net	$485,138	$492,473
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended June 30, 2026 and June 30, 2025, depreciation expense included in costs of goods sold totaled $10,014 and $9,777, respectively. For the three months ended June 30, 2026 and June 30, 2025, depreciation expense included in selling, general, and administrative expense totaled $4,962 and $4,935, respectively.
For the six months ended June 30, 2026 and June 30, 2025, depreciation expense included in costs of goods sold totaled $19,839 and $19,673, respectively. For the six months ended June 30, 2026 and June 30, 2025, depreciation expense included in selling, general, and administrative expense totaled $9,810 and $10,056, respectively.

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
As of June 30, 2026, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2026	$794,183	$45,108	$5,546	$844,837
Balance as of June 30, 2026	$794,183	$45,108	$5,546	$844,837

Accumulated Amortization
Balance as of January 1, 2026	239,895	21,369	4,483	265,747
Amortization	26,553	2,255	162	28,970
Balance as of June 30, 2026	$266,448	$23,624	$4,645	$294,717

Net Book Value
Balance as of January 1, 2026	554,288	23,739	1,063	579,090
Balance as of June 30, 2026	$527,735	$21,484	$901	$550,120
The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2026:

Year Ending December 31:	Estimated Amortization
2026 (Remaining)	$28,924
2027	57,875
2028	57,862
2029	57,859
2030	57,859
Thereafter	289,741
Total	$550,120
The changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2026 were as follows:

	January 1, 2026	Impairment	Adjustments to purchase price allocation	Acquisitions	June 30, 2026
Cultivation	$8,063	$—	$—	$—	$8,063
Retail	152,946	—	—	—	152,946
Total	$161,009	$—	$—	$—	$161,009

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
The computations of earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net Loss attributable to Verano Holdings Corp.	$(13,411)	$(19,150)	$(31,234)	$(30,665)

Denominator
Basic
Weighted-average shares outstanding – basic	73,014,886	72,073,755	72,845,021	71,952,114

Diluted
Weighted-average shares outstanding – diluted	73,014,886	72,073,755	72,845,021	71,952,114

Net Loss per share - basic & diluted	$(0.18)	$(0.27)	$(0.43)	$(0.43)
For the three and six months ended June 30, 2026 potentially dilutive securities of approximately 339,225 and 242,383, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and six months ended June 30, 2025, outstanding RSUs of approximately 1,067,199 were anti-dilutive under the treasury stock method and were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future.

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
2025 Dispositions
Noah's Ark, LLC
On January 13, 2025, Verano terminated its contracts with Noah's Ark, LLC, an Arkansas limited liability company, and its members. In addition, the Company's subsidiary, Verano El Dorado, LLC, an Arkansas limited liability company, sold real property located at 3213 N. West Avenue, El Dorado, Union County, Arkansas 71730. As a result of such transactions, Verano no longer has any commercial agreements or affiliated operational activity related to Arkansas.
The disposition resulted in a gain of $4,739 for the six months ended June 30, 2025 which is classified as a component of Other Income (Expense), net in the Unaudited Interim Condensed Consolidated Statement of Operations.
Other Acquisition Consideration Payable Adjustments
On December 28, 2023, the Company became obligated, upon the completion of certain conditions precedent, to issue $1,250 worth of the Company’s formerly authorized Class A subordinate voting shares (the “Subordinate Voting Shares”), in the aggregate, as consideration for the acquisition of assets from Ivy Hall Mount Holly, LLC. During 2025, the Company made total cash payments in the amount of $708 and issued 59,445 Subordinate Voting Shares, representing a value of $625. All Subordinate Voting Shares were exchanged for shares of Common Stock on a one-for-one basis in connection with the Continuance. During the six months ended June 30, 2026, the Company made total cash payments in the amount of $250 related to the purchase price consideration. The Company expects to make additional cash consideration payments of $42, as the final portion of such consideration.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of June 30, 2026 and December 31, 2025, debt consisted of the following:

	June 30, 2026	December 31, 2025

Credit Facility	$192,375	$240,550
Revolver	100,000	50,000
Promissory Notes	1,550	1,858
Mortgage Loans	112,708	114,099
Vehicle and Equipment Loans	146	264
Unamortized Debt Issuance Costs	(14,167)	(7,036)

Total Debt	$392,612	$399,735

Less: Current Portion of Debt	10,548	7,852

Total Long-Term Debt, net	$382,064	$391,883
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
On March 11, 2026, the Company repaid all amounts owing under the 2022 Credit Agreement together with a prepayment premium of $4,345. As a result of such payment, the 2022 Credit Agreement was terminated and is no longer in force or effect.
Revolver
On September 30, 2025, the Company entered into a credit agreement (as amended, the “Revolver”), by and among the Company, as a guarantor, certain subsidiaries of the Company from time-to-time party thereto as borrowers (the “Real Estate Subsidiaries”), the lenders from time-to-time party thereto, and Chicago Atlantic, as administrative agent for the lenders.
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
The Revolver may be drawn in $2,500 increments upon ten business days prior notice and any outstanding amount under the Revolver may be voluntarily prepaid in $2,500 increments upon five business days prior notice without any penalty or premium, unless such prepayment occurs within six months of the applicable advance, in which case, such prepayment is subject to a six-month interest make whole. Any amounts prepaid may be redrawn subject to the same requirements set forth above. The Revolver was initially subject to a borrowing base which required the outstanding principal balance under the Revolver to be equal to or less than 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver from time to time.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT (Continued)
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of June 30, 2026, the Company was in compliance with such covenants.
On January 12, 2026, the Company entered into a First Amendment to Credit Agreement and Omnibus First Amendment to Credit Documents (the “First Amendment”), to amend the Revolver. The First Amendment increased the lending commitment of the Revolver from $75,000 to $100,000 and amended the date on which all outstanding amounts are due in full from September 29, 2028 to February 28, 2029. Additionally, the First Amendment amended the borrowing base for the Revolver to an advance rate of up to 80%, rather than 60%, of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver. The First Amendment also includes certain other immaterial updates to the Revolver. No additional collateral was pledged to secure the Revolver in connection with the First Amendment. On March 11, 2026, the Company drew $50,000 under the Revolver, bringing the total amount drawn under the Revolver to $100,000, which was used to repay amounts owing under the 2022 Credit Agreement.
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
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions, and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement includes customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio. As of June 30, 2026, the Company was in compliance with such covenants.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL
On November 3, 2025, the Continuance was completed by the Company filing articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada to continue from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada. The Continuance was consummated pursuant to a Plan of Arrangement, which was approved by the Company’s stockholders at a special meeting of the stockholders held on October 27, 2025, and a Final Order issued by the Supreme Court of British Columbia, Canada on October 30, 2025. As part of the Continuance, the previously authorized, issued and outstanding Subordinate Voting Shares of the Company were deemed to be exchanged on November 3, 2025 for authorized, issued and outstanding shares of Common Stock, par value $0.001 per share, of the Company on a one-for-one basis. The Company’s Class B proportionate voting shares were no longer authorized, and all special rights and restrictions of the proportionate voting shares were removed from the Company’s governing documents.
The Common Stock is classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants, together with amounts previously recorded in reserves over the vesting periods, are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC 740, Income Taxes.
On June 11, 2026, the Company effected the Reverse Stock Split by filing the Certificate of Change with the Secretary of State of the State of Nevada. As of June 10, 2026, the Company had 367,690,781 shares of Common Stock issued prior to the Reverse Stock Split, resulting in the number of issued shares of Common Stock following the Reverse Stock Split being 73,537,970 shares (adjusted for the rounding of fractional shares). In addition, pursuant to the Certificate of Change, a proportionate reduction was made to the Company’s authorized shares of Common Stock such that the number of authorized shares of Common Stock was reduced from 5,000,000,000 to 1,000,000,000. The authorized number of shares of the Preferred Stock and the par value of each class of stock were not adjusted as a result of the Reverse Stock Split. Accordingly, all shares of Common Stock, RSUs, stock options, and per share information presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split.
(a)Issued and Outstanding
As of June 30, 2026, the Company had 73,537,970 shares of Common Stock issued and 73,217,970 outstanding and no Preferred Stock issued or outstanding. The Company has the following two classes of stock, with each class having a $0.001 par value:
(i)Common Stock
The stockholders of Common Stock are entitled to receive dividends issued by the Company and one vote per share at stockholder meetings of the Company. All Common Stock are ranked equally regarding the Company’s residual assets. The Company is authorized to issue 1,000,000,000 shares of Common Stock.
(ii)Preferred Stock
The Company currently does not have any Preferred Stock issued or outstanding. Our board of directors (the “Board”) may, without further action by our stockholders, provide, out of the authorized but undesignated and unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series, any or all of which may be greater than the rights of the Common Stock. The Company is authorized to issue 1,000,000,000 shares of Preferred Stock.

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
Options
Option activity is summarized as follows: The Company had 4,714 fully vested and exercisable options, entitling the holder thereof to one Common Stock per each option upon exercise, with a weighted average exercise price of $105.50 and a weighted average remaining contractual life of 4.52 years as of June 30, 2026.
In connection with the Reverse Stock Split, all outstanding stock options were adjusted proportionately, with option amounts rounded down and award prices rounded up. Due to the rounding of fractional shares, certain options were removed from outstanding awards. No incremental compensation cost was recognized in connection with the elimination of these options, as the effect was solely attributable to the mechanical application of the Reverse Stock Split and rounding. No fully vested options, entitling the holder thereof to one Common Stock per each option upon exercise, were cancelled during the six months ended June 30, 2026. No options were granted or forfeited during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, there were no in-the-money options.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

RSUs
In connection with the Reverse Stock Split, all outstanding RSUs were adjusted proportionately and rounded down. The following table summarizes the number of unvested RSU awards as of June 30, 2026 and December 31, 2025 and the changes during the six months ended June 30, 2026:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested RSUs at December 31, 2025	561,494	10.19
Granted	1,881,125	5.74
Forfeited	30,920	8.82
Vested	1,234,711	6.86
Unvested RSUs at June 30, 2026	1,176,988	6.62
The stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock Options	$—	$—	$—	$—
RSUs	5,695	3,339	7,904	6,642
Total Stock Based Compensation Expense	$5,695	$3,339	$7,904	$6,642
Share Repurchase Program
In April 2026, the Board authorized the repurchase of up to 5% or 3,643,818 shares of the Company’s issued and outstanding Common Stock over a 12 month period, provided, that in no event will the Company repurchase Common Stock, in the aggregate, in excess of $20,000, which repurchase program was publicly announced by the Company on April 30, 2026. The repurchases may be made from time to time over a period of 12 months ending April 30, 2027, unless such share or dollar limit is met sooner. During the three months ended June 30, 2026, the Company repurchased 320,000 shares of Common stock for $2,003, under the repurchase program. For additional information regarding the Company's share repurchases during the three months ended June 30, 2026, including a month-by-month summary of shares repurchased, average price paid per share, and remaining repurchase capacity under the program, refer to Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income (Loss) before Income Taxes	$(10,486)	$16,002	$(16,686)	$21,836
Income Tax Expense	(2,925)	(35,152)	(14,548)	(52,501)
Effective Tax Rate	(28)%	220%	(87)%	240%
The effective tax rates for the three and six months ended June 30, 2026 and 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $16,662 and $4,569 were recorded during the three months ended June 30, 2026 and 2025, respectively. Net discrete tax items of $29,145 and $13,634 were recorded during the six months ended June 30, 2026 and 2025, respectively. Discrete tax items recorded during the three and six months ended June 30, 2026 and 2025 primarily relate to penalties and interest on unpaid tax liabilities and the federal deferred impact of medical cannabis rescheduling.
On April 23, 2026, the Justice Department in accordance with the executive order titled “Increasing Medical Marijuana and Cannabidiol Research,” (the “Executive Order”), issued a final order (the “April Final Order”) reclassifying medical cannabis from Schedule I to Schedule III under the Controlled Substances Act (21 U.S.C § 811) (the “CSA”). This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to state licensed and approved medical cannabis; all other forms of cannabis, including adult use, remains classified as Schedule I. The U.S. Internal Revenue Service (the “IRS”), in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the Final Order, for activities no longer involving Schedule I or II substances. However, formal guidance from the IRS remains pending. The ultimate impact of the Final Order, including the resolution of accrued uncertain tax positions (“UTPs”), remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment.
The Company records an uncertain tax liability in UTPs on the Condensed Consolidated Balance Sheets for tax positions taken based on legal interpretations that challenge the Company's tax liability under Section 280E.
During the six months ended June 30, 2026, the Company’s income taxes paid, net of refunds, were as follows:

For the Six Months Ended June 30, 2026
U.S. Federal	$5,060
U.S. State
Florida(1)	6,421
Virginia(1)	2,100
Other	626
Total U.S. State	9,147
Total Income Taxes Paid, net of Refunds	$14,207
(1)Income taxes paid, net of refunds exceeds 5% of total income taxes paid, net of refunds, in this jurisdiction.
Taxes paid during the six months ended June 30, 2025 were $52,037.

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
During the three months ended June 30, 2026 and 2025, the Company recorded approximately $5,713 and $5,718 in operating lease expense, respectively, of which $302 and $317 was included in cost of goods sold for the same periods, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded approximately $11,362 and $11,410 in operating lease expense, respectively, of which $575 and $635 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term - years	7.04	7.45
Weighted average discount rate	10.55%	10.52%
Maturities of lease liabilities for operating leases as of June 30, 2026 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2026 (Remaining)	$11,156
2027	22,306
2028	21,764
2029	20,659
2030	19,729
Thereafter	52,242

Total Lease Payments	147,856

Less: Imputed Interest	(46,788)

Present Value of Lease Liability	$101,068

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest. The Company accrues loss contingencies in accordance with ASC 450, Contingencies, if, in the opinion of management and its legal counsel, the risk of loss is probable and the amount can be reasonably estimated.
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
On December 18, 2025, President Trump issued the Executive Order, which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the the CSA. Rescheduling cannabis to Schedule III would not legalize state sanctioned medical cultivation, manufacturing, distribution, sale or possession of medical or adult use cannabis in the U.S. However, it would lessen criminal penalties at the federal level and remove Section 280E tax considerations. The final effects of the Executive Order are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and rescheduling cannabis to Schedule III, alone, does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same Food and Drug Administration (“FDA”) drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER (Continued)
On April 23, 2026, the Justice Department in accordance with the Executive Order issued the April Final Order reclassifying medical cannabis from Schedule I to Schedule III under the CSA. This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to state licensed and approved medical cannabis; all other forms of cannabis. including adult use, remains classified as Schedule I. The April Final Order, effective as of April 26, 2026, provides an expedited registration process for state medical licensees and specifically states that registered state medical licensees will no longer be subject to the constraints of Section 280E. Separately, the Attorney General filed notices withdrawing the pending hearing on the proposed rulemaking notice filed in 2024, and instituted a new hearing on the proposed rule which began on June 29, 2026 and concluded on July 15, 2026. This expedited hearing addressed rescheduling the plant in its entirety, outside of state sanctioned medical programs. The evidentiary hearing concluded on July 15, 2026, and initial briefings are due from the parties on August 17, 2026. To date, no schedule has been set for an issuance of a final order on the hearing. The IRS, in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the April Final Order, for activities no longer involving Schedule I or II substances. However, formal guidance from the IRS remains pending. The ultimate impact of the April Final Order and the hearing — including the resolution of accrued UTPs, remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment. In May 2026, several petitions were filed challenging the April Final Order, along with a motion to stay the April Final Order. The outcome of this litigation and its impact on the April Final Order and the hearing are uncertain.

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
The Company’s assets are aggregated into reportable segments (cultivation (wholesale) and retail). The Company determined its reportable segments by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (cultivation (wholesale) and retail) which were primarily determined based on the licenses each market holds. All revenues are derived from sales transacted within the United States and substantially all assets are located in the United States.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.SEGMENTS (Continued)
Summarized financial information for the Company's reportable segments for the three months ended June 30, 2026 and 2025, consisted of the following:

	For the Three Months Ended June 30, 2026
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$182,158	$79,812	$(44,052)	$217,918
Cost of Goods Sold, net	(101,420)	(61,011)	44,212	(118,219)
Other Segment Items	(27,561)	9,262	(30,169)	(48,468)
Adjusted EBITDA	$53,177	$28,063	$(30,009)	$51,231
Acquisition Adjustments and Other Income (Expense), net				(3,812)
Acquisition, Transaction and Other Non-operating Costs				(7,459)
Employee Stock Compensation				(5,695)
Interest Expense, net				(11,258)
Depreciation and Amortization				(29,431)
Impairment				(4,062)
Loss from operations before income taxes				$(10,486)

	For the Three Months Ended June 30, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$169,098	$73,340	$(40,166)	$202,272
Cost of Goods Sold, net	(87,932)	(39,792)	38,436	(89,288)
Other Segment Items	$(28,783)	$12,581	$(30,629)	$(46,831)
Adjusted EBITDA	$52,383	$46,129	$(32,359)	$66,153
Acquisition Adjustments and Other Income (Expense), net				2,666
Acquisition, Transaction and Other Non-operating Costs				(3,355)
Employee Stock Compensation				(3,339)
Interest Expense, net				(14,207)
Depreciation and Amortization				(31,488)
Impairment				(428)
Income from operations before income taxes				16,002

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.SEGMENTS (Continued)
Summarized financial information for the Company's reportable segments for the six months ended June 30, 2026 and 2025, consisted of the following:

	For the Six Months Ended June 30, 2026
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$354,298	$158,644	$(86,846)	$426,096
Cost of Goods Sold, net	(197,824)	(117,216)	87,619	(227,421)
Other Segment Items	(56,118)	16,172	(58,494)	(98,440)
Adjusted EBITDA	$100,356	$57,600	$(57,721)	$100,235
Acquisition Adjustments and Other Income (Expense), net				(12,152)
Acquisition, Transaction and Other Non-operating Costs				(10,614)
Employee Stock Compensation				(7,904)
Interest Expense, net				(23,570)
Depreciation and Amortization				(58,619)
Impairment				(4,062)
Loss from operations before income taxes				$(16,686)

	For the Six Months Ended June 30, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$337,905	$152,901	$(78,725)	$412,081
Cost of Goods Sold, net	(183,161)	(92,400)	76,045	(199,516)
Other Segment Items	(55,579)	25,843	(62,278)	(92,014)
Adjusted EBITDA	$99,165	$86,344	$(64,958)	$120,551
Acquisition Adjustments and Other Income (Expense), net				6,309
Acquisition, Transaction and Other Non-operating Costs				(6,906)
Employee Stock Compensation				(6,642)
Interest Expense, net				(27,769)
Depreciation and Amortization				(63,279)
Impairment				(428)
Income from operations before income taxes				$21,836

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
As of June 30, 2026, there were approximately 145 million1 points outstanding with an approximate value of $4,913. As of December 31, 2025, there were approximately 228 million1 points outstanding with an approximate value of $7,513. Such balances are included in Accrued Liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity (“VIE”) model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025

Current Assets	$5,964	$7,235
Non-Current Assets	28,114	29,803
Current Liabilities	40,664	41,301
Non-Current Liabilities	6,130	6,538
Equity attributable to Verano Holdings Corp.	(10,900)	(9,024)
Non-Controlling Interest	(1,816)	(1,777)
Consolidated Variable Interest Entities
Consolidated VIEs occur when (a) the Company closes an acquisition while the state has not finalized the transfer of the cannabis license, (b) the Company owns an equity interest in a joint venture, which it exercises control over or (c) the Company has an option to acquire a cannabis license together with other contractual rights related thereto.
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
The Company applies ASC 810-10-15 to determine control of the legal entity. With respect to VIEs acquired via acquisition, the purchase agreements limit the sellers involvement in future operations and their risk of loss. With respect to joint venture VIEs, the limited liability company agreements limit the partners’ involvement in future operations and control over financial decisions, including distributions. In addition, Verano enters into a Management Services Agreement with the legal entity that grants the Company strategic decision-making authority of the business operations.
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
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of June 30, 2026 and December 31, 2025 was $392,612 and $399,735, respectively, which included $10,548 and $7,852, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$85,195	$—	$—	$85,195
Certificates of Deposit	—	542	—	542
Acquisition Consideration Payable	—	—	(42)	(42)
Total	$85,195	$542	$(42)	$85,695

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$82,724	$—	$—	$82,724
Acquisition Consideration Payable	—	—	(270)	(270)
Total	$82,724	$—	$(270)	$82,454

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
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 and $46 during each of the three months ended June 30, 2026 and 2025, respectively, and $92 and $92 during each of the six months ended June 30, 2026 and 2025, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company's Chair, Chief Executive Officer and President, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $94 and $93 during the three months ended June 30, 2026 and 2025, respectively, and $188 and $185 during the six months ended June 30, 2026 and 2025, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
The Company leases real property for a retail dispensary in Fernandina Beach, Florida from Fernandina Beach Management, LLC (“Fernandina Beach”). The lease agreement began on May 5, 2026. Pursuant to the lease agreement, the Company did not make payments to Fernandina Beach during the three and six months ended June 30, 2026. Payments will consist of base rent, real estate taxes and customary tenant charges. George Archos holds a 33% indirect ownership interest in Fernandina Beach. Pursuant to the lease agreement, the initial term expires on November 30, 2031.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $2,094 during the six months ended June 30, 2026 and $1,696 during the six months ended June 30, 2025. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, held an ownership interest of less than 1% in Sweed as of June 30, 2026.
John Tipton Consulting Agreement
On March 16, 2026, John Tipton retired from his position as President of the Southern Region of the Company, and from all his positions as an officer, manager and employee of the Company and its subsidiaries. Mr. Tipton remains a member of the Board. Upon his retirement, the Company entered into a consulting agreement with Mr. Tipton as of March 16, 2026 (the “Consulting Agreement”), pursuant to which Mr. Tipton provides consulting and advisory services to the Company and its subsidiaries with respect to the Company’s operations nationally and in the State of Florida. The term of the Consulting Agreement expires on March 16, 2027, which term may be extended by mutual agreement of the Company and Mr. Tipton. The Consulting Agreement contains customary representations, warranties, covenants and confidentiality provisions. As an inducement and consideration for Mr. Tipton entering into the Consulting Agreement and in recognition of his future services under the Consulting Agreement, Mr. Tipton received 181,818 RSUs under the Plan, which RSUs vested into an equal number of shares of Common Stock. Mr. Tipton received a cash payment of $100 and is entitled to $35 per month during the term of the Consulting Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2026 and June 30, 2025. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three and six months ended June 30, 2026 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2025 and 2024 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Statement Regarding Forward-Looking Statements” above, “Risk Factors” in Part II, Item 1A below and “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano Holdings Corp., a Nevada corporation (“Verano,” the “Company,” “we,” “us,” or “our”), one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is to support communal wellness by providing responsible access to regulated medical and adult use cannabis products. As of August 3, 2026, through our subsidiaries and affiliates we operate businesses in 13 states, including 163 retail dispensaries and 14 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of cannabis products sold under our portfolio of consumer brands, including Savvy™, (the) Essence™, Swift Lifts™, HYPHEN™, Encore™, BITS™, Avexia™, MÜV™, CTPharma™, and Verano™. We also design, build and operate branded dispensaries operating under the Zen Leaf™ and MÜV™ retail banners, among others, that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law to cultivate, manufacture, distribute, sell, or possess cannabis in the U.S. Because federal law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 40 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Marina Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and 8 states allow the use of low tetrahydrocannabinol and high cannabidiol products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies.
On December 18, 2025, President Trump issued the Executive Order which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the CSA. Rescheduling cannabis to Schedule III would not legalize state sanctioned medical cultivation, manufacturing, distribution, sale or possession of medical or adult use cannabis in the U.S. However, it would lessen criminal penalties at the federal level and remove Section 280E tax considerations. The final effects of the Executive Order are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and rescheduling cannabis to Schedule III, alone, does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same FDA drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.

On April 23, 2026, the Justice Department in accordance with the Executive Order issued the “April Final Order” reclassifying medical cannabis from Schedule I to Schedule III under the CSA. This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to state licensed and approved medical cannabis; all other forms of cannabis including adult use remains classified as Schedule I. The April Final Order, effective as of April 26, 2026, provides an expedited registration process for state medical licensees and specifically states that registered state medical licensees will no longer be subject to the constraints of Section 280E. Separately, the Attorney General filed notices withdrawing the pending hearing on the proposed rulemaking notice filed in 2024, and instituted a new hearing on the proposed rule which began on June 29, 2026 and concluded on July 15, 2026. This expedited hearing addressed rescheduling the plant in its entirety, outside of state sanctioned medical programs. The evidentiary hearing concluded on July 15, 2026, and initial briefings are due from the parties on August 17, 2026. To date, no schedule has been set for an issuance of a final order on the hearing. The IRS, in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the April Final Order, for activities no longer involving Schedule I or II substances. However, formal guidance from the IRS remains pending. The ultimate impact of the April Final Order and the hearing — including the resolution of accrued uncertain tax positions, remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment. In May 2026, several petitions were filed challenging the April Final Order, along with a motion to stay the April Final Order. The outcome of this litigation and its impact on the April Final Order and the hearing are uncertain. Verano remains subject to federal laws, including those prohibiting all other forms of cannabis, including adult use. There can be no guarantees that the rescheduling of adult use cannabis will continue on a certain timeline or at all or that the outcome will benefit the Company.
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
SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025 and (ii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance. All shares of Common Stock, RSUs, stock options, share capital and per share information presented in this report have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split.

Three Months Ended June 30, 2026, as Compared to Three Months Ended June 30, 2025

	For the Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change
Revenues, net of discounts	$217,918	$202,272	$15,646
Gross Profit	99,699	112,984	(13,285)
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(13,411)	(19,150)	5,739
Net Loss per share – basic & diluted	(0.18)	(0.27)	0.09
Revenues, net of discounts
Revenues, net of discounts, for the three months ended June 30, 2026 was $217,918, an increase of $15,646 or 8%, compared to revenue of $202,272 for the three months ended June 30, 2025. The increase in revenue, net of discounts, was driven by strong new product momentum, including the continued expansion of our HYPHEN™ and Swift Lifts™ product lines, as well as strategic collaborations, which broadened brand offerings in select markets and categories. Additionally, when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, operational improvements attributed to the increase of revenues, net of discounts, including extended store hours across our Florida locations and targeted marketing initiatives designed to improve customer acquisition and retention. During the three months ended June 30, 2026, the Company continued to grow its retail presence, including the opening of one new store in Florida. These favorable factors were partially offset by competitive pressures in the Connecticut third party wholesale market. Retail revenues, net of discounts, for the three months ended June 30, 2026 was approximately 69.5% of total revenue compared to 69.7% of total revenue for the three months ended June 30, 2025, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenues, net of discounts, for the three months ended June 30, 2026 was approximately 30.5% of total revenue compared to 30.3% of total revenue for the three months ended June 30, 2025, in each case, excluding intersegment eliminations. Refer to “Results of Operations by Segment” for further discussion of our retail revenue and cultivation (wholesale) revenues, net of discounts.
Gross Profit
Gross profit for the three months ended June 30, 2026 was $99,699, representing a gross profit margin of 46%. This is compared to gross profit for the three months ended June 30, 2025 of $112,984, which represented a gross profit margin of 56%. The decrease was primarily attributable to price compression in the third-party cultivation (wholesale) segment when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.
Net Loss
Net loss attributable to the Company for the three months ended June 30, 2026 was $(13,411), a decrease of $5,739, compared to a net loss of $(19,150) for the three months ended June 30, 2025. The decrease was primarily driven by a lower provision for income taxes, partially offset by an increase in operational expenses when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.

	For the Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change
Cost of Goods Sold, net	$118,219	$89,288	$28,931
Selling, General, and Administrative Expenses	92,494	86,345	6,149
Loss on Impairment of Held for Sale Assets	4,062	—	4,062
Other Expense, net	(13,629)	(10,209)	(3,420)
Provision for Income Taxes	(2,925)	(35,152)	(32,227)
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cost of goods sold, net for the three months ended June 30, 2026 was $118,219, an increase of $28,931 or 32.4%, as compared to the three months ended June 30, 2025. The increase was mainly attributable to an increase in overall revenues, net of discounts, when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.
Selling, General, and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2026 were $92,494, an increase of $6,149 or 7%, compared to SG&A expenses of $86,345 for the three months ended June 30, 2025. SG&A expenses as a percentage of revenue were 42% and 43% for the three months ended June 30, 2026 and June 30, 2025, respectively. The increase in SG&A expenses was attributable to administrative costs and additional operational costs associated with new store openings when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.
Loss on Impairment of Held for Sale Assets
During the three months ended June 30, 2026, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Massachusetts of $4,062 as the carrying value exceeded the fair value less the cost to sell by such amount. In an effort to maximize its return on investments coupled with footprint optimization, the Company has $23,927 of assets held for sale. The Company has $21,725 of assets held for sale related to cultivation facilities in Florida and Massachusetts and $2,202 of assets held for sale related to two retail facilities in Massachusetts as of June 30, 2026.
Other Expense, net
Other expense, net for the three months ended June 30, 2026, was $(13,629), an increase of $3,420 as compared to the three months ended June 30, 2025. The increase in other expense, net was attributable to other non-operational costs when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025. The year-over-year variance is partially offset by the Company's voluntary partial payoff agreement for the promissory note issued by the Company to Columbia Care East Virginia, LLC (the “CC East Virginia Promissory Note”) resulting in a Gain on Debt Extinguishment of $2,947 for the three months ended June 30, 2025, when compared to the three months ended June 30, 2026.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended June 30, 2026, was $2,925, as compared to $35,152 for the three months ended June 30, 2025, a decrease of $32,227 or 92% primarily due to the forecasted annualized effective tax rates, adjusted for discrete items.

Six Months Ended June 30, 2026, as Compared to Six Months Ended June 30, 2025

	For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change
Revenues, net of discounts	$426,096	$412,081	$14,015
Gross Profit	198,675	212,565	(13,890)
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(31,234)	(30,665)	(569)
Net Loss per share – basic & diluted	(0.43)	(0.43)	0.00
Revenues, net of discounts
Revenues, net of discounts, for the six months ended June 30, 2026 was $426,096, an increase of $14,015 or 3%, compared to revenue of $412,081 for the six months ended June 30, 2025. The increase in revenue, net of discounts, was driven by strong new product momentum, including the continued expansion of our HYPHEN™ and Swift Lifts™ product lines, as well as strategic collaborations, which broadened brand offerings in select markets and categories. Additionally, when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, operational improvements attributed to the increase of revenues, net of discounts, including extended store hours across our Florida locations and targeted marketing initiatives designed to improve customer acquisition and retention. During the six months ended June 30, 2026, the Company continued to grow its retail presence, including the opening of three new stores in Florida. Retail revenue for the six months ended June 30, 2026 was approximately 69.1% of total revenue compared to 68.8% of total revenue for the six months ended June 30, 2025, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenue for the six months ended June 30, 2026 was approximately 30.9% of total revenue compared to 31.2% of total revenue for the six months ended June 30, 2025, in each case, excluding intersegment eliminations. Refer to “Results of Operations by Segment” for further discussion of our retail revenue and cultivation (wholesale) revenues, net of discounts.
Gross Profit
Gross profit for the six months ended June 30, 2026 was $198,675, representing a gross profit margin of 47%. This is compared to gross profit for the six months ended June 30, 2025 of $212,565, which represented a gross profit margin of 52%. The decrease in gross profit during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily attributable to price compression in the third-party cultivation (wholesale) segment.
Net Loss
Net loss attributable to the Company for the six months ended June 30, 2026 was $(31,234), an increase of $569, compared to a net loss of $(30,665) for the six months ended June 30, 2025. The increase was primarily driven by an increase in operational and non-operational expenses, and a loss on debt extinguishment related to the 2022 Credit Agreement of $5,738, which is largely offset by a decrease in the provision for income taxes when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025.

	For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change
Cost of Goods Sold, net	$227,421	$199,516	$27,905
Selling, General, and Administrative Expenses	178,371	170,924	7,447
Loss on Impairment of Held for Sale Assets	4,062	—	4,062
Other Expense, net	(32,928)	(19,377)	(13,551)
Provision for Income Taxes	(14,548)	(52,501)	37,953
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cost of goods sold, net, for the six months ended June 30, 2026 was $227,421, an increase of $27,905 or 14%, as compared to the six months ended June 30, 2025. The increase was primarily driven by an increase in overall revenues, net of discounts, when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025.
Selling, General, and Administrative Expenses
SG&A expenses for the six months ended June 30, 2026 were $178,371, an increase of $7,447 or 4%, compared to SG&A expenses of $170,924 for the six months ended June 30, 2025. SG&A expenses as a percentage of revenue was 42% and 41% for the six months ended June 30, 2026, and June 30, 2025, respectively. The increase in SG&A expenses was attributable to administrative costs, marketing costs and additional operational costs associated with new store openings when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025.
Loss on Impairment of Held for Sale Assets
During the six months ended June 30, 2026, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Massachusetts of $4,062 as the carrying value exceeded the fair value less the cost to sell by such amount. In an effort to maximize its return on investments coupled with footprint optimization, the Company has $23,927 of assets held for sale. The Company has $21,725 of assets held for sale related to cultivation facilities in Florida and Massachusetts and $2,202 of assets held for sale related to two retail facilities in Massachusetts as of June 30, 2026.
Other Expense, net
Other expense, net for the six months ended June 30, 2026, was $(32,928), representing an increase of $(13,551) compared to the six months ended June 30, 2025. This increase was largely driven by a $5,738 loss on debt extinguishment related to the 2022 Credit Agreement obligations recognized during the six months ended June 30, 2026. When comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, the year-over-year variance in other expense, net was primarily attributable to i) a $2,947 Gain on debt extinguishment resulting from the voluntary partial payoff of the CC East Virginia Promissory Note for the period ended June 30, 2025, and ii) a $4,739 Gain on Deconsolidation related to our Arkansas operations for the period ended June 30, 2025. The Arkansas deconsolidation occurred in January 2025, when those operations no longer met the criteria for consolidation following the termination of contracts that had previously provided us with control over the applicable entity's operations.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the six months ended June 30, 2026, was $(14,548), a decrease of $37,953 or 72% primarily due to the forecasted annualized effective tax rates, adjusted for discrete items.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$79,812	$73,340	$6,472	8.8%
Retail	182,158	169,098	13,060	7.7%
Intersegment Eliminations	(44,052)	(40,166)	(3,886)	9.7%
Total Revenues, net of discounts	$217,918	$202,272	$15,646	7.7%
Revenues, net of discounts, for the cultivation (wholesale) segment were $79,812 for the three months ended June 30, 2026, an increase of $6,472 or 9%, compared to the three months ended June 30, 2025, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was driven by the increased demand for new products, new customer growth, and notable strength in the New Jersey, Ohio, Pennsylvania, and Virginia third party wholesale markets. This is partially offset by increased competition and promotional activity in key third-party wholesale markets, specifically in Connecticut when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.
Revenues, net of discounts, for the retail segment were $182,158 for the three months ended June 30, 2026, an increase of $13,060, compared to the three months ended June 30, 2025, in each case, excluding intersegment eliminations. The increase in retail revenue, net of discounts, was driven by strong new product momentum, including the continued expansion of our HYPHEN™ and Swift Lifts™ product lines, as well as strategic collaborations, which broadened brand offerings in select markets and categories. Additionally, operational improvements attributed to the increase of retail revenues, net of discounts, including extended store hours across our Florida locations and targeted marketing initiatives designed to improve customer acquisition and retention, when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.

	For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$158,644	$152,901	$5,743	3.8%
Retail	354,298	337,905	16,393	4.9%
Intersegment Eliminations	(86,846)	(78,725)	(8,121)	10.3%
Total Revenues, net of discounts	$426,096	$412,081	$14,015	3.4%
Revenues, net of discounts, for the cultivation (wholesale) segment were $158,644 for the six months ended June 30, 2026, an increase of $5,743 or 4%, compared to the six months ended June 30, 2025, in each case, excluding intersegment eliminations. The increase in cultivation (wholesale) revenues, net of discounts, was attributable to new customer acquisitions and increased customer base particularly in the New Jersey, Ohio, and Virginia markets. The comparative increase is partially offset by continued price compression and competition in third party wholesale markets, most notably in Connecticut when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025.
Revenues, net of discounts, for the retail segment were $354,298 for the six months ended June 30, 2026, an increase of $16,393 or 5%, compared to the six months ended June 30, 2025, in each case, excluding intersegment eliminations. The increase in retail revenue, net of discounts, was driven by strong new product momentum, including the continued expansion of our HYPHEN™ and Swift Lifts™ product lines, as well as strategic collaborations, which broadened brand offerings in select markets and categories. Additionally, operational improvements attributed to the increase of retail revenues, net of discounts, including extended store hours across our Florida locations and targeted marketing initiatives designed to improve customer acquisition and retention, when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025.

Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended June 30, 2026, approximately 30.5% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 69.5% from the retail business, excluding intersegment eliminations. For the six months ended June 30, 2026, approximately 30.9% of revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations and approximately 69.1% from the retail business, excluding intersegment eliminations.
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

LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of June 30, 2026 and December 31, 2025, the Company had total current liabilities of $109,366 and $140,261, respectively. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $85,195 and $82,724, respectively, to meet its current obligations. The Company had working capital of $294,916 as of June 30, 2026, an increase of working capital of $30,526 as compared to December 31, 2025. This increase in working capital during the six months ended June 30, 2026 compared to December 31, 2025, was largely attributable to income tax payable balances due in part to the Company's treatment of Section 280E of the Code coupled with reductions in Accounts Payable and Accrued Liabilities.
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
On March 11, 2026, the Company repaid all amounts owing under the 2022 Credit Agreement together with a prepayment premium of $4,345. As a result of such payment, the 2022 Credit Agreement was terminated and is no longer in force or effect.
Revolver
On September 30, 2025, the Company entered into a credit agreement (as amended, the “Revolver”), by and among the Company, as a guarantor, certain subsidiaries of the Company from time-to-time party thereto as borrowers (the “Real Estate Subsidiaries”), the lenders from time-to-time party thereto, and Chicago Atlantic, as administrative agent for the lenders.
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
The Revolver may be drawn in $2,500 increments upon ten business days prior notice and any outstanding amount under the Revolver may be voluntarily prepaid in $2,500 increments upon five business days prior notice without any penalty or premium, unless such prepayment occurs within six months of the applicable advance, in which case, such prepayment is subject to a six-month interest make whole. Any amounts prepaid may be redrawn subject to the same requirements set forth above. The Revolver was initially subject to a borrowing base which required the outstanding principal balance under the Revolver to be equal to or less than 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver from time to time.
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
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of June 30, 2026, the Company was in compliance with such covenants.

On January 12, 2026, the Company entered into a First Amendment to Credit Agreement and Omnibus First Amendment to Credit Documents (the “First Amendment”), to amend the Revolver. The First Amendment increased the lending commitment of the Revolver from $75,000 to $100,000 and amended the date on which all outstanding amounts are due in full from September 29, 2028 to February 28, 2029. Additionally, the First Amendment amended the borrowing base for the Revolver to an advance rate of up to 80%, rather than 60%, of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver. The First Amendment also includes certain other immaterial updates to the Revolver. No additional collateral was pledged to secure the Revolver in connection with the First Amendment. On March 11, 2026, the Company drew $50,000 under the Revolver, bringing the total amount drawn under the Revolver to $100,000, which was used to repay amounts owing under the 2022 Credit Agreement.
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
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions, and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement includes customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio. As of June 30, 2026, the Company was in compliance with such covenants.
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
On April 23, 2026, the Justice Department in accordance with the Executive Order issued the April Final Order reclassifying medical cannabis from Schedule I to Schedule III under the CSA. This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to state licensed and approved medical cannabis; all other forms of cannabis. including adult use, remains classified as Schedule I. The April Final Order, effective as of April 26, 2026, provides an expedited registration process for state medical licensees and specifically states that registered state medical licensees will no longer be subject to the constraints of Section 280E. Separately, the Attorney General filed notices withdrawing the pending hearing on the proposed rulemaking notice filed in 2024, and instituted a new hearing on the proposed rule which began on June 29, 2026 and concluded on July 15, 2026. This expedited hearing addressed rescheduling the plant in its entirety, outside of state sanctioned medical programs. The evidentiary hearing concluded on July 15, 2026, and initial briefings are due from the parties on August 17, 2026. To date, no schedule has been set for an issuance of a final order on the hearing. The IRS, in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the April Final Order, for activities no longer involving Schedule I or II substances. In May 2026, several petitions were filed challenging the April Final Order, along with a motion to stay the April Final Order. The outcome of this litigation and its impact on the April Final Order and the hearing are uncertain. However, formal guidance from the IRS remains pending. The ultimate impact of the April Final Order and the hearing — including the resolution of accrued UTPs, remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment.

Sources and Uses of Cash
Net Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	$ Change
Net Cash Provided by Operating Activities	$49,211	$12,686	$36,525
Net Cash Used in Investing Activities	(26,752)	(15,183)	(11,569)
Net Cash Used in Financing Activities	(19,988)	(16,727)	(3,261)
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. During the six months ended June 30, 2026 and 2025, the Company had net cash inflows of $49,211 and $12,686, respectively. The $36,525 increase was largely driven by an improvement in inventory management coupled with lower income tax cash outflows attributable to the Company's treatment of Section 280E as not applying to limit its deduction of ordinary and necessary business expenses when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025.
Cash Flows from Investing Activities. During the six months ended June 30, 2026 and 2025, the Company had net cash outflows of $(26,752) and $(15,183), respectively. The $(11,569) increase in net cash outflows during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was largely driven by $9,071 of net cash inflows from the deconsolidation of Noah's Ark, LLC during the six months ended June 30, 2025. Additionally, purchases of property, plant and equipment were $26,807 during the six months ended June 30, 2026, compared to purchases of property, plant and equipment of $24,333 during the six months ended June 30, 2025.
Cash Flows from Financing Activities. During the six months ended June 30, 2026 and 2025, the Company had net cash outflows of $(19,988) and $(16,727), respectively. The $(3,261) increase in net cash outflows during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven by the debt issuance costs paid related to the 2026 Credit Agreement and the First Amendment of $11,337, coupled with the payments of debt extinguishment of $4,345 related to the 2022 Credit Agreement, when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025. Additionally, the Company had a $2,003 cash outflow during the six months ended June 30, 2026, related to the repurchase of 320,000 shares of Common Stock as part of the publicly announced share repurchase program.
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
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated, as of June 30, 2026, the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of Common Stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Aggregate Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs[3]
April 1, 2026 to April 30, 2026	—	$—	—	$20,000,000
May 1, 2026 to May 31, 2026	—	—	—	20,000,000
June 1, 2026 to June 30, 2026	320,000	6.26	320,000	17,996,772
Total	320,000	$6.26	320,000	$17,996,772
1In April 2026, the Board of Directors of the Company approved a normal course issuer bid to repurchase up to 3,643,818 shares of the Company’s Common Stock, subject to a $20 million cap, and repurchases may be made through open-market repurchases, privately negotiated transactions or otherwise. The program was publicly announced by the Company on April 30, 2026, and repurchases may be made from time to time over a period of 12 months ending April 30, 2027, unless such share or dollar limit is met sooner.
2Notwithstanding the dollar limitation, the Company has remaining authorization to purchase up to 3,323,818 shares of common stock under the Board’s share repurchase program authorization.
3Includes taxes and fees.
Unregistered Sales of Equity Securities
None which have not been reported on a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the second quarter ended June 30, 2026, none of our directors or officers have adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

3.4*	Certificate of Change (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 8, 2026 (File No. 000-56342) and incorporated herein by reference).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Previously filed.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 5, 2026

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer and President

By:	/s/ Richard Tarapchak
Name:	Richard Tarapchak
Title:	Chief Financial Officer and Treasurer