Form 10-Q
period 2026-09-30
Verano Holdings Corp.
filed 2026-10-29
CIK 1848416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2026, the registrant had 72,934,412 shares of Common Stock outstanding.

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
Forward-looking statements may relate to future financial conditions, results of operations, plans, strategies, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then-current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:
•the current illegality of cannabis under federal law, subject to certain exceptions, and the U.S. federal regulatory landscape and enforcement related to medical or adult use cannabis, including political risks, civil asset forfeiture and regulation by additional regulatory authorities;
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
v

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

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VERANO HOLDINGS CORP. Condensed Consolidated Balance Sheets ($ in Thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$102,054	$82,724
Accounts Receivable, net	23,585	30,930
Held for Sale Assets	9,183	27,839
Inventory	218,537	229,968
Income Tax Receivable	35,856	11,986
Prepaid Expenses and Other Current Assets	26,393	21,204
Total Current Assets	415,608	404,651

Property, Plant, and Equipment, net	497,571	492,473
Right-of-Use Assets, net	88,738	93,806
Intangible Assets, net	536,243	579,090
Goodwill	161,009	161,009
Deposits and Other Assets	8,127	10,565
TOTAL ASSETS	$1,707,296	$1,741,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$29,352	$38,737
Accrued Liabilities	61,362	69,301
Income Tax Payable	—	12,122
Current Portion of Lease Liabilities	13,069	11,979
Current Portion of Debt	10,356	7,852
Acquisition Consideration Payable	—	270
Total Current Liabilities	114,139	140,261

Long-Term Liabilities:
Debt, net of Current Portion	379,821	391,883
Lease Liabilities, net of Current Portion	87,610	91,086
Uncertain Tax Positions	410,939	378,261
Deferred Income Taxes	43,840	36,643
Other Long-Term Liabilities	875	1,081
Total Long-Term Liabilities	923,085	898,954
TOTAL LIABILITIES	$1,037,224	$1,039,215

STOCKHOLDERS’ EQUITY
Common Stock; $0.001 par value, 1,000,000,000 authorized. 73,540,912 issued and 72,934,412 outstanding as of September 30, 2026. 72,649,102 issued and outstanding as of December 31, 2025.	$75	$73
Preferred Stock; $0.001 par value, 1,000,000,000 authorized. No Preferred Stock issued or outstanding as of September 30, 2026 and December 31, 2025.	—	—
Share Capital	1,752,352	1,745,597
Treasury Stock; 606,500 shares held as of September 30, 2026.	(3,726)	—
Accumulated OCI	—	—
Accumulated Deficit	(1,076,813)	(1,041,514)
STOCKHOLDERS’ EQUITY	671,888	704,156
NON-CONTROLLING INTEREST	(1,816)	(1,777)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,707,296	$1,741,594
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Operations ($ in Thousands except shares and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net of Discounts	$212,443	$202,810	$638,539	$614,891
Cost of Goods Sold, net	112,405	107,573	339,826	307,089

Gross Profit	100,038	95,237	298,713	307,802

Operating Expenses
Selling, General, and Administrative Expenses	84,506	80,560	262,877	251,484
Loss on Impairment of Held for Sale Assets	3,624	5,400	7,686	5,400
Loss on Impairment of Fixed Assets	—	—	—	428

Total Operating Expenses	88,130	85,960	270,563	257,312

Income from Operations	11,908	9,277	28,150	50,490

Other Income (Expense):
Loss on Disposal of Property, Plant and Equipment	(796)	(620)	(811)	(916)
Gain on Deconsolidation	—	—	—	4,739
Gain (Loss) on Debt Extinguishment	—	(946)	(5,738)	1,938
Interest Expense, net	(10,760)	(13,212)	(34,330)	(40,981)
Other Income (Expense), net	2,851	(9,890)	(754)	(8,825)

Total Other Expense, net	(8,705)	(24,668)	(41,633)	(44,045)

Income (Loss) Before Provision for Income Taxes	3,203	(15,391)	(13,483)	6,445

Provision for Income Taxes	(7,268)	(28,441)	(21,816)	(80,942)

Net Loss Attributable to Verano Holdings Corp. & Subsidiaries	$(4,065)	$(43,832)	$(35,299)	$(74,497)

Net Loss per share – basic & diluted	$(0.06)	$(0.61)	$(0.48)	$(1.03)

Basic & Diluted – weighted average shares outstanding	73,120,096	72,357,781	72,937,720	72,088,822

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders' Equity ($ in Thousands)

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of July 1, 2025	72,355,983	—	$—	$1,741,501	$—	$2	$(814,271)	$(1,777)	$925,455

Stock-based compensation	7,193	—	—	2,461	—	—	—	—	2,461

Foreign Currency Translation Adjustment	—	—	—	—	—	1	—	—	1

Net Loss	—	—	—	—	—	—	(43,832)	—	(43,832)

Balance as of September 30, 2025	72,363,176	—	$—	$1,743,962	$—	$3	$(858,103)	$(1,777)	$884,085

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of July 1, 2026	—	73,217,970	$75	$1,751,205	$(2,003)	$—	$(1,072,748)	$(1,816)	$674,713

Stock-based compensation	—	2,942	—	1,147	—	—	—	—	1,147

Purchase of stock - repurchase program	—	(286,500)	—	—	(1,723)	—	—	—	(1,723)

Net Loss	—	—	—	—	—	—	(4,065)	—	(4,065)

Balance as of September 30, 2026	—	72,934,412	$75	$1,752,352	$(3,726)	$—	$(1,076,813)	$(1,816)	$670,072

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued) ($ in Thousands)

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of January 1, 2025	71,749,458	—	$—	$1,735,775	$—	$5	$(783,606)	$(1,355)	$950,819

Stock-based compensation	554,273	—	—	8,187	—	—	—	—	8,187

Foreign Currency Translation Adjustment	—	—	—	—	—	(2)	—	—	(2)

Contingent consideration & other adjustments to purchase accounting	59,445	—	—	—	—	—	—	—	—

Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(4,672)	(4,672)

Non-controlling interest adjustment for change in ownership	—	—	—	—	—	—	—	4,250	4,250

Net Loss	—	—	—	—	—	—	(74,497)	—	(74,497)

Balance as of September 30, 2025	72,363,176	—	$—	$1,743,962	$—	$3	$(858,103)	$(1,777)	$884,085

	Subordinate Voting Shares (as converted)	Common Stock		Share Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
		Shares	Amount
Balance as of January 1, 2026	—	72,649,102	$73	$1,745,597	$—	$—	$(1,041,514)	$(1,777)	$702,379

Stock-based compensation	—	891,996	2	6,756	—	—	—	—	6,758

Distributions paid to non-controlling interest holders	—	—	—	—		—	—	(39)	(39)

Fractional shares related to reverse split	—	(186)	—	(1)	—	—	—	—	(1)

Purchase of stock - repurchase program	—	(606,500)	—	—	(3,726)	—	—	—	(3,726)

Net Loss	—	—	—	—	—	—	(35,299)	—	(35,299)

Balance as of September 30, 2026	—	72,934,412	$75	$1,752,352	$(3,726)	$—	$(1,076,813)	$(1,816)	$670,072

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

VERANO HOLDINGS CORP. Unaudited Interim Condensed Consolidated Statements of Cash Flows ($ in Thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Verano Holdings Corp. and Subsidiaries	$(35,299)	$(74,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,425	94,839
Right-of-use assets amortization	9,169	8,970
Loss on disposal of property, plant and equipment	811	916
(Gain) on deconsolidation	—	(4,739)
Loss on impairment of fixed assets	—	428
Loss on impairment of held for sale assets	7,686	5,400
(Gain) Loss on debt extinguishment	5,738	(1,938)
Loss contingencies	—	10,000
Stock-based compensation	9,007	9,164
Other, net	7,739	8,260
Changes in assets and liabilities:
Accounts receivable, net	5,514	4,014
Inventory	11,408	(36,400)
Income tax receivable	(23,870)	1,783
Accounts payable	(6,738)	6,703
Income tax payable	(12,122)	(46,201)
Uncertain tax positions	32,678	63,329
Deferred income taxes	7,196	(3,076)
Other assets, net	9,959	1,604
Other liabilities, net	(19,398)	(9,519)
NET CASH PROVIDED BY OPERATING ACTIVITIES	97,903	39,040

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	$(39,945)	$(31,792)
Proceeds from disposal of assets	66	87
Deposit paid for future business combination	(12,817)	—
Proceeds from deconsolidation	—	9,071
Other investing activities	(578)	—
NET CASH USED IN INVESTING ACTIVITIES	(53,274)	(22,634)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from credit facility	$195,000	$—
Proceeds from issuance of debt	50,000	62,000
Repayments on credit facility	(245,800)	—
Principal repayments of debt	(2,745)	(75,657)
Debt issuance costs paid	(11,337)	(2,665)
Payment of debt extinguishment	(4,345)	—
Payment of deferred acquisition price payable	(292)	(583)
Purchase of treasury stock	(3,726)	—
Distributions paid to non-controlling interest holders	(39)	(4,672)
Other financing activities	(2,015)	—
NET CASH USED IN FINANCING ACTIVITIES	(25,299)	(21,577)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$19,330	$(5,171)
Effects of exchange rate fluctuations on cash and cash equivalents	$—	$(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$82,724	$87,796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,054	$82,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$30,755	$36,863
NONCASH INVESTING AND FINANCING ACTIVITIES
Debt extinguishment in connection with deconsolidation	$—	$1,146
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
The Company’s common stock, par value $0.001 per share (“Common Stock”), is listed in Canada on Cboe Canada (“Cboe”) under the ticker symbol “VRNO” and is quoted in the United States on the OTCQX marketplace operated by the OTC Market Group, under the ticker symbol “VRNO”.
The Company’s corporate headquarters is located at 224 W Hill Street, Suite 400, Chicago, Illinois 60610.
(b)Basis of Presentation
The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Unless otherwise indicated, all references to “$” or “US$” in this Form 10-Q refer to United States dollars. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 (the “2025 Annual Audited Financials”), included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the “Form 10-K”). Certain prior year financial statement line items have been reclassified or aggregated to conform to the current year's presentation, including adjustments related to the Reverse Stock Split (refer to “Reverse Stock Split” below for further discussion). These changes did not affect previously reported results of operations or financial position. The accompanying Unaudited Interim Condensed Consolidated Financial Statements include the accounts of Verano Holdings Corp. and its direct and indirect subsidiaries as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). The preparation of the Company’s Unaudited Interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of assets and liabilities in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the 2026 full year or any future periods. The accompanying consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated balance sheet as of December 31, 2025 contained in the 2025 Annual Audited Financials included in the Form 10-K.

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
The Company’s Common Stock continues to trade in Canada on Cboe under the existing trading symbol “VRNO” and is quoted in the United States on the OTCQX under the trading symbol “VRNO”.
(d)Basis of Consolidation
The Unaudited Interim Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, as well as the accounts of any entities over which the Company has a controlling financial interest in accordance with ASC 810. All transactions and balances between these entities have been eliminated upon consolidation.
(e)Significant Accounting Policies
With the exception of the significant accounting policies described below, there have been no changes or updates to the Company’s significant accounting policies as described in Note 2 - Significant Accounting Policies to the 2025 Annual Audited Financials included in the Form 10-K.
i.Assets Held for Sale
Assets held for sale represent land, buildings and other fixed assets less accumulated depreciation related to facilities in which the Company has no continuing involvement. The Company records assets held for sale in accordance with ASC 360, Property, Plant, and Equipment, at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers. In an effort to maximize its return on investments coupled with footprint optimization, the Company had $9,183 of assets held for sale as of September 30, 2026, which is comprised of $7,163 of assets held for sale related to a cultivation facility in Massachusetts and $2,020 of assets held for sale related to two retail facilities in Massachusetts.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)

During the nine months ended September 30, 2026, the Company recorded impairment on held-for-sale assets related to a cultivation facility in Florida of $3,624, and a cultivation facility in Massachusetts of $4,062. With respect to the Florida facility, the Company determined the facility no longer met the criteria to be classified as held-for-sale and was reclassified to held and used. In accordance with ASC 360, Property, Plant, and Equipment, the facility was measured at the lower of (i) its carrying amount before it was classified as held for sale, adjusted for depreciation that would have been recognized had it been continuously classified as held and used, and (ii) its fair value at the date of the decision not to sell. The impairment charge consists primarily of depreciation expense that would have been recognized during the period the facility was classified as held-for-sale. Upon reclassification, the facility’s remeasured carrying amount of $10,938 was transferred from Held-for-Sale to Property, Plant, and Equipment, net, on the Condensed Consolidated Balance Sheets. With respect to the Massachusetts facility, the impairment charge reflects the excess of the carrying value over the fair value less costs to sell by such amount. During the three months ended September 30, 2025, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $5,400 as the carrying value exceeded the fair value less the cost to sell by such amount.

ii. Business Combinations
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
During the three months ended September 30, 2026, the Company recorded a $12,817 deposit related to purchase consideration associated with a future business combination, which is classified within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet.
(f)Earnings (Loss) per Share
Basic earnings (loss) per share is calculated by dividing the net earnings (losses) attributable to stockholders by the weighted average number of shares of Common Stock outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding shares and consequently are not included in the earnings (loss) per share calculations. Diluted income (loss) per share is calculated by adjusting the weighted average number of shares of Common Stock outstanding to assume conversion of all dilutive potential shares.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

1.OVERVIEW AND BASIS OF PRESENTATION (Continued)

To determine diluted income (loss) per share, the Company assumes that any proceeds from the exercise of dilutive share options would be used to repurchase shares at the average market price during the period. The diluted income (loss) per share calculation excludes any potential conversion of share options and convertible debt, if any, that would increase earnings per share or decrease loss per share. No potentially dilutive share equivalents were included in the computation of diluted loss per share for the three and nine months ended September 30, 2026 and 2025 because their impact would have been anti-dilutive.
(g)Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company early adopted ASU 2025-06, which did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

2.INVENTORY
The Company’s inventory consists of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Raw Materials	$3,903	$4,735
Work in Process	153,688	162,197
Packaging and Miscellaneous	10,705	12,850
Finished Goods	50,241	50,186

Total Inventory	$218,537	$229,968

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

3.PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment and related accumulated depreciation consists of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Land	$26,755	$26,057
Buildings and Improvements	171,904	162,898
Furniture and Fixtures	21,833	21,516
Computer Equipment and Software	31,484	29,294
Leasehold Improvements	298,805	282,719
Tools and Equipment	108,984	99,635
Vehicles	4,204	4,391
Assets Under Construction (1)	109,218	100,173

Total Property, Plant and Equipment, Gross	773,187	726,683
Less: Accumulated Depreciation	(275,616)	(234,210)

Total Property, Plant, and Equipment, Net	$497,571	$492,473
(1) Assets under construction represent construction in progress related to facilities not yet completed or otherwise not placed in service.
For the three months ended September 30, 2026 and September 30, 2025, depreciation expense included in costs of goods sold totaled $10,298 and $9,894, respectively. For the three months ended September 30, 2026 and September 30, 2025, depreciation expense included in selling, general, and administrative expense totaled $5,053 and $4,896, respectively.
For the nine months ended September 30, 2026 and September 30, 2025, depreciation expense included in costs of goods sold totaled $30,137 and $29,567, respectively. For the nine months ended September 30, 2026 and September 30, 2025, depreciation expense included in selling, general, and administrative expense totaled $14,863 and $14,952, respectively.

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
As of September 30, 2026, intangible assets consisted of the following:

	Licenses	Tradenames	Technology	Total
Cost
Balance as of January 1, 2026	$794,183	$45,108	$5,546	$844,837
Purchases	578	—	—	578
Balance as of September 30, 2026	$794,761	$45,108	$5,546	$845,415

Accumulated Amortization
Balance as of January 1, 2026	239,895	21,369	4,483	265,747
Amortization	39,828	3,383	214	43,425
Balance as of September 30, 2026	$279,723	$24,752	$4,697	$309,172

Net Book Value
Balance as of January 1, 2026	554,288	23,739	1,063	579,090
Balance as of September 30, 2026	$515,038	$20,356	$849	$536,243
The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2026:

Year Ending December 31:	Estimated Amortization
2026 (Remaining)	$14,455
2027	57,914
2028	57,900
2029	57,897
2030	57,897
Thereafter	290,180
Total	$536,243
The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2026 were as follows:

	January 1, 2026	Impairment	Adjustments to purchase price allocation	Acquisitions	September 30, 2026
Cultivation	$8,063	$—	$—	$—	$8,063
Retail	152,946	—	—	—	152,946
Total	$161,009	$—	$—	$—	$161,009

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
The computations of earnings (loss) per share on a basic and diluted basis, including reconciliations of the numerators and denominators, for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net Loss attributable to Verano Holdings Corp.	$(4,065)	$(43,832)	$(35,299)	$(74,497)

Denominator
Basic
Weighted average shares outstanding – basic	73,120,096	72,357,781	72,937,720	72,088,822

Diluted
Weighted average shares outstanding – diluted	73,120,096	72,357,781	72,937,720	72,088,822

Net Loss per share - basic & diluted	$(0.06)	$(0.61)	$(0.48)	$(1.03)
For the three and nine months ended September 30, 2026, potentially dilutive securities of approximately 44,747 and 292,568, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2025, outstanding RSUs of approximately 958,946 were anti-dilutive under the treasury stock method and were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

6.TRANSACTIONS
2025 Dispositions
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
The disposition resulted in a gain of $4,739 for the nine months ended September 30, 2025, which is classified as a component of Other Income (Expense) in the Unaudited Interim Condensed Consolidated Statement of Operations.
Other Acquisition Consideration Payable Adjustments
On December 28, 2023, the Company became obligated, upon the completion of certain conditions precedent, to issue $1,250 worth of the Company’s formerly authorized Class A subordinate voting shares (the “Subordinate Voting Shares”), in the aggregate, as consideration for the acquisition of assets from Ivy Hall Mount Holly, LLC. During 2025, the Company made total cash payments in the amount of $708 and issued 59,445 Subordinate Voting Shares, representing a value of $625. All Subordinate Voting Shares were exchanged for shares of Common Stock on a one-for-one basis in connection with the Continuance. During the nine months ended September 30, 2026, the Company made total cash payments in the amount of $292 related to the purchase price consideration. As of September 30, 2026, all purchase price consideration has been paid.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT
As of September 30, 2026 and December 31, 2025, debt consisted of the following:

	September 30, 2026	December 31, 2025

Credit Facility	$189,750	$240,550
Revolver	100,000	50,000
Promissory Notes	1,424	1,858
Mortgage Loans	111,959	114,099
Vehicle and Equipment Loans	107	264
Unamortized Debt Issuance Costs	(13,063)	(7,036)

Total Debt	$390,177	$399,735

Less: Current Portion of Debt	10,356	7,852

Total Long-Term Debt, net	$379,821	$391,883
2022 Credit Agreement
On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a credit agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto (the “Lenders”), pursuant to which the Lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provided the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the Lenders elected to fund such incremental term loan. At funding, all the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with the repayment, the previous credit facility was terminated and is no longer in force or effect.
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
On March 11, 2026, the Company repaid all amounts owing under the 2022 Credit Agreement together with a prepayment premium of $4,345. As a result, the 2022 Credit Agreement was terminated and is no longer in force or effect.
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
The Revolver may be drawn in $2,500 increments upon ten business days prior notice and any outstanding amount under the Revolver may be voluntarily prepaid in $2,500 increments upon five business days prior notice without any penalty or premium, unless such prepayment occurs within six months of the applicable advance, in which case, such prepayment is subject to a six-month interest make whole. Any amounts prepaid may be redrawn subject to the same requirements set forth above. The Revolver was initially subject to a borrowing base which required the outstanding principal balance under the Revolver to be equal to or less than 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver from time to time. This provision was amended in the First Amendment, as defined and discussed below.

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
The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of September 30, 2026, the Company was in compliance with such covenants.
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
2026 Credit Agreement
On March 11, 2026, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “2026 Borrowers”), entered into a credit agreement (the “2026 Credit Agreement”) with Needham Bank (“Needham”), as collateral agent and administrative agent for the lenders, Chicago Atlantic Financial Services, LLC, as co-administrative agent for the lenders, and the lenders from time-to-time party thereto (the “2026 Lenders”), pursuant to which the 2026 Lenders advanced the 2026 Borrowers a $195,000 senior secured term loan, all of which was used to repay the amounts owing under the 2022 Credit Agreement. The Company is required to make scheduled amortization payments of $875 per month and the remaining principal balance is due in full on March 11, 2029; provided, that the maturity date may be extended to March 11, 2030 upon the election of the Company, the payment of 1.5% of the then outstanding principal balance by the Company, and the consent of the 2026 Lenders. The 2026 Credit Agreement may be prepaid in part (in increments of $5,000 and in an amount not less than $10,000) or in full at any time, subject to a 1.5% prepayment premium during the first two years of the 2026 Credit Agreement and 0% thereafter; provided, that if the maturity date is extended to March 11, 2030, the prepayment premium will be 1.5% in all cases.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

7.DEBT (Continued)
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions, and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement includes customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio. As of September 30, 2026, the Company was in compliance with such covenants.
George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000 of the amount provided by a 2026 Lender under the 2026 Credit Agreement. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL
On November 3, 2025, the Continuance was completed by the Company filing articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada to continue from the jurisdiction of the Province of British Columbia, Canada, to the jurisdiction of the U.S. State of Nevada. The Continuance was consummated pursuant to a Plan of Arrangement, which was approved by the Company’s stockholders at a special meeting of the stockholders held on October 27, 2025, and a Final Order issued by the Supreme Court of British Columbia, Canada on October 30, 2025. As part of the Continuance, the previously authorized, issued and outstanding Subordinate Voting Shares of the Company were deemed to be exchanged on November 3, 2025 for authorized, issued and outstanding shares of Common Stock, par value $0.001 per share, of the Company on a one-for-one basis. The Company’s Class B proportionate voting shares were no longer authorized, and all special rights and restrictions of the Class B proportionate voting shares were removed from the Company’s governing documents.
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
(a)Issued and Outstanding
As of September 30, 2026, the Company had 73,540,912 shares of Common Stock issued and 72,934,412 outstanding and no Preferred Stock issued or outstanding. The Company has the following two classes of stock, with each class having a $0.001 par value:
(i)Common Stock
The stockholders holding Common Stock are entitled to receive dividends issued by the Company and one vote per share at stockholder meetings of the Company. All Common Stock are ranked equally regarding the Company’s residual assets. The Company is authorized to issue 1,000,000,000 shares of Common Stock.
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
Option and RSU grants generally vest in annual installments over 12 to 36 months and options typically have a life of ten years, apart from certain RSU grants which vest immediately on the grant date.
Options
As of September 30, 2026, the Company had 4,556 fully vested and exercisable options, entitling the holder thereof to one Common Stock per each option upon exercise, with a weighted average exercise price of $117.90 and a weighted average remaining contractual life of 3.49 years as of September 30, 2026.
In connection with the Reverse Stock Split, all outstanding stock options were adjusted proportionately, with option amounts rounded down and award prices rounded up. Due to the rounding of fractional shares, certain options were removed from outstanding awards. No incremental compensation cost was recognized in connection with the elimination of these options, as the effect was solely attributable to the mechanical application of the Reverse Stock Split and rounding. During the nine months ended September 30, 2026, 158 fully vested options were forfeited. No fully vested options, were cancelled during the nine months ended September 30, 2026. No options were granted during the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, there were no in-the-money options.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

8.SHARE CAPITAL (Continued)

RSUs
In connection with the Reverse Stock Split, all outstanding RSUs were adjusted proportionately and rounded down. The following table summarizes the number of unvested RSU awards as of September 30, 2026 and December 31, 2025 and the changes during the nine months ended September 30, 2026:

	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested RSUs at December 31, 2025	561,494	$10.19
Granted	1,881,125	$5.74
Forfeited	111,657	$7.15
Vested	1,238,920	$6.90
Unvested RSUs at September 30, 2026	1,092,042	$6.57
The stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock Options	$—	$—	$—	$—
RSUs	1,103	2,522	9,007	9,164
Total Stock Based Compensation Expense	$1,103	$2,522	$9,007	$9,164
Share Repurchase Program
In April 2026, the Board authorized the repurchase of up to 5% or 3,643,818 shares of the Company’s issued and outstanding Common Stock; provided, that in no event will the Company repurchase Common Stock, in the aggregate, in excess of $20,000. The repurchase program was publicly announced by the Company on April 30, 2026. The repurchases may be made from time to time over a period of 12 months ending April 30, 2027, unless such share or dollar limit is met sooner. During the three months ended September 30, 2026, the Company repurchased 286,500 shares of Common Stock for $1,723, under the repurchase program. During the nine months ended September 30, 2026, the Company repurchased 606,500 shares of Common Stock for $3,726, under the repurchase program. For additional information regarding the Company's share repurchases during the three and nine months ended September 30, 2026, including a month-by-month summary of shares repurchased, average price paid per share, and remaining repurchase capacity under the program, refer to “Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

9.INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income (Loss) before Income Taxes	$3,203	$(15,391)	$(13,483)	$6,445
Income Tax Expense	(7,268)	(28,441)	(21,816)	(80,942)
Effective Tax Rate	227%	(185)%	(162)%	1,256%
The effective tax rates for the three and nine months ended September 30, 2026 and 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. Net discrete tax items of $13,466 and $7,889 were recorded during the three months ended September 30, 2026 and 2025, respectively. Net discrete tax items of $42,611 and $21,523 were recorded during the nine months ended September 30, 2026 and 2025, respectively. Discrete tax items recorded during the three and nine months ended September 30, 2026 and 2025 primarily relate to penalties and interest on unpaid tax liabilities and the federal deferred impact of medical cannabis rescheduling.
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
During the nine months ended September 30, 2026, the Company’s income taxes paid, net of refunds, were as follows:

For the Nine Months Ended September 30, 2026
U.S. Federal	$8,134
U.S. State
Florida(1)	6,921
Virginia(1)	2,100
Other	850
Total U.S. State	9,871
Total Income Taxes Paid, net of Refunds	$18,005
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
During the three months ended September 30, 2026 and 2025, the Company recorded approximately $5,667 and $5,702 in operating lease expense, respectively, of which $238 and $317 was included in cost of goods sold for the same periods, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded approximately $17,029 and $17,112 in operating lease expense, respectively, of which $813 and $951 was included in cost of goods sold for the same periods, respectively.
Other information related to operating leases as of and for the periods ended September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term - years	6.90	7.45
Weighted average discount rate	10.58%	10.52%
Maturities of lease liabilities for operating leases as of September 30, 2026 were as follows:

Year Ending December 31,	Maturities of Lease Liability
2026 (Remaining)	$5,673
2027	22,807
2028	22,271
2029	21,177
2030	20,178
Thereafter	54,382

Total Lease Payments	146,488

Less: Imputed Interest	(45,809)

Present Value of Lease Liability	$100,679

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER
(a)Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations. As of September 30, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are no proceedings in which the Company is a party and any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest. The Company accrues loss contingencies in accordance with ASC 450, Contingencies, if, in the opinion of management and its legal counsel, the risk of loss is probable and the amount can be reasonably estimated.
(b)Illegality of Cannabis at the U.S. Federal Level
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law, subject to certain exceptions as detailed below, to cultivate, manufacture, distribute, sell, or possess cannabis in the U.S. Because federal law and certain state law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 42 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and seven states allow the use of low tetrahydrocannabinol and high cannabidiol products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies.
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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

11.CONTINGENCIES AND OTHER (Continued)
On April 23, 2026, the Justice Department in accordance with the Executive Order issued the April Final Order reclassifying medical cannabis from Schedule I to Schedule III under the CSA. This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to state licensed and approved medical cannabis; all other forms of cannabis, including adult use, remains classified as Schedule I. The April Final Order, effective as of April 26, 2026, provides an expedited registration process for state medical licensees and specifically states that registered state medical licensees will no longer be subject to the constraints of Section 280E. Separately, the Attorney General filed notices withdrawing the pending hearing on the proposed rulemaking notice filed in 2024, and instituted a new hearing on the proposed rule which began on June 29, 2026 and concluded on July 15, 2026. This expedited hearing addressed rescheduling the plant in its entirety, outside of state sanctioned medical programs. The evidentiary hearing concluded on July 15, 2026, and post-hearing briefs were filed on August 17, 2026. On October 22, 2026, the presiding administrative law judge (the “ALJ”) granted a motion to allow the addition of newly released Government Accountability Office detailing report (the “Report”) to the record and to allow supplemental briefing. The Report recommended formalizing internal procedures for rescheduling substances for the HHS, FDA, and DEA. As of the date of this filing, no schedule has been set for the ALJ’s recommended decision or a final order. The IRS, in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the April Final Order, for activities no longer involving Schedule I or II substances. However, formal guidance from the IRS remains pending. The ultimate impact of the April Final Order and the hearing, including the resolution of accrued UTPs, remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment. In May and June 2026, several petitions were filed challenging the April Final Order, along with a motion to stay the April Final Order. On September 9, 2026, the D.C. Circuit denied the motion to stay, and the April Final Order remains in effect while the petitions proceed on the merits. The outcome of this litigation and its impact on the April Final Order and the hearing are uncertain.

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

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.SEGMENTS (Continued)
Summarized financial information for the Company's reportable segments for the three months ended September 30, 2026 and 2025, consisted of the following:

	For the Three Months Ended September 30, 2026
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$179,323	$73,921	$(40,801)	$212,443
Cost of Goods Sold, net	(99,448)	(54,125)	41,168	(112,405)
Other Segment Items	(30,057)	9,178	(28,806)	(49,685)
Adjusted EBITDA	$49,818	$28,974	$(28,439)	$50,353
Acquisition Adjustments and Other Income (Expense), net				791
Acquisition, Transaction and Other Non-operating Costs				(2,648)
Employee Stock Compensation				(1,103)
Interest Expense, net				(10,760)
Depreciation and Amortization				(29,806)
Impairment				(3,624)
Income from operations before income taxes				$3,203

	For the Three Months Ended September 30, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$164,462	$81,951	$(43,603)	$202,810
Cost of Goods Sold, net	(92,293)	(58,886)	43,606	(107,573)
Other Segment Items	$(26,969)	$11,735	$(26,894)	$(42,128)
Adjusted EBITDA	$45,200	$34,800	$(26,891)	$53,109
Acquisition Adjustments and Other Income (Expense), net				(12,657)
Acquisition, Transaction and Other Non-operating Costs				(3,149)
Employee Stock Compensation				(2,522)
Interest Expense, net				(13,212)
Depreciation and Amortization				(31,560)
Impairment				(5,400)
Loss from operations before income taxes				(15,391)

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

12.SEGMENTS (Continued)
Summarized financial information for the Company's reportable segments for the nine months ended September 30, 2026 and 2025, consisted of the following:

	For the Nine Months Ended September 30, 2026
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$533,621	$232,565	$(127,647)	$638,539
Cost of Goods Sold, net	(297,272)	(171,341)	128,787	(339,826)
Other Segment Items	(86,175)	25,350	(87,300)	(148,125)
Adjusted EBITDA	$150,174	$86,574	$(86,160)	$150,588
Acquisition Adjustments and Other Income (Expense), net				(11,361)
Acquisition, Transaction and Other Non-operating Costs				(13,262)
Employee Stock Compensation				(9,007)
Interest Expense, net				(34,330)
Depreciation and Amortization				(88,425)
Impairment				(7,686)
Loss from operations before income taxes				$(13,483)

	For the Nine Months Ended September 30, 2025
	Retail	Wholesale	All Other	Total
Revenues, net of Discounts	$502,367	$234,852	$(122,328)	$614,891
Cost of Goods Sold, net	(275,454)	(151,286)	119,651	(307,089)
Other Segment Items	(82,548)	37,578	(89,172)	(134,142)
Adjusted EBITDA	$144,365	$121,144	$(91,849)	$173,660
Acquisition Adjustments and Other Income (Expense), net				(6,348)
Acquisition, Transaction and Other Non-operating Costs				(10,055)
Employee Stock Compensation				(9,164)
Interest Expense, net				(40,981)
Depreciation and Amortization				(94,839)
Impairment				(5,828)
Income from operations before income taxes				$6,445

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
As of September 30, 2026, there were approximately 148 million1 points outstanding with an approximate value of $4,976. As of December 31, 2025, there were approximately 228 million1 points outstanding with an approximate value of $7,513. Such balances are included in Accrued Liabilities on the Company's Condensed Consolidated Balance Sheets.

[1] Such amount not in Thousands

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

14.CONSOLIDATION
In accordance with ASC 810, the Company consolidates through the variable interest entity (“VIE”) model. The following table presents the summarized financial information about the Company’s consolidated VIEs, which are included in the Company's Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025

Current Assets	$22,128	$7,235
Non-Current Assets	28,796	29,803
Current Liabilities	57,364	41,301
Non-Current Liabilities	6,863	6,538
Equity attributable to Verano Holdings Corp.	(11,487)	(9,024)
Non-Controlling Interest	(1,816)	(1,777)
Consolidated Variable Interest Entities
Consolidated VIEs occur when (a) the Company closes an acquisition while the state has not finalized the transfer of the underlying cannabis license, (b) the Company owns an equity interest in a joint venture, which it exercises control over or (c) the Company has an option to acquire a cannabis license together with other contractual rights related thereto.
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
For the Company’s long-term debt (which primarily consists of a credit facility and mortgage loans), for which there were no quoted market prices of active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of debt as of September 30, 2026 and December 31, 2025 was $390,177 and $399,735, respectively, which included $10,356 and $7,852, respectively, of short-term debt due within one year.
Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair value of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$102,054	$—	$—	$102,054
Acquisition Consideration Payable	—	—	—	—
Total	$102,054	$—	$—	$102,054

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$82,724	$—	$—	$82,724
Acquisition Consideration Payable	—	—	(270)	(270)
Total	$82,724	$—	$(270)	$82,454

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16.RELATED PARTY TRANSACTIONS
2026 Credit Agreement
George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000 of the amount provided by a 2026 Lender under the 2026 Credit Agreement. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.
Leases
The Company leases real property for a retail dispensary in Aurora, Illinois from 740 Rte. 59, LLC (“740”). Pursuant to the lease agreement, the Company made payments totaling $46 and $46 during each of the three months ended September 30, 2026 and 2025, respectively, and $138 and $138 during each of the nine months ended September 30, 2026 and 2025, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos, the Company's Chairman, Chief Executive Officer and President, holds an indirect 50% ownership interest in 740. Pursuant to the lease agreement, the initial term expires on June 30, 2030.
The Company leases real property for a retail dispensary in Lombard, Illinois from 783 Butterfield LLC (“783”). Pursuant to the lease agreement, the Company made payments to 783 totaling $94 and $93 during the three months ended September 30, 2026 and 2025, respectively, and $282 and $278 during the nine months ended September 30, 2026 and 2025, respectively. Payments consist of base rent, real estate taxes and customary tenant charges. George Archos holds a 50% indirect ownership interest in 783. Pursuant to the lease agreement, the initial term expires on January 11, 2031.
The Company leases real property for a retail dispensary in Fernandina Beach, Florida from Fernandina Beach Management, LLC (“Fernandina Beach”). The lease agreement began on May 5, 2026. Pursuant to the lease agreement, the Company did not make payments to Fernandina Beach during the three and nine months ended September 30, 2026. Payments will consist of base rent, real estate taxes and customary tenant charges. George Archos holds a 33% indirect ownership interest in Fernandina Beach. Pursuant to the lease agreement, the initial term expires on November 30, 2031.
The Company leases real property for a retail dispensary in Pittsburgh, Pennsylvania from 2702 Real Estate Holdings, LLC (“2702”). The lease agreement began on September 28, 2026. Pursuant to the lease agreement, the Company did not make payments to 2702 during the three and nine months ended September 30, 2026. Payments will consist of base rent, real estate taxes and customary tenant charges. George Archos holds a 50% indirect ownership interest in 2702. Pursuant to the lease agreement, the initial term expires on March 31, 2037, which is subject to change based on the terms of the lease.
Sweed
High Tech Holdings, Inc. (“Sweed”) provides point of sale software systems to retail cannabis businesses under the names “Sweed” and “Leaftrade.” Sweed provides these software systems to the Company. For these services the Company paid Sweed $2,961 during the nine months ended September 30, 2026 and $2,838 during the nine months ended September 30, 2025. GP Management Group, LLC, an entity beneficially owned and controlled by George Archos, held an ownership interest of less than 1% in Sweed as of September 30, 2026.

VERANO HOLDINGS CORP. Notes to Unaudited Interim Condensed Consolidated Financial Statements ($ in Thousands except shares and per share amounts)

16.RELATED PARTY TRANSACTIONS (Continued)
John Tipton Consulting Agreement
On March 16, 2026, John Tipton retired from his position as President of the Southern Region of the Company, and from all his positions as an officer, manager and employee of the Company and its subsidiaries. Mr. Tipton remains a member of the Board. Upon his retirement, the Company entered into a consulting agreement with Mr. Tipton as of March 16, 2026 (the “Consulting Agreement”), pursuant to which Mr. Tipton provides consulting and advisory services to the Company and its subsidiaries with respect to the Company’s operations nationally and in the State of Florida. The term of the Consulting Agreement expires on March 16, 2027, which term may be extended by mutual agreement of the Company and Mr. Tipton. The Consulting Agreement contains customary representations, warranties, covenants and confidentiality provisions. As an inducement and consideration for Mr. Tipton entering into the Consulting Agreement and in recognition of his future services under the Consulting Agreement, Mr. Tipton received 181,818 RSUs under the Plan, which RSUs vested immediately on the grant date into an equal number of shares of Common Stock. Mr. Tipton received a cash payment of $100 and is entitled to $35 per month during the term of the Consulting Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management discussion and analysis (this “MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2026 and September 30, 2025. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements and the accompanying notes for the three and nine months ended September 30, 2026 and with the Company’s Audited Consolidated Financial Statements and the accompanying notes for the years ended December 31, 2025 and 2024 included in the Form 10-K. The financial statements referenced in this MD&A are prepared in accordance with GAAP. Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”) and expressed in thousands, unless otherwise indicated. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above, “Risk Factors” in Part II, Item 1A below and “Risk Factors” in the Form 10-K. The Company's management believes the assumptions underlying the Company’s financial statements and accompanying notes are reasonable. However, the Company’s financial statements and accompanying notes may not be an indication of the Company's financial condition and results of operations in the future.
OVERVIEW OF THE COMPANY
Verano Holdings Corp., a Nevada corporation (“Verano,” the “Company,” “we,” “us,” or “our”), one of the U.S. cannabis industry’s leading companies based on historical revenue, geographical scope and brand performance, is a vertically integrated, multi-state operator embracing a mission of saying Yes to plant progress and the bold exploration of cannabis. As an operator of licensed cannabis cultivation, processing, wholesale distribution and retail facilities, our goal is to support communal wellness by providing responsible access to regulated medical and adult use cannabis products. As of October 27, 2026, through our subsidiaries and affiliates we operate businesses in 13 states, including 163 retail dispensaries and 14 cultivation and processing facilities with over 1.1 million square feet of cultivation capacity. We produce a wide variety of cannabis products sold under our portfolio of consumer brands, including Savvy™, The Essence™, Swift Lifts™, HYPHEN™, Encore™, Easy Landings™, BITS™, Avexia™, MÜV™, CTPharma™, and Verano™. We also design, build and operate branded dispensaries operating under the Zen Leaf™ and MÜV™ retail banners, among others, that deliver a cannabis shopping experience in both medical and adult use markets.
Notwithstanding the permissive regulatory environment of medical, and in some cases, also adult use (i.e., recreational) cannabis, at the state level, it remains illegal under U.S. federal law, subject to certain exceptions as detailed below, to cultivate, manufacture, distribute, sell, or possess cannabis in the U.S. Because federal law and certain state law prohibits transporting any federally restricted substance across state lines, cannabis cannot be transported across state lines. As a result of current federal law prohibitions, the U.S. cannabis industry is conducted on a state-by-state basis. To date, in the U.S. 42 states plus the District of Columbia and the U.S. territories of Puerto Rico, Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive medical cannabis programs, 24 states plus the District of Columbia and the U.S. territories of Guam, the Commonwealth of Northern Mariana Islands, and the U.S. Virgin Islands have authorized comprehensive programs for medical and adult use (i.e. recreational) cannabis, and seven states allow the use of low tetrahydrocannabinol and high cannabidiol products for specified medical uses. Verano operates within states where cannabis use, medical or both medical and adult use, has been approved by state and local regulatory bodies.
On December 18, 2025, President Trump issued the executive order titled “Increasing Medical Marijuana and Cannabidiol Research,” (the “Executive Order”), which directs federal agencies to expedite the process of rescheduling cannabis from a Schedule I to a Schedule III controlled substance under the CSA. Rescheduling cannabis to Schedule III would not legalize state sanctioned medical cultivation, manufacturing, distribution, sale or possession of medical or adult use cannabis in the U.S. However, it would lessen criminal penalties at the federal level and remove Section 280E tax considerations. The final effects of the Executive Order are dependent on other government actions. Despite such actions and the ongoing rule making process, there can be no guarantees that the rescheduling rule making process will continue on a certain timeline or that any rules will come out of the rule making process that will benefit the Company. The Executive Order, and rescheduling cannabis to Schedule III, alone, does not federally legalize adult use and would not federally authorize or approve state sanctioned medical programs. Cannabis would still be subject to the same Food and Drug Administration (“FDA”) drug approval process as all other substances, and sales outside of FDA approval, would still be criminal at the federal level.

On April 23, 2026, the Justice Department in accordance with the Executive Order, issued a final order (the “April Final Order”) reclassifying medical cannabis from Schedule I to Schedule III under the Controlled Substances Act (21 U.S.C § 811) (the “CSA”). This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to state licensed and approved medical cannabis; all other forms of cannabis, including adult use, remains classified as Schedule I. The April Final Order, effective as of April 26, 2026, provides an expedited registration process for state medical licensees and specifically states that registered state medical licensees will no longer be subject to the constraints of Section 280E. Separately, the Attorney General filed notices withdrawing the pending hearing on the proposed rulemaking notice filed in 2024, and instituted a new hearing on the proposed rule which began on June 29, 2026 and concluded on July 15, 2026. This expedited hearing addressed rescheduling the plant in its entirety, outside of state sanctioned medical programs. The evidentiary hearing concluded on July 15, 2026, and post-hearing briefs were filed on August 17, 2026. On October 22, 2026, the presiding administrative law judge (the “ALJ”) granted a motion to allow the addition of newly released Government Accountability Office detailing report (the “Report”) to the record and to allow supplemental briefing. The Report recommended formalizing internal procedures for rescheduling substances for the HHS, FDA, and DEA. As of the date of this filing, no schedule has been set for the ALJ’s recommended decision or a final order. The IRS, in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the April Final Order, for activities no longer involving Schedule I or II substances. However, formal guidance from the IRS remains pending. The ultimate impact of the April Final Order and the hearing, including the resolution of accrued uncertain tax positions (“UTPs”), remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment. In May and June 2026, several petitions were filed challenging the April Final Order, along with a motion to stay the April Final Order. On September 9, 2026, the D.C. Circuit denied the motion to stay, and the April Final Order remains in effect while the petitions proceed on the merits. The outcome of this litigation and its impact on the April Final Order and the hearing are uncertain. Verano remains subject to federal laws, including those prohibiting all other forms of cannabis, including adult use. There can be no guarantees that the rescheduling of adult use cannabis will continue on a certain timeline or at all or that the outcome will benefit the Company.
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
SELECTED RESULTS OF OPERATIONS
The following presents selected financial data derived from the (i) Unaudited Interim Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 and (ii) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, and should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Form 10-Q. The selected Unaudited Interim Condensed Consolidated financial information below may not be indicative of the Company's future performance. All shares of Common Stock, RSUs, stock options, share capital and per share information presented in this report have been retroactively adjusted, where applicable, to reflect the 1-for-5 reverse stock split (the “Reverse Stock Split”), effected on June 11, 2026 by filing a Certificate of Change with the Secretary of State of the State of Nevada.

Three Months Ended September 30, 2026, as Compared to Three Months Ended September 30, 2025

	For the Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change
Revenues, net of discounts	$212,443	$202,810	$9,633
Gross Profit	100,038	95,237	4,801
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(4,065)	(43,832)	39,767
Net Loss per share – basic & diluted	(0.06)	(0.61)	0.55
Revenues, net of discounts
Revenues, net of discounts, for the three months ended September 30, 2026 was $212,443, an increase of $9,633 or 5%, compared to revenue of $202,810 for the three months ended September 30, 2025. The increase in revenue, net of discounts, was driven by strong new product momentum, including the continued expansion of our HYPHEN™ and Swift Lifts™ product lines, strategic collaborations, which broadened brand offerings in select markets and categories, and the opening of new stores. Additionally, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025, operational improvements attributed to the increase of revenues, net of discounts, including extended store hours across our Florida locations, extended operating hours and curbside pickup at our Illinois locations following regulatory changes in that market, and targeted marketing initiatives designed to improve customer acquisition and retention, which contributed to retail revenue strength in certain markets. During the three months ended September 30, 2026, the Company continued to grow its retail presence, including the opening of one new store in Florida. These favorable factors were partially offset by price compression, increased competition, and increased verticalization in certain third party wholesale markets, most notably in Connecticut. Retail revenues, net of discounts, for the three months ended September 30, 2026 was approximately 70.8% of total revenue compared to 66.7% of total revenue for the three months ended September 30, 2025, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenues, net of discounts, for the three months ended September 30, 2026 was approximately 29.2% of total revenue compared to 33.3% of total revenue for the three months ended September 30, 2025, in each case, excluding intersegment eliminations. Refer to “Results of Operations by Segment” for further discussion of our retail revenue and cultivation (wholesale) revenues, net of discounts.
Gross Profit
Gross profit for the three months ended September 30, 2026 was $100,038, representing a gross profit margin of 47%. This is compared to gross profit for the three months ended September 30, 2025 of $95,237, which represented a gross profit margin of 47%. The increase of $4,801 or 5% was primarily attributable to growth in retail revenues, net of discounts, driven by new product launches and operational improvements, as well as, a greater proportion of total revenues, net of discounts, being generated by the retail segment when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025. This is partially offset by price compression in the third-party cultivation (wholesale) segment when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.
Net Loss
Net loss attributable to the Company for the three months ended September 30, 2026 was $(4,065), a decrease of $39,767, compared to a net loss of $(43,832) for the three months ended September 30, 2025. Income from operations was $11,908 for the three months ended September 30, 2026 compared to $9,277 for the three months ended September 30, 2025, and income before provision for income taxes was $3,203 for the three months ended September 30, 2026 compared to a loss before provision for income taxes of $(15,391) for the three months ended September 30, 2025. The decrease was primarily driven by $21,173 lower provision for income taxes, a $15,963 decrease in total other expense, net, a $4,801 increase in gross profit, partially offset by a $3,946 increase in selling, general and administrative expenses, in each case when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.

	For the Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change
Cost of Goods Sold, net	$112,405	$107,573	$4,832
Selling, General, and Administrative Expenses	84,506	80,560	3,946
Loss on Impairment of Held for Sale Assets	3,624	5,400	(1,776)
Total Other Expense, net	(8,705)	(24,668)	(15,963)
Provision for Income Taxes	(7,268)	(28,441)	(21,173)
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cost of goods sold, net for the three months ended September 30, 2026 was $112,405, an increase of $4,832 or 4.5%, as compared to the three months ended September 30, 2025. The increase was mainly attributable to an increase in overall revenues, net of discounts, and higher sales volumes, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.
Selling, General, and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2026 were $84,506, an increase of $3,946 or 5%, compared to SG&A expenses of $80,560 for the three months ended September 30, 2025. SG&A expenses as a percentage of revenue were 40% and 40% for the three months ended September 30, 2026 and September 30, 2025, respectively. The increase in SG&A expenses was attributable to administrative costs, additional operational costs associated with new store openings, and marketing initiatives, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.
Loss on Impairment of Held for Sale Assets
In an effort to maximize its return on investments coupled with footprint optimization, the Company had $9,183 of assets held for sale as of September 30, 2026, which is comprised of $7,163 of assets held for sale related to a cultivation facility in Massachusetts and $2,020 of assets held for sale related to two retail facilities in Massachusetts. During the three months ended September 30, 2026, the Company determined that a cultivation facility in Florida no longer met the criteria for classification as held for sale under ASC 360, Property, Plant, and Equipment, and was reclassified to Property, Plant, and Equipment, net, on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2026, in connection with the reclassification, the Company recorded impairment on held-for-sale assets related to the cultivation facility in Florida of $3,624. With respect to the Florida facility, the Company determined the facility no longer met the criteria to be classified as held-for-sale and was reclassified to held and used. In accordance with ASC 360, Property, Plant, and Equipment, the facility was measured at the lower of (i) its carrying amount before it was classified as held for sale, adjusted for depreciation that would have been recognized had it been continuously classified as held and used, and (ii) its fair value at the date of the decision not to sell. The impairment charge consists primarily of depreciation expense that would have been recognized during the period the facility was classified as held-for-sale. During the three months ended September 30, 2025, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $5,400 as the carrying value exceeded the fair value less the cost to sell by such amount.

Total Other Expense, net
Total other expense, net for the three months ended September 30, 2026, was $(8,705), a decrease of $15,963 as compared to the three months ended September 30, 2025. The decrease in other expense, net was primarily attributable to (i) a $12,741 favorable change in other income (expense), net, which was income of $2,851 for the three months ended September 30, 2026 compared to expense of $(9,890) for the three months ended September 30, 2025, driven by lower other non-operational costs, (ii) a $2,452 decrease in interest expense, net, resulting from lower outstanding borrowings and a lower effective interest rate following the refinancing of the Company's senior secured credit facilities in March 2026, (iii) the absence in the current period of a loss contingency of $10,000 recorded during the nine months ended September 30, 2025, and (iv) the absence in the current period of the $946 loss on debt extinguishment recognized during the three months ended September 30, 2025. These favorable changes were partially offset by a $176 increase in loss on disposal of property, plant and equipment, which was $(796) for the three months ended September 30, 2026 compared to $(620) for the three months ended September 30, 2025.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the three months ended September 30, 2026, was $7,268, as compared to $28,441 for the three months ended September 30, 2025, a decrease of $21,173 or 74% primarily due to the forecasted annualized effective tax rates, adjusted for discrete items.
Nine Months Ended September 30, 2026, as Compared to Nine Months Ended September 30, 2025

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change
Revenues, net of discounts	$638,539	$614,891	$23,648
Gross Profit	298,713	307,802	(9,089)
Net Loss attributable to Verano Holdings Corp. & Subsidiaries	(35,299)	(74,497)	39,198
Net Loss per share – basic & diluted	(0.48)	(1.03)	0.55
Revenues, net of discounts
Revenues, net of discounts, for the nine months ended September 30, 2026 was $638,539, an increase of $23,648 or 4%, compared to revenue of $614,891 for the nine months ended September 30, 2025. The increase in revenue, net of discounts, was driven by strong new product momentum, including the continued expansion of our HYPHEN™ and Swift Lifts™ product lines, as well as strategic collaborations, which broadened brand offerings in select markets and categories. Additionally, when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025, operational improvements attributed to the increase of revenues, net of discounts, including extended store hours across our Florida locations, improvements in supply chain management, and targeted marketing initiatives designed to improve customer acquisition and retention. During the nine months ended September 30, 2026, the Company continued to grow its retail presence, including the opening of four new stores in Florida. These favorable factors were partially offset by price compression and heightened competition in certain markets. Retail revenue for the nine months ended September 30, 2026 was approximately 69.6% of total revenue compared to 68.1% of total revenue for the nine months ended September 30, 2025, in each case, excluding intersegment eliminations. Cultivation (wholesale) revenue for the nine months ended September 30, 2026 was approximately 30.4% of total revenue compared to 31.9% of total revenue for the nine months ended September 30, 2025, in each case, excluding intersegment eliminations. Refer to “Results of Operations by Segment” for further discussion of our retail revenue and cultivation (wholesale) revenues, net of discounts.
Gross Profit
Gross profit for the nine months ended September 30, 2026 was $298,713, representing a gross profit margin of 47%. This is compared to gross profit for the nine months ended September 30, 2025 of $307,802, which represented a gross profit margin of 50%. The decrease in gross profit during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily attributable to price compression in the third-party cultivation (wholesale) segment and the comparative impact of reductions in cultivation and production inventory levels, partially offset by growth in retail revenues, net of discounts, and lower amortization of intangible assets.

Net Loss
Net loss attributable to the Company for the nine months ended September 30, 2026 was $(35,299), a decrease of $39,198, compared to a net loss of $(74,497) for the nine months ended September 30, 2025. Income from operations was $28,150 for the nine months ended September 30, 2026 compared to $50,490 for the nine months ended September 30, 2025, and the loss before provision for income taxes was $(13,483) for the nine months ended September 30, 2026 compared to income before provision for income taxes of $6,445 for the nine months ended September 30, 2025. The decrease was primarily driven by a $59,126 decrease in the provision for income taxes and a $2,412 decrease in total other expense, net, partially offset by a $9,089 decrease in gross profit, an $11,393 increase in selling, general and administrative expenses, and a $2,286 increase in the loss on impairment of held for sale assets, in each case when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025. In addition, the Company recorded a loss on debt extinguishment related to the 2022 Credit Agreement of $(5,738) in the nine months ended September 30, 2026 for which there was no comparable loss in the nine months ended September 30, 2025.

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change
Cost of Goods Sold, net	$339,826	$307,089	$32,737
Selling, General, and Administrative Expenses	262,877	251,484	11,393
Loss on Impairment of Held for Sale Assets	7,686	5,400	2,286
Loss on Impairment of Fixed Assets	—	428	(428)
Total Other Expense, net	(41,633)	(44,045)	(2,412)
Provision for Income Taxes	(21,816)	(80,942)	(59,126)
Cost of Goods Sold, net
Cost of goods sold, net includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, rent, utilities, and related costs. Cost of goods sold, net, for the nine months ended September 30, 2026 was $339,826, an increase of $32,737 or 11%, as compared to the nine months ended September 30, 2025. The increase was driven by an increase in overall revenues, net of discounts and higher sales volumes. This was partially offset by lower amortization of intangible assets following the impairment of intangible assets in the fourth quarter of 2025, when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025.
Selling, General, and Administrative Expenses
SG&A expenses for the nine months ended September 30, 2026 were $262,877, an increase of $11,393 or 5%, compared to SG&A expenses of $251,484 for the nine months ended September 30, 2025. SG&A expenses as a percentage of revenue was 41% for both the nine months ended September 30, 2026, and September 30, 2025. The increase in SG&A expenses was attributable to administrative costs, marketing costs and additional operational costs associated with new store openings when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025.

Loss on Impairment of Held for Sale Assets & Fixed Assets
In an effort to maximize its return on investments coupled with footprint optimization, the Company had $9,183 of assets held for sale as of September 30, 2026, which is comprised of $7,163 of assets held for sale related to a cultivation facility in Massachusetts and $2,020 of assets held for sale related to two retail facilities in Massachusetts. During the nine months ended September 30, 2026, the Company recorded impairment on held-for-sale assets related to a cultivation facility in Florida of $3,624, and a cultivation facility in Massachusetts of $4,062. With respect to the Florida facility, the Company determined the facility no longer met the criteria to be classified as held-for-sale and was reclassified to held and used. In accordance with ASC 360, Property, Plant, and Equipment, the facility was measured at the lower of (i) its carrying amount before it was classified as held for sale, adjusted for depreciation that would have been recognized had it been continuously classified as held and used, and (ii) its fair value at the date of the decision not to sell. The impairment charge consists primarily of depreciation expense that would have been recognized during the period the facility was classified as held-for-sale. With respect to the Massachusetts facility, the impairment charge reflects the excess of the carrying value over the fair value less costs to sell by such amount.
During the nine months ended September 30, 2025, the Company recorded an impairment on a held-for-sale asset related to a cultivation facility in Pennsylvania of $5,400 as the carrying value exceeded the fair value less the cost to sell by such amount. During the nine months ended September 30, 2025, the Company recorded a fixed asset impairment charge of $428 associated with a Massachusetts cultivation facility as the carrying value exceeded the fair value by such amount.
Total Other Expense, net
Total other expense, net for the nine months ended September 30, 2026, was $(41,633), representing a decrease of $2,412 as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to (i) a $6,651 reduction in interest expense, net, resulting from lower outstanding borrowings and a lower effective interest rate following the refinancing of the Company's senior secured credit facilities in March 2026, (ii) an $8,071 change in other income (expense), net, which was $(754) for the nine months ended September 30, 2026 compared to $(8,825) for the nine months ended September 30, 2025, and (iii) a $105 decrease in the loss on disposal of property, plant and equipment. These favorable changes were partially offset by (i) a $(7,676) unfavorable change in gain (loss) on debt extinguishment, consisting of a $(5,738) loss on debt extinguishment related to the repayment of the 2022 Credit Agreement obligations recognized during the nine months ended September 30, 2026, as compared to a $1,938 net gain on debt extinguishment recognized during the nine months ended September 30, 2025, which included a $2,947 gain resulting from the voluntary partial payoff of the promissory note issued by the Company to Columbia Care East Virginia, LLC, (ii) the absence in the current period of a loss contingency of $10,000 recorded during the nine months ended September 30, 2025, and (iii) the absence in the current period of the $4,739 gain on deconsolidation related to our Arkansas operations recognized during the nine months ended September 30, 2025.
Provision for Income Taxes
Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. Income tax expense for the nine months ended September 30, 2026, was $(21,816), a decrease of $59,126 or 73% primarily due to the forecasted annualized effective tax rates, adjusted for discrete items.

Results of Operations by Segment
The Company has two reportable segments: (i) cultivation (wholesale) and (ii) retail. Due to the vertically integrated nature of its business, the Company reviews its revenue at the cultivation (wholesale) and retail levels while reviewing its operating results on a consolidated basis.
The following tables summarize revenues, net of discounts, by segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$73,921	$81,951	$(8,030)	(9.8)%
Retail	179,323	164,462	14,861	9.0%
Intersegment Eliminations	(40,801)	(43,603)	2,802	(6.4)%
Total Revenues, net of discounts	$212,443	$202,810	$9,633	4.7%
Revenues, net of discounts, for the cultivation (wholesale) segment were $73,921 for the three months ended September 30, 2026, a decrease of $8,030 or 9.8%, compared to the three months ended September 30, 2025, in each case, excluding intersegment eliminations. The decrease in cultivation (wholesale) revenues, net of discounts, was attributable to increased verticalization by third party customers within certain markets, price compression, increased competition and promotional activity in key third party wholesale markets, specifically in Connecticut, and regulatory approval delays relating to the sale of certain products in Ohio, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.
Revenues, net of discounts, for the retail segment were $179,323 for the three months ended September 30, 2026, an increase of $14,861 or 9.0%, compared to the three months ended September 30, 2025, in each case, excluding intersegment eliminations. The increase in retail revenue, net of discounts, was driven by strong new product momentum, including the continued expansion of our HYPHEN™ and Swift Lifts™ product lines, as well as strategic collaborations, which broadened brand offerings in select markets and categories. Further, revenues, net of discounts reflected notable increases in retail revenue, net of discounts in the Florida, Illinois, Maryland, and Pennsylvania markets, which contributed to the overall increase in revenue, net of discounts, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025. Additionally, operational improvements attributed to the increase of retail revenues, net of discounts, including extended store hours across our Florida locations, extended operating hours and curbside pickup at our Illinois locations following regulatory changes in that market, new store openings in Florida, and targeted marketing initiatives designed to improve customer acquisition and retention, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenues, net of discounts
Cultivation (Wholesale)	$232,565	$234,852	$(2,287)	(1.0)%
Retail	533,621	502,367	31,254	6.2%
Intersegment Eliminations	(127,647)	(122,328)	(5,319)	4.3%
Total Revenues, net of discounts	$638,539	$614,891	$23,648	3.8%
Revenues, net of discounts, for the cultivation (wholesale) segment were $232,565 for the nine months ended September 30, 2026, a decrease of $2,287 or 1.0%, compared to the nine months ended September 30, 2025, in each case, excluding intersegment eliminations. The decrease in cultivation (wholesale) revenues, net of discounts, was primarily attributable to continued price compression and increased competition in third party wholesale markets, most notably in Connecticut, as well as increased verticalization by third party customers. The comparative decrease is partially offset by new customer acquisitions and an increased customer base, particularly in the Arizona, Illinois, and New Jersey markets when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025.

Revenues, net of discounts, for the retail segment were $533,621 for the nine months ended September 30, 2026, an increase of $31,254 or 6.2%, compared to the nine months ended September 30, 2025, in each case, excluding intersegment eliminations. The increase in retail revenue, net of discounts, was driven by strong new product momentum, including the continued expansion of our HYPHEN™ and Swift Lifts™ product lines and strategic collaborations, which broadened brand offerings in select markets and categories, as well as new stores opened during the last twelve months. Further, revenues, net of discounts reflected notable increases in retail revenue, net of discounts in the Florida, Maryland, Pennsylvania, and Virginia markets which contributed to the overall increase in revenue, net of discounts when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025. Additionally, operational improvements attributed to the increase of retail revenues, net of discounts, including extended store hours across our Florida locations, improvements in supply chain management, and targeted marketing initiatives designed to improve customer acquisition and retention, when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025. These favorable factors were partially offset by price compression and heightened competition in certain key markets, including Connecticut, New Jersey, and Ohio.
Drivers of Operational Performance
Revenue
The Company derives its revenue from both its cultivation (wholesale) business in which it cultivates, produces and sells cannabis products to third-party retail customers, and its retail business, in which it directly sells cannabis products to retail patients and consumers. For the three months ended September 30, 2026, approximately 29.2% of the Company’s revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations, and approximately 70.8% from the retail business, excluding intersegment eliminations. For the nine months ended September 30, 2026, approximately 30.4% of revenue was generated from the cultivation (wholesale) business, excluding intersegment eliminations and approximately 69.6% from the retail business, excluding intersegment eliminations.
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
LIQUIDITY, FINANCING ACTIVITIES AND CAPITAL RESOURCES
As of September 30, 2026 and December 31, 2025, the Company had total current liabilities of $114,139 and $140,261, respectively. As of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $102,054 and $82,724, respectively, to meet its current obligations. The Company had working capital of $301,469 as of September 30, 2026, an increase of working capital of $37,079 as compared to December 31, 2025. This increase in working capital during the nine months ended September 30, 2026 compared to December 31, 2025, was largely attributable to income tax payable balances due in part to the Company's treatment of Section 280E of the Code coupled with reductions in Accounts Payable and Accrued Liabilities.
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
2022 Credit Agreement
On October 27, 2022, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “Borrowers”), entered into a credit agreement (the “2022 Credit Agreement”) with Chicago Atlantic Admin, LLC (“Chicago Atlantic”), as administrative agent for the lenders, and the lenders from time-to-time party thereto (the “Lenders”), pursuant to which the Lenders advanced the Borrowers a $350,000 senior secured term loan, and which also provided the Borrowers with the right, subject to conditions, to request an additional incremental term loan of up to $100,000; provided that the Lenders elected to fund such incremental term loan. At funding, all the proceeds of the loans made under the 2022 Credit Agreement were used to repay the amounts owing under the Company's previous senior secured term loan credit facility. In connection with the repayment, the previous credit facility was terminated and is no longer in force or effect.
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
On March 11, 2026, the Company repaid all amounts owing under the 2022 Credit Agreement together with a prepayment premium of $4,345. As a result, the 2022 Credit Agreement was terminated and is no longer in force or effect.
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
The Revolver may be drawn in $2,500 increments upon ten business days prior notice and any outstanding amount under the Revolver may be voluntarily prepaid in $2,500 increments upon five business days prior notice without any penalty or premium, unless such prepayment occurs within six months of the applicable advance, in which case, such prepayment is subject to a six-month interest make whole. Any amounts prepaid may be redrawn subject to the same requirements set forth above. The Revolver was initially subject to a borrowing base which required the outstanding principal balance under the Revolver to be equal to or less than 60% of the appraised value, net of certain indebtedness, of the owned real estate serving as collateral for the Revolver from time to time. This provision was amended in the First Amendment, as defined and discussed below.
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

The Revolver includes customary representations, warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. The Revolver also includes customary covenants, including, without limitation, limiting the Real Estate Subsidiaries’ ability to incur additional indebtedness, make guarantees and grant liens that are otherwise not permitted and enter into or consummate acquisitions or dispositions that are not otherwise permitted, among others. As of September 30, 2026, the Company was in compliance with such covenants.
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
2026 Credit Agreement
On March 11, 2026, Verano and certain of its subsidiaries and affiliates from time-to-time party thereto (collectively, the “2026 Borrowers”), entered into a credit agreement (the “2026 Credit Agreement”) with Needham Bank (“Needham”), as collateral agent and administrative agent for the lenders, Chicago Atlantic Financial Services, LLC, as co-administrative agent for the lenders, and the lenders from time-to-time party thereto (the “2026 Lenders”), pursuant to which the 2026 Lenders advanced the 2026 Borrowers a $195,000 senior secured term loan, all of which was used to repay the amounts owing under the 2022 Credit Agreement. The Company is required to make scheduled amortization payments of $875 per month and the remaining principal balance is due in full on March 11, 2029; provided, that the maturity date may be extended to March 11, 2030 upon the election of the Company, the payment of 1.5% of the then outstanding principal balance by the Company, and the consent of the 2026 Lenders. The 2026 Credit Agreement may be prepaid in part (in increments of $5,000 and in an amount not less than $10,000) or in full at any time, subject to a 1.5% prepayment premium during the first two years of the 2026 Credit Agreement and 0% thereafter; provided, that if the maturity date is extended to March 11, 2030, the prepayment premium will be 1.5% in all cases.
The obligations under the 2026 Credit Agreement are secured by substantially all of the assets of the 2026 Borrowers, excluding vehicles, specified parcels of real estate, other customary exclusions, and subject to compliance with the terms of the 2026 Credit Agreement, entities, assets and parcels of real estate acquired after the closing of the 2026 Credit Agreement. The 2026 Credit Agreement provides for a floating annual interest rate equal to one-month Term SOFR (subject to a minimum 4% SOFR floor) plus 5.5%, which rate may be increased by 5% upon an event of default as provided in the 2026 Credit Agreement. The 2026 Credit Agreement includes customary representations and warranties, covenants and customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, and events of bankruptcy and insolvency. Additionally, the 2026 Credit Agreement requires the Borrowers to meet certain financial tests regarding minimum cash balances and a minimum fixed charge coverage ratio. As of September 30, 2026, the Company was in compliance with such covenants.
George Archos, the Chairman, Chief Executive Officer and President of the Company, funded, through an affiliated entity, $10,000 of the amount provided by a 2026 Lender under the 2026 Credit Agreement. As a result of this participation, Mr. Archos will receive his pro rata share of all interest and principal payments made by the Company to such 2026 Lender under the 2026 Credit Agreement.

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
On April 23, 2026, the Justice Department in accordance with the Executive Order issued the April Final Order reclassifying medical cannabis from Schedule I to Schedule III under the CSA. This action, taken pursuant to the Attorney General’s Authority under the CSA to schedule substances in compliance with the Single Convention on Narcotic Drugs, 1961, applies only to state licensed and approved medical cannabis; all other forms of cannabis, including adult use, remains classified as Schedule I. The April Final Order, effective as of April 26, 2026, provides an expedited registration process for state medical licensees and specifically states that registered state medical licensees will no longer be subject to the constraints of Section 280E. Separately, the Attorney General filed notices withdrawing the pending hearing on the proposed rulemaking notice filed in 2024, and instituted a new hearing on the proposed rule which began on June 29, 2026 and concluded on July 15, 2026. This expedited hearing addressed rescheduling the plant in its entirety, outside of state sanctioned medical programs. The evidentiary hearing concluded on July 15, 2026, and post-hearing briefs were filed on August 17, 2026. On October 22, 2026, the ALJ granted a motion to allow the addition of newly released Government Accountability Office detailing report (the “Report”) to the record and to allow supplemental briefing. The Report recommended formalizing internal procedures for rescheduling substances for the HHS, FDA, and DEA. As of the date of this filing, no schedule has been set for the ALJ’s recommended decision or a final order. The IRS, in a press release, has indicated that, for Section 280E purposes, rescheduling will generally apply to the full taxable year that includes the effective date of the April Final Order, for activities no longer involving Schedule I or II substances. In May and June 2026, several petitions were filed challenging the April Final Order, along with a motion to stay the April Final Order. On September 9, 2026, the D.C. Circuit denied the motion to stay, and the April Final Order remains in effect while the petitions proceed on the merits. However, formal guidance from the IRS remains pending. The ultimate impact of the April Final Order and the hearing — including the resolution of accrued UTPs, remains uncertain and is subject to ongoing evaluation due to the complexity of the regulatory and tax environment.

Sources and Uses of Cash
Net Cash Provided by (Used in) Operating Activities, Investing and Financing Activities
Net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025	$ Change
Net Cash Provided by Operating Activities	$97,903	$39,040	$58,863
Net Cash Used in Investing Activities	(53,274)	(22,634)	(30,640)
Net Cash Used in Financing Activities	(25,299)	(21,577)	(3,722)
Cash Flows from Operating Activities. Cash flow generated from operating activities provides us with a source of liquidity. Our cash flows from operating activities result from cash received from our customers, offset by cash payments we make for products and services, operational costs, and income taxes. During the nine months ended September 30, 2026 and 2025, the Company had net cash inflows of $97,903 and $39,040, respectively. The $58,863 increase was largely driven by an improvement in inventory management coupled with lower income tax cash outflows attributable to the Company's treatment of Section 280E as not applying to limit its deduction of ordinary and necessary business expenses when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025. See above under “Tax Liabilities” for further discussion regarding Section 280E.
Cash Flows from Investing Activities. During the nine months ended September 30, 2026 and 2025, the Company had net cash outflows of $(53,274) and $(22,634), respectively. The $(30,640) increase in net cash outflows during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was largely driven by a $12,817 cash outflow related to a deposit for purchase consideration associated with a future business combination during the nine months ended September 30, 2026 and a $9,071 net cash inflows from the deconsolidation of Noah's Ark, LLC during the nine months ended September 30, 2025. Additionally, purchases of property, plant and equipment were $39,945 during the nine months ended September 30, 2026, compared to purchases of property, plant and equipment of $31,792 during the nine months ended September 30, 2025.
Cash Flows from Financing Activities. During the nine months ended September 30, 2026 and 2025, the Company had net cash outflows of $(25,299) and $(21,577), respectively. The $(3,722) increase in net cash outflows during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was driven by the debt issuance costs paid related to the 2026 Credit Agreement and the First Amendment of $11,337, coupled with the payments of debt extinguishment of $4,345 related to the 2022 Credit Agreement, when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025. Additionally, the Company had a $3,726 cash outflow during the nine months ended September 30, 2026, related to the repurchase of 606,500 shares of Common Stock as part of the publicly announced share repurchase program.
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
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated, as of September 30, 2026, the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of Common Stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Aggregate Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs[3]
July 1, 2026 to July 31, 2026	—	$—	—	$17,996,772
August 1, 2026 to August 31, 2026	151,300	6.02	151,300	17,086,388
September 1, 2026 to September 30, 2026	135,200	6.01	135,200	16,273,473
Total	286,500	$6.01	286,500	$16,273,473
1In April 2026, the Board of Directors of the Company (the “Board”) approved a normal course issuer bid to repurchase up to 3,643,818 shares of the Company’s Common Stock, subject to a $20 million cap, and repurchases may be made through open-market repurchases, privately negotiated transactions or otherwise. The program was publicly announced by the Company on April 30, 2026, and repurchases may be made from time to time over a period of 12 months ending April 30, 2027, unless such share or dollar limit is met sooner.
2Notwithstanding the dollar limitation, the Company has remaining authorization to purchase up to 3,037,318 shares of common stock under the Board’s share repurchase program authorization.
3Includes taxes and fees.
Unregistered Sales of Equity Securities
None which have not been reported on a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the third quarter ended September 30, 2026, John Tipton, a member of the Board, terminated his existing prearranged trading plan on August 7, 2026, which was previously reported and adopted on September 5, 2025. Mr. Tipton then adopted a new prearranged share trading plan with a brokerage firm, which was entered into during an open trading window under the Company's insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider trading transactions. The details regarding the date entered into, the estimated number of shares of Common Stock for sale and the expiration date is set forth opposite the name below.

Name	Title	Date of Adoption	Maximum Number of Shares of Common Stock for Sale	Expiration Date
John Tipton	Director	August 12, 2026[1]	100,000	December 31, 2026[2]
1No sales will take place under the prearranged trading plan until November 11, 2026, following the expiration of the applicable cooling off period.
2Subject to earlier termination in the event of certain limited circumstances described in the plan.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Articles of Domestication, dated November 3, 2025 (filed as Exhibit 3.1 to our Current Report on Form 8-K12G3 filed on November 4, 2025 (File No. 000-56342) and incorporated herein by reference).

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
Dated: October 29, 2026

VERANO HOLDINGS CORP.

By:	/s/ George Archos
Name:	George Archos
Title:	Chief Executive Officer and President

By:	/s/ Richard Tarapchak
Name:	Richard Tarapchak
Title:	Chief Financial Officer and Treasurer